Form 10-K
period 1994-12-31
LONE STAR TECHNOLOGIES INC
filed 1995-02-27
CIK 791348

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                        COMMISSION FILE NUMBER 0-14404

                         LONE STAR TECHNOLOGIES, INC.

                           (A DELAWARE CORPORATION)

                         5501 LBJ FREEWAY, SUITE 1200
                             DALLAS, TEXAS  75240

                                 214/386-3981

              I.R.S. EMPLOYER IDENTIFICATION NUMBER:  75-2085454


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
- -------------------                                        -------------------
Common Stock, par value $1.00                                           Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  /X/  .  No   / / .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 15, 1995, the number of shares of common stock outstanding was 20,412,070. The aggregate market value of common stock (based upon the closing price on the Nasdaq Stock Market on that date) held by non-affiliates of the registrant was approximately $143 million.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

===============================================================================

                              TABLE OF CONTENTS
                                                                        PAGE
                                                                        ----

                                  PART I

ITEM 1.  BUSINESS......................................................    3

ITEM 2.  PROPERTIES....................................................    8

ITEM 3.  LEGAL PROCEEDINGS.............................................    9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS...............    9


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS...................................   10

ITEM 6.  SELECTED FINANCIAL DATA.......................................   10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION..............   11

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
         AND SUPPLEMENTARY DATA........................................   16

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE........................   32


                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT.............................................   32

ITEM 11. EXECUTIVE COMPENSATION........................................   32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT................................................   32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   32


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.......................................   32

ITEM 15. SIGNATURES....................................................   35

                                   PART I


ITEM 1. BUSINESS

                                   GENERAL

Lone Star Technologies, Inc.'s ("LST") operating subsidiary, Lone Star Steel Company ("Steel"), serves two business segments: oilfield products and services, comprised of casing, tubing, and line pipe, are manufactured and marketed globally to the oil and gas drilling industry; and, industrial products consist of specialty tubing and flat rolled steel which are manufactured and provided to general industrial markets.

LST, a management and holding company, was incorporated in Delaware in 1986 and became the holding company of Steel, pursuant to Steel's merger with a wholly owned subsidiary of LST. In 1991, Steel emerged from bankruptcy, having operated as debtor in possession under Chapter 11 of the U.S. Bankruptcy Code since 1989. Under the Plan of Reorganization, a major creditor group received
19.5 percent of the common equity of Steel. LST's consolidated balance sheets reflect this reduction of equity ownership in Steel by including "minority interest in Steel" in the liability section, and LST's consolidated statements of earnings are adjusted by the minority interest participation in Steel's earnings or losses.

In August, 1988, LST acquired, for $48 million, the stock of American Federal Bank, F.S.B. ("AFB"), a newly created, federally chartered savings bank. In November, 1993, LST sold the stock of AFB to Guaranty Federal Bank, F.S.B. ("GFB") for $155.7 million, of which LST received $135.7 million in cash on the sale date and $5.0 million in November, 1994. Fifteen million dollars remain in escrow to provide for payment of certain claims that could be filed by GFB under the terms of the sale agreement. The accompanying consolidated financial statements reflect AFB as a discontinued operation.


                       LINES OF BUSINESS INFORMATION

In the last three years, segment revenues were as follows:

                                          1994         1993          1992
                                       ----------   ----------    ----------
                                         $     %      $     %       $     %
                                       -----  ---   -----  ---    -----  ---
Oilfield products and services         215.2   60   210.8   63    171.0   62
Industrial products                    141.8   40   121.7   37    106.6   38
                                       -----  ---   -----  ---    -----  ---
Consolidated total                     357.0  100   332.5  100    277.6  100
                                       =====  ===   =====  ===    =====  ===

Additional segment information is included in Note B to the consolidated financial statements.

OILFIELD PRODUCTS AND SERVICES. Steel manufactures, markets, stores, and transports oil country tubular goods ("OCTG") and line pipe.

OCTG manufactured by Steel includes a wide size and chemistry range of electric resistance welded ("ERW") high-quality casing and tubing for oil and gas drilling and production. Casing, about 75 percent of all OCTG tonnage sold by Steel, is the structural retainer for the walls of oil and gas wells. It also serves to prevent pollution of nearby water reservoirs and to prevent contamination of a well's production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and gas to the surface.

Demand for OCTG is affected by drilling activity which is driven by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. Domestic drilling activity was essentially unchanged in 1994 from the prior year, according to the average number of rigs operating in this country as measured by Baker Hughes. Steel's open orders for OCTG at December 31, 1994, were unchanged from the year-ago level. Steel continued its efforts to penetrate global markets, and 7 percent of its shipments in 1994 were used outside the lower 48 United States. Removal of trade barriers, specifically the North American Free Trade Agreement, should create positive market opportunities for Steel, although the near-term impact is expected to be minor.

LINE PIPE manufactured by Steel ranges in diameter from 2 3/8" to 16" and is used to gather and transport oil and gas from the well site to storage or refining facilities. Approximately 3 percent of Steel's line pipe shipments were exported in 1994.

OTHER SERVICES. Transportation, storage, and other services are provided by Steel's subsidiaries.

SALES AND DISTRIBUTION. The domestic OCTG sales distribution network consists of 13 non-exclusive distributors who maintain product inventory and provide delivery to major and independent oil and gas companies that explore for oil and natural gas. Line pipe is also sold through distributors. Internationally, OCTG is sold through distribution channels as well as directly to end users.
The largest single customer and the ten largest customers of Steel's OCTG in 1994 accounted for 9 percent and 40 percent of total shipments, respectively. About 74 percent of the oil and gas wells drilled in the United States in 1994 were located in Texas, Oklahoma, Kansas, Louisiana, and New Mexico, all within 750 miles of Steel's mill in Lone Star, Texas, and the majority of Steel's oilfield products were sold for use in these states.

RAW MATERIALS AND INVENTORIES. OCTG and line pipe are generally produced to fill specific orders and, accordingly, Steel maintains the majority of its inventory in the form of raw materials, work in process, or finished goods earmarked for specific orders. Steel purchases slabs and steel scrap used in the manufacture of its products. The availability of steel to meet production needs tightened in 1994, and it was often necessary for Steel to commit to purchase steel up to 120 days prior to having orders.

COMPETITION. OCTG and line pipe are sold in highly competitive markets, and sales and earnings are affected by price, cost and availability of raw materials, oil and gas drilling activity, and general economic conditions. Steel offers a wide range of sizes and chemistries and, based on shipment data compiled by the American Iron & Steel Institute, Steel believes that it is one of the largest domestic suppliers of OCTG. Users of OCTG base their purchase decisions on four factors: availability, price, quality, and service. Steel believes that it is competitive in all of these areas. LST's revenues are not seasonal.

Two distinct markets exist for OCTG, and Steel serves both. Deep critical wells require high-performance OCTG that can sustain enormous pressure as measured by burst strength, collapse strength, and yield strength. The major oil companies and independents who conduct drilling programs of this nature emphasize quality and compliance with specific standards. Steel, with its full-body normalized ERW products which meet American Petroleum Institute Standards, competes with seamless OCTG in this market. Operators who drill shallower wells generally purchase OCTG on the basis of price and availability because those wells require less expensive products without superior performance characteristics. Steel competes in this market, which is served primarily by producers of seam-annealed ERW and seamless OCTG, with its full range of Lone Star-R- products as well as with its Wildcat-TM- brand of OCTG. Several domestic manufactures produce limited lines of OCTG, and a number of foreign manufacturers produce

OCTG for export to the United States. Imported OCTG represented an estimated one-fourth of the supply available to the domestic OCTG market during the past two years. Members of the domestic steel pipe and tube industry have recently filed trade cases against foreign producers who are believed to be dumping their products into the domestic marketplace. If successful, the impact of these cases could reduce the volume of imports in 1995 and beyond.

INDUSTRIAL PRODUCTS. Steel manufactures and markets specialty tubing and flat rolled steel.

SPECIALTY TUBING includes a wide array of high-quality, custom-made steel tubular products which require critical tolerances, precise dimensional control, and special metallurgical properties. Steel's specialty tubing products range in size from 7/8" to 15 1/2" in outside diameter and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties, and surface finishes. The products are used in the manufacture of automotive, construction, and farm equipment and in industrial applications such as hydraulic cylinders, stabilizers and intrusion devices, machine parts, bearing races, downhole pump barrels, and printing rollers. Steel produces most of its specialty tubing by the drawn over mandrel ("DOM") process which uses a drawbench to pull tubing through a die and over a mandrel to form tubular products of the desired inside and outside diameter, wall thickness, and surface finish.

Demand for specialty tubing, sensitive to general economic conditions as evidenced by the variety of industrial markets served, has improved during the past year. Steel's open orders at December 31, 1994, were up 23 percent from the prior year due to expanding markets and increased market share domestically, and Steel continued its pursuit of global opportunities, particularly in the European and Pacific Rim markets.

FLAT ROLLED STEEL is used by Steel in the manufacture of tubular products, and it is also sold to fabricators of large diameter transmission pipe, storage tanks, rail cars, and a variety of other construction and industrial products.

SALES AND DISTRIBUTION. Domestically, specialty tubing is marketed and sold through 18 non-exclusive distributors known as steel service centers and, to a lesser extent, directly to end users. Specialty tubing products have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. The largest single user and the ten largest customers of Steel's specialty tubing in 1994 accounted for 3 percent and 17 percent, respectively, of total shipments. Approximately 60 percent of Steel's specialty tubing was sold into the Southern and Midwestern regions of the United States. Internationally, the majority of Steel's specialty tubing is currently sold directly to end users. Exports accounted for approximately 17 percent and 11 percent of Steel's specialty tubing shipments in 1994 and 1993, respectively.

Flat rolled steel products are sold directly to end users or through distributors, primarily in the Southwestern region of the United States.

RAW MATERIALS AND INVENTORIES. Raw materials are readily available from multiple sources. Production is generally scheduled to meet specific orders and, accordingly, inventory is managed to minimize the amount of finished goods on hand. Work-in-process inventories are maintained in order to provide flexibility in responding to customer needs.

COMPETITION. Based on shipment data compiled by the Steel Tube Institute, Steel believes that it is one of the three largest producers of DOM specialty tubing products. Steel is the only fully integrated DOM producer in the United States. One of Steel's drawbenches, among the largest in the world, enables it to produce DOM products in a greater size range than its competitors. Because these products are made to end-user specification and often require just-in-time delivery, only small quantities are imported into the United States. In contrast to the OCTG market, seamless and ERW specialty tubing products differ in their applications. ERW is preferred for many mechanical tubing applications because its consistent wall thickness requires less machining in the finishing process. Seamless tubes are used primarily in heavy gauge applications such as boiler and pressure tubing.

Flat rolled steel is sold in highly competitive markets. Sales and earnings are affected by the cost of raw materials, use by Steel in tubular production, demand by outside customers, and general economic conditions. LST's revenues are not seasonal.

                     RESEARCH, DEVELOPMENT, AND PATENTS

Steel conducts limited research and development activities at its metallurgical laboratory in East Texas. Its patents do not significantly affect financial results.

                                 EMPLOYEES

At December 31, 1994, Steel employed 1,592 people, of whom 1,131 were members of two unions represented by three bargaining units. The majority of union workers are represented by the United Steelworkers of America under a contract which expires in June, 1996. Management considers its relationship with the Steelworkers to be good.

                             FOREIGN OPERATIONS

Steel conducts no manufacturing operations outside the United States. Export sales to destinations outside the United States were approximately $25.5 million, $20.6 million, and $26.5 million for the years 1994, 1993, and 1992, respectively.

                               ENVIRONMENTAL

Steel's operating activities are governed by numerous environmental laws, which are regulated by state and federal agencies. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.

RELATIONSHIP OF FEDERAL AND STATE REGULATION. The United States Environmental Protection Agency ("EPA") is responsible for implementing and enforcing federal environmental laws. In Texas, the environmental regulatory agency is the Texas Natural Resource Conservation Commission ("TNRCC"). The TNRCC was formed in 1993 pursuant to a merger between the Texas Water Commission, responsible for water quality and solid and hazardous waste management, and the Texas Air Control Board which had exclusive authority over air quality.

Most federal environmental statutes expressly provide for state assumption of responsibility when it can be demonstrated that the state program is as stringent as the federal program; however, the EPA retains authority to enforce the program if the state fails to do so.

Texas is authorized to implement the federal hazardous waste program under the Resource Conservation and Recovery Act ("RCRA") and the federal air quality program under the Clean Air Act. The Texas air quality program also requires all new or modified facilities that may emit any air contaminant to obtain a permit which imposes limitations on each emission.

Texas has not yet been delegated authority to implement the federal water quality program under the Clean Water Act. Therefore, dual federal and state water quality programs exist in Texas, requiring companies such as Steel to obtain both a federal permit and a state permit to discharge wastewater into state waters.

In addition, Texas has state environmental programs that supplement and operate independently of the federal environmental programs. Texas has established its own program for the regulation of municipal and industrial solid wastes under the Texas Solid Waste Disposal Act. Steel's operations generate wastes that are regulated as industrial solid waste under this program.

AIR quality is governed by the federal Clean Air Act and the Texas Clean Air Act. The TNRCC has primary responsibility for implementing and enforcing the federal law through the state program. The Texas State Implementation Plan implements, maintains, and enforces the National Ambient Air Quality Standards established by the EPA for particulate matter, sulfur dioxide, carbon monoxide, nitrogen oxide, ozone, and lead, as well as the other federal air quality programs. Emission sources at Steel's facilities are regulated by a combination of individual permit limitations and statewide standards. Sources which existed before the implementation of the state permitting requirements are registered with the TNRCC as "grandfathered sources" and are not required to obtain a permit. If, however, a grandfathered source is modified in a manner that increases the amount or changes the character of air contaminants emitted into the atmosphere, it becomes subject to permitting requirements.

Steel does not believe that the 1990 amendments to the federal Clean Air Act will significantly impact its operations over the next two years. The amendment with the greatest potential to impact the steelmaking industry requires the EPA to establish emission standards for certain hazardous substances based on maximum achievable control technology. However, until the EPA promulgates the regulations for the iron and steel manufacturing source category and the related electric arc furnace ("EAF") operation source category, Steel cannot determine the impact of this amendment on its operations. The EPA has set November 15, 1997, as its deadline for promulgating emission standards for these source categories.

Steel is presently in substantial compliance with the conditions of its permits and applicable standards. Steel recently received approval from the TNRCC for a permit amendment to install a baghouse to serve as an additional air pollution control device for its EAFs. The new facility is now under construction.

WATER quality is governed by the federal Clean Water Act, implemented by the EPA, and the state Water Code, implemented by the TNRCC. Steel is required to have two separate permits to discharge wastewater from each of its outfalls: a National Pollution Discharge Elimination System permit issued by the EPA and a wastewater discharge permit issued by the TNRCC. The regulatory emphasis on water and wastewater is directed at the control of effluent toxicity.

With respect to both the federal and state wastewater discharge permits, Steel and the regulators have been engaged in ongoing discussions regarding the applicability of the state water quality standards for lead. In August, the TNRCC granted Steel a three-year variance to the state water quality standards for lead, issued Steel a renewal state water permit with lead limits based on this variance, and proposed a site-specific standard for lead consistent with the variance. Also, the EPA recently issued Steel a draft renewal federal permit with lead limits based on the state variance. Steel thus believes that it will be possible to achieve substantial compliance with both its state and federal wastewater discharge permits without requiring material expenditures.

SOLID AND HAZARDOUS WASTE management is governed by the Texas Solid Waste Disposal Act and RCRA. The TNRCC has primary responsibility for implementing and enforcing the federal law through the state program.

Solid waste, some of which is now classified as hazardous, has been generated by Steel since it began operation. As with similar mills in the industry, Steel's EAF generates dust containing lead, chromium, and cadmium. Until 1988, Steel disposed of the EAF dust and other wastes in on-site management units. Steel does not store hazardous waste and no longer disposes of waste on site. Wastes are now shipped off-site to commercial facilities for disposal or reclamation.

In the past, Steel operated solid waste management units for the storage and disposal of non-hazardous and hazardous wastes. These sites include four land-based RCRA waste management units and a fifth site that is not subject to RCRA. Steel has submitted to the TNRCC a closure plan for the site not subject to RCRA, a pond previously used for storing an acidic waste, and Steel is closing it as a non-hazardous facility. Two sites subject to RCRA, the plant's landfill and a site that received air pollution sludge, have been closed in accordance with requirements of RCRA and corresponding state regulations. These sites are subject to post-closure care obligations, including ground-water monitoring, for up to thirty years. The remaining two sites have been closed by removal ("clean closure") in accordance with requirements of RCRA and corresponding state regulations. Steel is seeking to limit the duration of future post-closure, ground-water monitoring at these facilities based on the clean closure. The TNRCC will issue Steel a permit for the facilities requiring post-closure care. Steel projects the actual cost during the thirty-year post-closure period for its various facilities to be approximately $1 million.


ITEM 2. PROPERTIES

Steel conducts its operations at facilities on a 2,000-acre site in East Texas. The original facilities, constructed in the 1940's, have been expanded and modernized, and include two EAF's with capacity of approximately 500,000 ingot tons per year; two rolling mills, a "two-high" mill that rolls the EAF ingots into slabs and a "four-high" single stand reversing Steckel mill that produces flat rolled coils; two pipe welding mills; six drawbenches, including the largest specialty tubing drawbench in the United States; heat treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which tubular goods are threaded and couplings are applied; and, various support facilities including a shortline railroad and other transportation and storage facilities. Steel's and LST's headquarters are located in leased facilities in Dallas, Texas.

Steel's annual productive capacity approximates 425,000 slab tons, 1,250,000 coil tons, and 1,000,000 pipe tons. In 1994, the EAF and specialty tubing facilities operated at 90 - 100 percent of capacity, while the rolling mills and pipe mills generally operated at 55 percent or less.

LST and certain minority shareholders of Steel agreed to fund up to $23 million for a capital expenditure program. Steel issues 6 percent cumulative convertible preferred stock to its participating shareholders as funds are advanced. Included in the program is a significant expansion of Steel's capacity to manufacture specialty tubing products. The balance of the expenditures will be used to upgrade Steel's capability to manufacture tubular products for use in the energy sector. This program began in early 1995, is scheduled to be completed in mid-1996, and had no impact on 1994 results.

Under current and projected market conditions, Steel believes that the facilities have sufficient capacity to meet production needs for several years.

In addition to the manufacturing facilities, Steel owns 20,000 acres in Texas and 3,000 acres in Oklahoma which were purchased primarily for iron ore or coal reserves, and mineral interests on an additional 12,000 acres in Oklahoma and 60,000 acres in Texas. No minerals have been recovered from these properties for many years because their use is no longer required in Steel's operations.

ITEM 3. LEGAL PROCEEDINGS

Steel filed a Petition for Review with the United States Court of Appeals for the Fifth Circuit in 1992 seeking judicial review of certain conditions in an EPA permit governing Steel's wastewater discharges. The EPA is the only other party to this proceeding which was brought by Steel under statutory provisions that permit private parties to seek judicial review of administrative agency decisions.

LST and its subsidiaries are parties to a number of lawsuits and controversies which are not discussed in this document. As to the legal proceedings not discussed, it is the opinion of management, based upon analysis of known facts and circumstances and reports from legal counsel, that LST and its subsidiaries are not parties to any legal proceeding, which is material to them taken as a whole, other than ordinary routine litigation incidental to their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

LST's Common Stock trades on Nasdaq National Market System under the symbol LSST. The following table summarizes the range of trading prices by quarter for the last two years (in $):

                               FIRST    SECOND     THIRD      FOURTH
                               -----    ------     -----      ------
1994     High                  9 1/8     8 1/2      7 1/4      7 7/8
         Low                   7 3/8     6 3/4         6       5 3/4
1993     High                  6 1/4     9 3/8     10 3/4     10 7/8
         Low                   3 1/2     5 1/2      8 1/8      6 1/2

As of February 15, 1995, LST had approximately 5,300 common shareholders of record. LST has paid no dividends on its Common Stock since becoming a public company and is not expected to declare dividends in the foreseeable future.

In 1988, LST sold one million shares of Series A nonvoting convertible cumulative preferred stock, $1.00 par value ("Series A Preferred stock"), for $49.6 million in cash. The Series A Preferred stock carried a $50.00 per share liquidation preference, plus any unpaid dividends, and became redeemable in cash at the option of LST after September, 1993. No dividends were declared, accrued, or paid, and cumulative dividends in arrears at January 1, 1994, approximated $18.8 million. In February, 1994, LST redeemed this stock and extinguished all dividend obligations related to it for $51.7 million.

ITEM 6. SELECTED FINANCIAL DATA ($ in millions, except share and employee data)

                                  1994   1993   1992   1991   1990   1989    1988   1987   1986   1985    1984
                                 -----  -----  -----  -----  -----  ------  -----  -----  -----  ------  -----
Revenues  . . . . . . . . . . .  357.0  332.5  277.6  318.9  318.4   290.3  484.2  372.8  196.7   391.7  450.2
  Oilfield revenues . . . . . .  215.2  210.8  171.0  218.3  212.6   150.9  306.5  241.7  111.9   341.5  278.9
  Industrial revenues . . . . .  141.8  121.7  106.6  100.6  105.8   139.4  177.7  131.1   84.8    50.2  171.3
Gross earnings (loss) . . . . .   12.8    6.3    8.7   28.7   34.7    (8.1)   9.7   24.6  (44.3)  (25.4)  17.0
Steel - SG & A  . . . . . . . .  (13.8) (15.4) (16.4) (22.6) (23.9)  (30.9) (30.0) (17.4) (24.2)  (29.8) (24.8)
LST - SG & A  . . . . . . . . .   (2.4)  (1.5)  (1.2)  (5.2)  (6.9)  (10.1)  (4.1)  (3.3)   --      --     --
Steel special (charge) credit .    --     --     --     --     --   (148.2) (15.4)   --    51.9  (164.0)   --
Operating earnings (loss) . . .   (3.4) (10.6)  (8.9)   0.9    3.9  (197.3) (39.8)   3.9  (16.6) (219.2)  (7.8)
Steel - interest and other  . .   (1.7)  (2.7)   0.9    3.1    5.4    (1.0)  (5.9)  (3.3)  (1.3)    0.8  (13.4)
LST - interest and other  . . .    0.3   (3.1)  (3.7)  (2.2)  (0.3)   (2.0)  (4.1)  (1.1)   --      --     --
Minority interest . . . . . . .    1.0    2.3    1.3    0.2    --      --     --     --     --      --     --
Earnings (loss) from
  continuing operations . . . .   (3.8) (14.1) (10.4)   2.0    9.0  (200.3) (49.8)  (0.5) (17.9) (218.4) (21.2)
Net earnings (loss) . . . . . .    1.2   (7.2)   0.1    2.0   45.6  (191.4) (40.2)   0.6   (9.7) (117.1) (10.4)
Net earnings (loss) per
  common share  . . . . . . . .   (0.04) (0.35)  0.01   0.10   2.25   (9.50) (2.01)  0.03  (0.49)  (5.87) (0.52)
Shares outstanding (millions) .   20.4   20.3   20.3   20.3   20.3    20.1   20.0   20.0   19.9    19.9   19.9

Current assets  . . . . . . . .  180.8  235.6   87.0   72.5  217.9   204.1  234.2  261.3  147.8   152.0  238.6
Total assets  . . . . . . . . .  345.7  411.2  364.1  341.0  491.5   454.8  680.3  646.8  466.3   480.2  663.5
Current liabilities . . . . . .   53.4   57.9   41.5   40.5   56.1    69.6   73.6  125.3   59.3    88.7  112.9
Total liabilities and
  minority interest . . . . . .  249.6  267.8  207.2  184.2  337.1   346.2  382.1  358.8  177.3   181.5  230.7
Equity  . . . . . . . . . . . .   96.1  143.4  156.9  156.8  154.4   108.6  298.2  288.0  289.0   298.7  432.8

Cash provided from
  (used by) operations  . . . .   (2.2) (15.3) (17.1)  17.2    8.1    38.0  (25.6) (38.2)   3.7    43.1   34.0
Capital expenditures  . . . . .    7.0    5.8   11.5   12.4    2.9     6.7   18.6    6.6    7.9    27.0   22.2
Depreciation  . . . . . . . . .   11.4   11.0    9.4    8.2    7.8    17.8   17.7   17.3   17.2    27.7   26.9
Employees . . . . . . . . . . .  1,592  1,688  1,560  1,392  1,574   1,415  1,477  2,305  1,463   4,021  4,335

                                      10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                  OVERVIEW

LST's revenues are derived from Steel's two business segments: oilfield products and services and industrial products.

PRODUCTS AND MARKETS. The oilfield products and services business includes the manufacture and marketing of OCTG, the casing and tubing used in oil and gas well drilling and production, and line pipe which is used to gather and transport oil and gas from the well site to storage or refining facilities. Steel is one of the largest domestic producers and suppliers of OCTG, based on data compiled by the American Iron & Steel Institute. OCTG represents three-fourths of Steel's oilfield products volume as measured in tonnage, and exports have ranged from 6 to 13 percent of this segment's shipments during the last three years.

Demand for oilfield products is generally affected by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. A key indicator of domestic demand is the average number of drilling rigs operating in the United States which, during the last three years, has been historically low. According to Baker Hughes, the rig average in 1994, 1993, and 1992 was 775, 755, and 717, respectively. Demand is also affected by the amount of oilfield products imported into this country as well as available industry inventories. Imported OCTG has represented approximately one-fourth of the total supply during the past two years, up from 12 percent in 1992, much of which was supplied by manufacturers who dump their products in this country. Trade cases have been filed by domestic producers to curtail this practice. The effect of available inventory, which is believed to be low, has been insignificant in the marketplace in the past three years. Recent volatility of oil and gas prices has created uncertainty with respect to the timing and extent of a recovery in the energy sector. This instability has eroded customer confidence in the longer-term outlook for energy prices and has caused some drilling projects to be deferred. International markets are volatile and have been weakened by the uncertain conditions that exist in the former Soviet Union and China, both major oil producers and users of oilfield pipe.

Steel's industrial products segment includes two product groups: specialty tubing and flat rolled steel. Specialty tubing consists of a wide array of high-quality, custom-made steel tubular products requiring critical tolerances, precise dimensional control, and special metallurgical properties. These products are used in the further manufacture of automotive, construction, and other industrial equipment such as hydraulic cylinders, stabilizers and intrusion devices, and machine parts.

Steel's primary emphasis in the industrial products segment is the specialty tubing market. Demand for specialty tubing, sensitive to general economic conditions as evidenced by the variety of industrial markets served, has continued to improve during the past year. Steel is one of the largest domestic producers of specialty tubing, based on shipment data compiled by the Steel Tube Institute. International shipments increased to 17 percent of specialty tubing shipments in 1994 from 11 percent in 1993 and 1992. The recent devaluation of the peso is not expected to impact Steel's business opportunities in Mexico in the near term.

Steel's participation in the flat rolled steel commodity market is limited to the Southwestern region and is affected by factors such as price, capacity utilization, and raw material costs. Flat rolled steel produced by Steel is either further processed by Steel in the manufacture of tubular products or is shipped to customers for the manufacture of a variety of commercial and industrial products. Flat rolled steel is sold in a highly competitive market, with price and availability primarily determining customer purchase decisions.

MANUFACTURING. Steel's plant is a capital intensive, integrated facility. As such, its operating costs are sensitive to changes in production volumes, the price of purchased raw materials, and energy costs. Steel attempts to adjust its cost structure to correspond with current production levels while maintaining excess capacity for potential use; however, the cost of purchased materials fluctuates with changing market conditions which are beyond Steel's control. Capacity utilization currently ranges from nearly 100 percent in the EAF and specialty tubing facilities to 55 percent or less in other areas. Purchased steel scrap and slabs, in combination with energy sources, account for nearly half of Steel's overall costs. In 1994, those costs increased approximately 8 percent.

LST and certain minority shareholders of Steel have agreed to fund up to $23 million for a capital expenditure program during 1995 and early 1996. Included in the program is a significant expansion of Steel's capacity to manufacture specialty tubing products. The balance of the expenditures will be used to upgrade Steel's capability to manufacture tubular products for use in the energy sector.

                           RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of earnings are as follows ($ million):

                                         1994        1993         1992
                                       --------    ---------    ---------
                                         $    %      $    %       $    %
                                       ----- ---   ----- ---    ----- ---
Oilfield products and services         215.2  60   210.8  63    171.0  62
Industrial products                    141.8  40   121.7  37    106.6  38
                                       ----- ---   ----- ---    ----- ---
Consolidated total                     357.0 100   332.5 100    277.6 100
                                       ===== ===   ===== ===    ===== ===

1994 COMPARED WITH 1993

LST's 1994 consolidated net revenues increased 7 percent to $357.0 million from $332.5 million, due to a 2 percent increase in oilfield products to $215.2 million and a 17 percent increase in industrial products to $141.8 million. Volume accounted for the rise in oilfield revenues while the growth in industrial products was attributable to price and product mix.

Operating losses of $3.4 million in 1994 versus $10.6 million in 1993 reflect an increase of $6.5 million in gross earnings and a decrease of $0.7 million in selling, general, and administrative expense. This improvement plus increased interest and other income resulted in a loss from continuing operations of $3.8 million, or $0.19 per share, reduced from $14.1 million, or $0.69 per share, in 1993.

Net earnings in 1994 were $1.2 million compared to net losses of $7.2 million in the prior year. The 1994 net results include a $5 million gain on the sale of AFB. Net results in 1993 include earnings from discontinued operations of $16.5 million which relate to AFB prior to its sale in November, 1993, and an extraordinary charge of $9.6 million which represents Steel's obligation to fund medical and death benefits of assigned retirees and eligible dependents of the United Mine Workers of America ("UMWA").

Also in 1994, Steel increased the discount rate used to calculate the present value of its pension obligation from 7 1/2 percent to 8 1/2 percent. This action increased consolidated equity by $3.1 million, net of minority interest.

Per share earnings in 1994 were adjusted downward by $0.10 to reflect the preferred stock redemption described in the Financial Condition and in Note D. The net loss per share available to common shareholders of $0.04 in 1994 compares to $0.35 in the prior year.

Prior to the 1993 sale, AFB earned $21.2 million. As a result of recognizing only the $135.7 million in proceeds received at the time of the sale, LST experienced a loss of $4.7 million on the disposition which reduced the reported 1993 earnings from discontinued operations to $16.5 million. The remaining $20 million in sale proceeds was placed in escrow to provide for possible future claims by GFB as permitted under the sale agreement. In 1994, LST received $5 million of those funds, and $15 million remain in escrow.

1993 COMPARED WITH 1992

LST's 1993 consolidated revenues were $332.5 million, earnings before an extraordinary item were $2.4 million, or $0.12 per share, and consolidated net losses were $7.2 million, or $0.35 per share. In 1992, consolidated revenues were $277.6 million, earnings before an accounting change were $7.2 million, or $0.36 per share, and net earnings were $0.1 million, or $0.01 per share. Earnings from discontinued operations of $16.5 million in 1993 and $17.6 million in 1992 relate to AFB, which was sold in November, 1993, and are included in the net results.

The extraordinary item in 1993 of $9.6 million, net of minority interest in Steel, relates to Steel's future obligation to fund medical and death benefits of assigned retirees and eligible dependents of the UMWA under the Coal Industry Retiree Health Benefit Act of 1992. This government-imposed liability was unexpected as Steel has conducted no mining operations in more than 30 years and it had previously fully funded its obligation.

In 1993, Steel decreased the discount rate used to calculate the present value of its pension obligation from 9 percent to 7 1/2 percent. This action decreased net equity by $6.6 million.

The accounting change in 1992 of $7.1 million, net of minority interest, is attributable to Steel's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires employers to accrue the anticipated cost of retiree health care benefits.

The 20 percent increase in Steel's 1993 revenues over the prior year was comprised of a 23 percent increase in oilfield products to $210.8 million and a 14 percent increase in industrial products to $121.7 million. In both segments, the revenue increases were attributable primarily to volume.

A 28 percent decrease in gross earnings reflects the higher cost of purchased raw materials that could not be absorbed through product pricing. This situation primarily affected the oilfield products segment. Although domestic drilling activity was up 5 percent from the all-time low level of 1992 as evidenced by the number of rigs in operation as measured by Baker Hughes, uncertainties with respect to future oil prices have caused many projects to be deferred or canceled. During the fourth quarter of 1993, the price of West Texas Intermediate crude oil fell more than 25 percent. Confidence in oil and gas prices must be restored throughout the industry before a meaningful improvement in this segment's operations can be expected.

In the industrial products segment, the recent performance and outlook are somewhat brighter. A strengthening economy and continuing adaptation of Steel's tubular products to new applications are contributing to the relative success of this segment.

Despite a 4 percent decrease in selling, general, and administrative expense in 1993 compared to the prior year, operating losses increased 19 percent to $10.6 million. Interest expense increased in 1993, reflecting the higher borrowings necessary to fund Steel's operations and working capital requirements.

Prior to the sale, AFB earned $21.2 million in 1993, compared to $17.6 million in 1992. As a result of recognizing only the $135.7 million in sale proceeds received at the time of the sale, LST experienced a loss of $4.7 million on the disposition which reduced the reported 1993 earnings from discontinued operations to $16.5 million. The remaining $20 million in sale proceeds was placed in escrow to provide for possible future claims by GFB. Funds released from escrow in the future will be recognized as income in the periods received.

                             FINANCIAL CONDITION

LST has no direct business operations other than Steel or significant sources of cash other than from short-term investments or the sale of securities. Steel is restricted from paying cash dividends under the terms of its revolving credit agreement; however, LST is reimbursed by Steel for a portion of its operating costs as provided under the terms of a cost-sharing agreement.

In November, 1993, LST sold AFB for $155.7 million, of which LST received $135.7 million on the date of the sale and $5 million in November, 1994. Fifteen million dollars remain in escrow to provide payment for certain claims that may be filed by the purchaser as permitted under the sale agreement.

At December 31, 1994, LST had available cash and short-term investments of $82.8 million.

In 1988, LST sold one million shares of Series A Preferred stock for $49.6 million. As of January 1, 1994, the cumulative but undeclared and unaccrued dividends approximated $18.8 million. In February, 1994, LST redeemed all of its Series A Preferred stock and extinguished all related dividend obligations for $51.7 million.

In November, 1994, LST and certain minority shareholders of Steel agreed to fund up to $23 million for a capital expenditure program. Steel issues 6 percent cumulative convertible preferred stock to its participating shareholders as funds are advanced to finance the program. LST's participation in the program amounts to 89.753 percent. The program began in January, 1995, is scheduled to be completed in mid-1996, and had no impact on 1994 results.

The Steel preferred stock to be issued to LST and the other participating shareholders will have a designated value equal to the amount of the funds advanced, will pay quarterly dividends at the rate of 6 percent per year on that value, and will require its mandatory redemption by Steel, unless earlier redeemed or converted, on January 3, 2002, in cash, at the designated value plus any unpaid dividends. Prior to redemption of the stock, dividends may be paid in cash, although currently prohibited by the terms of the revolving credit agreement, or in additional preferred shares.

These preferred shares will be convertible into Steel common stock prior to redemption at the rate of one share of common stock for each $10,000 of designated value (subject to anti-dilution provisions).

In addition, as a result of an earlier unrelated transaction, LST holds warrants to purchase 241.5 shares of Steel common stock, and other Steel shareholders hold warrants to purchase 58.5 shares at $33,358 per share (subject to anti-dilution provisions). The warrants are exercisable at any time until December 31, 1998.

Steel presently has a total of 1,000 shares of common stock outstanding of which LST holds 80.5 percent. Depending upon warrant exercises and preferred share conversions, this percentage could change.

LST periodically purchases steel slabs which are consigned to Steel to be used in its production of tubular products. Steel pays LST as the slabs are used or within ninety days, whichever occurs first. This program's structure is consistent with those previously established with third parties. During 1994, LST's slab purchases amounted to approximately $38 million.

It is currently anticipated that the remainder of the proceeds from the sale of AFB will be used by LST for general corporate purposes, which could include further investment in Steel or such other uses as may reasonably be determined by the Board of Directors to be in the best interest of LST and its shareholders. LST believes it has and will continue to have adequate funds to meet its operating requirements.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings, and equity financing.

Steel has a revolving credit agreement under which it can borrow the lesser of $55.0 million (increased to $65.0 million for 1995 and beyond) or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At December 31, 1994, borrowings totaled $39.0 million on an available borrowing base of $50.8 million. The interest rate on borrowings is prime plus 1.75 percent which, at year end, was 10.25 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The three-year agreement, entered into in March, 1993, contains various restrictive covenants, including requirements to maintain certain financial ratios. Steel's ability to continue to meet the covenants is largely dependent upon a variety of external factors, including market conditions and costs of purchased materials. In March, 1993, Steel also borrowed $4.6 million at 8.08 percent to be repaid in equal monthly installments through March, 1997.

Steel believes that funds generated by operations, its borrowing capacity under the revolving credit agreement, and capital contributions from its shareholders, will provide the liquidity necessary to fund its cash requirements in 1995. Adequate liquidity in the longer term is dependent on a recovery in the energy sector and/or Steel's ability to obtain raw material at lower cost which will be necessary for Steel to achieve an improvement in profitability.

Steel's defined benefit pension plans cover its bargaining unit employees. At December 31, 1994, the projected obligation exceeded the plans' assets by $33.7 million. Steel's annual pension expense, including amortization of the excess obligation, approximates $4.2 million.

The Coal Industry Retiree Health Benefit Act of 1992 burdened Steel with an obligation to fund future medical and death benefits of certain UMWA retirees and dependents. An extraordinary charge of $9.6 million, net of minority interest, was recognized in 1993 to reflect future payments which are assessed annually. The 1994 payment amounted to $1.0 million, and the 1995 payment is expected to approximate $0.5 million. Steel is making these payments under protest and has filed suit in Federal District Court to question the validity of the Act.

Steel's operations are subject to compliance and permitting requirements of various governmental agencies with regard to environmental and other matters, the laws and regulations over which generally are becoming more restrictive.
The primary oversight agencies include the TNRCC and the EPA. Steel has entered into specific agreements with these agencies to conduct numerous environmental studies and to develop plans to ensure continuous compliance with applicable laws and regulations. Steel believes that the cost of maintaining compliance with environmental requirements will fall within its contemplated operating and capital expenditure plans, averaging $2 - $3 million annually in the foreseeable future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                          Page
                                                                          ----
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants..................................  16
Consolidated Statements of Cash Flows,
      for the years ended December 31, 1994, 1993, and 1992...............  17
Consolidated Statements of Earnings,
      for the years ended December 31, 1994, 1993, and 1992...............  18
Consolidated Balance Sheets at December 31, 1994 and 1993.................  19
Notes to Consolidated Financial Statements ...............................  20
Schedule III - Condensed Financial Information............................  31

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Lone Star Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of LST (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the three years ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of LST's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LST and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the three years ended December 31, 1994, in conformity with generally accepted accounting principles.

Effective January 1, 1992, LST changed its method of accounting for postretirement health care benefits, as discussed in Note J.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP
Dallas, Texas,
February 6, 1995

                         LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                            FOR THE YEARS
                                                          ENDED DECEMBER 31,
                                                        ----------------------
                                                         1994    1993    1992
                                                        -----   ------  ------
Beginning cash and cash equivalents  . . . . . . . . .  $140.4  $ 11.5  $  8.7
                                                         -----   -----   -----
Cash flows from operating activities:
  Loss from continuing operations before income tax  .    (3.8)  (14.1)  (10.4)
  Minority interest in Steel . . . . . . . . . . . . .    (1.0)   (2.3)   (1.3)
  Depreciation and amortization  . . . . . . . . . . .    11.4    11.0     9.4
  Accounts receivable  . . . . . . . . . . . . . . . .   (10.8)   (6.2)  (10.3)
  Inventories  . . . . . . . . . . . . . . . . . . . .     7.0   (13.9)   (1.2)
  Accounts payable and accrued liabilities . . . . . .    (4.6)   16.4     1.0
  Other assets, postretirement benefit obligations,
    and other noncurrent liabilities . . . . . . . . .    (0.4)   (6.2)   (4.3)
                                                         -----   -----   -----
Net cash used by operating activities  . . . . . . . .    (2.2)  (15.3)  (17.1)
                                                         -----   -----   -----
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . .    (7.0)   (5.8)  (11.5)
  Short-term investments . . . . . . . . . . . . . . .   (41.0)    --      --
  Sale of discontinued operations  . . . . . . . . . .     --    135.7     --
  Gain on sale of discontinued operations  . . . . . .     5.0     --      --
  Other  . . . . . . . . . . . . . . . . . . . . . . .     2.0    (0.6)    2.8
                                                         -----   -----   -----
Net cash provided (used) by investing activities . . .   (41.0)  129.3    (8.7)
                                                         -----   -----   -----
Cash flows from financing activities:
  Net change in borrowings under revolving credit
   agreement . . . . . . . . . . . . . . . . . . . . .    (2.8)   10.8    18.9
  Redemption of Series A Preferred stock and
     payment of dividend . . . . . . . . . . . . . . .   (51.7)    --      --
  Installment note borrowing . . . . . . . . . . . . .     --      4.6     --
  Installment note repayment . . . . . . . . . . . . .    (1.0)   (0.8)    --
  Stock issuance . . . . . . . . . . . . . . . . . . .     0.1     0.3     --
  Dividend received from discontinued operations . . .     --      --      9.7
                                                         -----   -----   -----
Net cash provided (used) by financing activities . . .   (55.4)   14.9    28.6
                                                         -----   -----   -----
Net increase (decrease) in cash and cash equivalents .   (98.6)  128.9     2.8
                                                         -----   -----   -----
Ending cash and cash equivalents . . . . . . . . . . .   $41.8  $140.4   $11.5
                                                         =====  ======   =====

                         LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (In millions, except share data)

                                                          FOR THE YEARS
                                                        ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1994      1993      1992
                                                   -------   -------   -------
Net revenues  . . . . . . . . . . . . . . . . . .  $ 357.0   $ 332.5   $ 277.6
Cost of goods sold  . . . . . . . . . . . . . . .   (344.2)   (326.2)   (268.9)
                                                   -------   -------   -------
  Gross earnings  . . . . . . . . . . . . . . . .     12.8       6.3       8.7
Selling, general, and administrative expenses . .    (16.2)    (16.9)    (17.6)
                                                   -------   -------   -------
  Operating loss  . . . . . . . . . . . . . . . .     (3.4)    (10.6)     (8.9)
Other income, net . . . . . . . . . . . . . . . .      2.5       0.3       2.7
Interest income . . . . . . . . . . . . . . . . .      4.3       0.9       0.3
Interest expense  . . . . . . . . . . . . . . . .     (8.2)     (7.0)     (5.8)
Minority interest in Steel  . . . . . . . . . . .      1.0       2.3       1.3
                                                   -------   -------   -------
  Loss from continuing operations before
   income tax . . . . . . . . . . . . . . . . . .     (3.8)    (14.1)    (10.4)
Income tax  . . . . . . . . . . . . . . . . . . .       -         -         -
                                                   -------   -------   -------
  Loss from continuing operations . . . . . . . .     (3.8)    (14.1)    (10.4)
Earnings from and gain on sale of discontinued
  operations  . . . . . . . . . . . . . . . . . .      5.0      16.5      17.6
                                                   -------   -------   -------
  Earnings before extraordinary item  . . . . . .      1.2       2.4       7.2
UMWA benefit plan . . . . . . . . . . . . . . . .       -       (9.6)       -
                                                   -------   -------   -------
  Earnings (loss) before change in accounting
   principle  . . . . . . . . . . . . . . . . . .      1.2      (7.2)      7.2
Change in accounting principle  . . . . . . . . .       -         -       (7.1)
                                                   -------   -------   -------
  Net earnings (loss) . . . . . . . . . . . . . .  $   1.2   $  (7.2)  $   0.1
                                                   =======   =======   =======
Per common share:
  Loss from continuing operations . . . . . . . .  $ (0.19)  $ (0.69)  $  (0.51)
  Earnings from and gain on sale of discontinued
   operations . . . . . . . . . . . . . . . . . .     0.25      0.81       0.87
  Earnings before extraordinary item and
    change in accounting principle  . . . . . . .     0.06      0.12       0.36
   Adjustment for redemption of Series A
    Preferred stock . . . . . . . . . . . . . . .    (0.10)       -         -
  Net earnings (loss) available to common
   shareholders . . . . . . . . . . . . . . . . .  $ (0.04)  $ (0.35)  $   0.01
                                                   =======   =======   =======

                         LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In millions)

                                                    DECEMBER 31,
                                                 ------------------
                                                  1994        1993
                                                 ------      ------
ASSETS
 Current assets:
   Cash and cash equivalents  . . . . . . . . .  $ 41.8      $140.4
   Short-term investments . . . . . . . . . . .    41.0         -
   Accounts receivable, net . . . . . . . . . .    54.9        44.1
   Current inventories, net . . . . . . . . . .    41.4        48.4
   Other current assets . . . . . . . . . . . .     1.7         2.7
                                                 ------      ------
 Total current assets . . . . . . . . . . . . .   180.8       235.6

 Property, plant, and equipment, net  . . . . .   130.7       135.2
 Other noncurrent assets  . . . . . . . . . . .    34.2        40.4
                                                 ------      ------
Total assets  . . . . . . . . . . . . . . . . .  $345.7      $411.2
                                                 ======      ======
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
   Accounts payable . . . . . . . . . . . . . .  $ 31.2       $37.6
   Accrued liabilities  . . . . . . . . . . . .    21.0        19.2
   Current portion of long-term debt  . . . . .     1.2         1.1
                                                 ------      ------
  Total current liabilities . . . . . . . . . .    53.4        57.9
                                                 ------      ------
  Long-term debt  . . . . . . . . . . . . . . .    90.6        94.5
  Postretirement benefit obligations  . . . . .    42.0        45.8
  Other noncurrent liabilities  . . . . . . . .    49.8        55.6
  Minority interest in Steel  . . . . . . . . .    13.8        14.0
                                                 ------      ------
Total liabilities . . . . . . . . . . . . . . .   249.6       267.8
                                                 ------      ------
Commitments and Contingencies (See Note K)  . .     -           -

Shareholders' equity:
  Series A Preferred stock (authorized: 1.2
   shares, issued: none and 1.0 shares,
   respectively); shown at face value . . . . .     -          49.6
  Common stock, $1 par value
   (authorized:  40.0 shares, issued:
   20.4 shares) . . . . . . . . . . . . . . . .    20.4        20.4
  Capital surplus . . . . . . . . . . . . . . .   158.9       158.8
  Minimum pension liability adjustment  . . . .    (3.5)       (6.6)
  Retained deficit  . . . . . . . . . . . . . .   (78.8)      (77.9)
  Treasury stock (0.05 shares), at cost . . . .    (0.9)       (0.9)
                                                 ------      ------
Total shareholders' equity  . . . . . . . . . .    96.1       143.4
                                                 ------      ------
Total liabilities and shareholders' equity  . .  $345.7      $411.2
                                                 ======      ======

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Technologies, Inc. ("LST") is a management and holding company whose operating subsidiary Lone Star Steel Company ("Steel") manufactures and markets products and services to the oil and gas drilling industry and to the general industrial sector.

ACCOUNTING POLICIES - NOTE A

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of LST and its subsidiaries, with American Federal Bank, F.S.B. ("AFB") presented as a discontinued operation. Intercompany transactions are eliminated in consolidation.

INVESTMENTS IN DEBT SECURITIES.  LST's cash equivalents include U. S.
Government debt obligations and corporate debt obligations rated A-1 P-1 or higher with original maturities of less than 90 days. Short-term investments consist of U. S. Government debt obligations with original maturities of up to one year. In 1994, LST adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, investments are classified as held-to-maturity and recorded at cost or classified as held for sale or trading securities and recorded at market value. LST's cash equivalents and short-term investments are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At December 31, 1994, LST's carrying amounts of cash equivalents and short-term investments approximated market value. LST does not invest in or hedge exposures through the use of derivative financial instruments. As a result, the provisions of Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments," have no impact on LST's financial disclosures. At December 31, 1994, investments in debt securities at amortized cost consisted of $76.6 million in U. S. Government debt obligations and $6.2 million in corporate debt obligations rated A-1 P-1 or higher.

INVENTORIES of Steel are stated at the lower of cost (principally last-in, first-out "LIFO") or market value and include raw materials, labor, and overhead. Inventories at LST are stated at the lower of cost (principally first-in, first out "FIFO") or market value and consist of steel slabs.

PROPERTY, PLANT, AND EQUIPMENT are stated at cost. Depreciation is provided on the straight-line method.

INCOME TAXES. LST files a consolidated federal income tax return. In 1993, LST adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") which requires an asset and liability approach for financial accounting and income tax reporting. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards and are adjusted whenever tax rates or other provisions of income tax statutes change. Prior to 1993, income taxes were recognized in accordance with Accounting Principles Board Opinion No. 11.

POSTEMPLOYMENT BENEFITS. Effective January 1, 1994, LST adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," ("SFAS No. 112") which requires, under certain conditions, accrual accounting for obligations such as termination and medical benefits for former employees. Because LST has historically accrued for such obligations, the adoption of SFAS No. 112 was not material to the current year operations.

MINORITY INTEREST. The 19.5 percent minority ownership in Steel is included in the liabilities section of LST's consolidated balance sheets, and results are adjusted in the consolidated statements of earnings to reflect participation of the minority ownership in Steel's earnings or losses.

RECLASSIFICATION AND RESTATEMENT. The accompanying consolidated financial statements and schedule have been restated to reflect AFB as a discontinued operation, and certain 1993 and 1992 balances have been reclassified to conform to the 1994 presentation.


LINES OF BUSINESS - NOTE B

Steel's operations include the oilfield products and services segment which manufactures tubular products and provides technical, warehousing, and other services; and the industrial products segment which manufactures specialty tubing and flat rolled steel. The manufacture of these products uses several common facilities and shares administrative support. Accordingly, certain costs and assets are allocated and may not reflect each line of business as if it were operated separately. ($ in millions; unaudited)

YEAR ENDED DECEMBER 31,                           1994        1993       1992
- -----------------------                           ----        ----       ----
OILFIELD PRODUCTS AND SERVICES
 Net revenues                                     215.2       210.8      171.0
 Operating losses                                 (12.1)      (13.4)     (11.2)
 Identifiable assets                              149.2       162.8      152.6
 Capital expenditures                               4.3         3.8        7.5
 Depreciation and amortization                      7.1         7.3        6.1
INDUSTRIAL PRODUCTS
 Net revenues                                     141.8       121.7      106.6
 Operating earnings                                 8.9         4.3        3.5
 Identifiable assets                               91.5        86.6       81.4
 Capital expenditures                               2.7         2.0        4.0
 Depreciation and amortization                      4.3         3.7        3.3
CORPORATE AND OTHER NON-SEGMENTS
 Net revenues                                       -           -          -
 Operating losses                                  (0.2)       (1.5)      (1.2)
 Identifiable assets                              105.0       161.8       13.4
 Net assets of discontinued operations              -           -        116.7
TOTAL FROM CONTINUING OPERATIONS
 Net revenues                                     357.0       332.5      277.6
 Operating losses                                  (3.4)      (10.6)      (8.9)
 Total assets                                     345.7       411.2      364.1
 Capital expenditures                               7.0         5.8       11.5
 Depreciation and amortization                     11.4        11.0        9.4

The majority of Steel's sales are made through distributors. Sales to the two largest distributors represented 12 percent and 10 percent of 1994 revenues, 12 percent and 11 percent of 1993 revenues, and 12 percent and 11 percent of 1992 revenues. Direct foreign revenues were approximately 7 percent of the total in 1994, 6 percent in 1993, and 10 percent in 1992.

ADDITIONAL BALANCE SHEET INFORMATION - NOTE C ($ in millions)

                                                          1994        1993
                                                          ----        ----
   Inventories
      Finished goods                                       28.6        31.2
      Work in process                                      36.2        38.4
      Raw materials                                         3.5         2.6
      Materials, supplies and other                        23.0        23.9
                                                         ------      ------
          Total inventories before LIFO valuation reserve  91.3        96.1
      Reserve to reduce inventories to LIFO value         (39.7)      (37.5)
                                                         ------      ------
          Total inventories                                51.6        58.6
      Amount included in other noncurrent assets          (10.2)      (10.2)
                                                         ------      ------
          Net current inventories                          41.4        48.4
                                                         ======      ======

   Property, plant, and equipment
      Land and land improvements                           12.0        12.0
      Buildings, structures, and improvements              12.4        12.7
      Machinery and equipment                             249.8       246.1
      Construction in progress                              7.0         3.9
                                                         ------      ------
          Total property, plant, and equipment            281.2       274.7
      Less accumulated depreciation and amortization     (150.5)     (139.5)
                                                         ------      ------
          Property, plant, and equipment, net             130.7       135.2
                                                         ======      ======
   Other noncurrent assets
      Funds held in escrow                                 15.0        20.0
      Inventory (supplies and spare parts)                 10.2        10.2
      Other                                                 9.0        10.2
                                                         ------      ------
          Total other noncurrent assets                    34.2        40.4
                                                         ======      ======


   Current accrued liabilities
      Accrued compensation                                  6.1         5.7
      Property taxes                                        3.8         3.7
      Warranty reserves                                     2.4         2.1
      Environmental reserves                                2.0         2.0
      Pension                                               1.4         1.6
      Other                                                 5.3         4.1
                                                         ------      ------
          Total current accrued liabilities                21.0        19.2
                                                         ======      ======

   Other noncurrent liabilities
      Environmental reserves                               14.7        16.0
      UMWA liability                                       10.4        11.2
      Deferred gain on sale of discontinued operations     15.0        20.0
      Other reserves                                        9.7         8.4
                                                         ------      ------
          Total other noncurrent liabilities               49.8        55.6
                                                         ======      ======

Accounts receivable are stated net of allowance for doubtful accounts of $1.9 million and $1.8 million at December 31, 1994 and 1993, respectively. Approximately $78.8 million and $88.5 million of total inventories before the LIFO valuation reserve were accounted for on the LIFO basis at December 31, 1994 and 1993, respectively. Non-LIFO inventories are stated at the lower of cost or market. The amount of total inventories before LIFO valuation reserve approximates inventory replacement cost. During 1994, a reduction in inventory resulted in the depletion of previous LIFO inventory layers, the financial effect of which was not significant to net results.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - NOTE D ($ in millions)

                                                                  MINIMUM
                                     SERIES A                     PENSION
                                     PREFERRED  COMMON  CAPITAL  LIABILITY  RETAINED  TREASURY
                                       STOCK     STOCK  SURPLUS  ADJUSTMENT (DEFICIT)  STOCK   TOTAL
                                     --------   ------  -------  ---------- --------  -------- -----
Balance, December 31, 1991 . . . . .  49.6       20.4    158.5                (70.8)   (0.9)   156.8
Net earnings . . . . . . . . . . . .   -.         -.       -.        -.         0.1     -.       0.1
                                     -----       ----    -----      ----      -----    ----    -----
Balance, December 31, 1992 . . . . .  49.6       20.4    158.5       -        (70.7)   (0.9)   156.9
Net loss . . . . . . . . . . . . . .   -          -        -         -         (7.2)    -       (7.2)
Employee benefit plan stock issuance   -          -        0.3       -          -       -        0.3
Pension liability adjustment . . . .   -.         -.       -.       (6.6)       -.      -.      (6.6)
                                     -----       ----    -----      ----      -----    ----    -----
Balance, December 31, 1993 . . . . .  49.6       20.4    158.8      (6.6)     (77.9)   (0.9)   143.4
Employee benefit plan stock issuance   -          -        0.1       -          -       -        0.1
Pension liability adjustment . . . .   -          -        -         3.1        -       -        3.1
Redemption of preferred stock. . . . (49.6)       -        -         -         (2.1)    -      (51.7)
Net earnings . . . . . . . . . . . .   -.         -.       -.        -.         1.2     -.       1.2
                                     -----       ----    -----      ----      -----    ----    -----
Balance, December 31, 1994 . . . . .   -.        20.4    158.9      (3.5)     (78.8)   (0.9)    96.1
                                     =====       ====    =====      ====      =====    ====    =====

PREFERRED STOCK. In 1988, LST sold one million shares of Series A nonvoting convertible cumulative preferred stock, $1.00 par value, ("Series A Preferred stock") for $49.6 million. No dividends were declared, accrued, or paid and at January 1, 1994, the cumulative dividends in arrears approximated $18.8 million. In February, 1994, LST redeemed the Series A stock and extinguished all dividend obligations related to it, for $51.7 million. Earnings per share in 1994 were adjusted downward by $0.10 to reflect the $2.1 million difference between the amount paid and the carrying amount.


DEBT - NOTE E ($ in millions)

AT DECEMBER 31,                                 1994               1993
- ---------------                          ----------------    ----------------
                                         CARRYING   FAIR     CARRYING   FAIR
                                          AMOUNT    VALUE     AMOUNT    VALUE
                                         --------   -----    --------   -----
LST convertible subordinated debentures .  50.0     40.0       50.0      44.0
Steel revolving credit  . . . . . . . . .  39.0     39.0       41.8      41.8
Steel 48-month installment note . . . . .   2.8      2.8        3.8       3.8
                                           ----     ----       ----      ----
  Total debt  . . . . . . . . . . . . . .  91.8     81.8       95.6      89.6
    less current installments . . . . . .  (1.2)    (1.2)      (1.1)     (1.1)
                                           ----     ----       ----      ----
  Total long-term debt  . . . . . . . . .  90.6     80.6       94.5      88.5
                                           ====     ====       ====      ====

The $50 million, 8 percent convertible subordinated debentures are due in 2002 and may be converted at any time into shares of LST common stock. The conversion price, initially set at $24.25 per share, is subject to antidilution provisions. Fair value of the debentures is estimated based upon quotes from brokers.

Steel has a revolving credit agreement under which it can borrow the lesser of $55.0 million (increased to $65.0 million) or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At December 31, 1994, borrowings totaled $39.0 million on an available borrowing base of $50.8 million. The interest rate on borrowings was prime plus 1.75 percent which, at year end, was 10.25 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The three-year agreement, entered into in March, 1993, contains various restrictive covenants, including requirements to maintain certain financial ratios. Steel's ability to continue to meet the covenants is largely dependent upon a variety of external factors, including market conditions and costs of purchased materials. In March, 1993, Steel also borrowed $4.6 million at 8.08 percent to be repaid in equal monthly installments through March, 1997.

Steel believes that funds generated by operations, its borrowing capacity under the revolving credit agreement, and temporary advances from its shareholders or other sources, will provide the liquidity necessary to fund operations and certain capital expenditures in the short term. However, adequate liquidity in the longer term is dependent on a recovery in the energy sector and/or a reduction in raw material costs which will be necessary for Steel to achieve an improvement in profitability.

At December 31, 1994, debt maturities are as follows: 1995, 1.2 million; 1996, $40.3 million; 1997, $0.3 million; and thereafter, $50 million.

Cash paid for interest during 1994, 1993, and 1992 was $4.1 million, $2.9 million, and $1.7 million, respectively, by Steel; and $4.0 million in each of the last three years by LST.


CHANGE IN COMMON SHARES OUTSTANDING - NOTE F

                                 ISSUED    TREASURY STOCK  OUTSTANDING
                               ----------  --------------  -----------
Balance, December 31, 1992 . . 20,369,951     (48,616)      20,321,335
  Employee benefit plans . . .     66,485         -             66,485
                               ----------     -------       ----------
Balance, December 31, 1993 . . 20,436,436     (48,616)      20,387,820
  Employee benefit plans . . .     24,250         -             24,250
                               ----------     -------       ----------
Balance, December 31, 1994 . . 20,460,686     (48,616)      20,412,070
                               ==========     ========      ==========

NET EARNINGS PER SHARE - NOTE G

The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, including exercisable stock options, assumed to be outstanding during the year. The numbers of shares used in 1994, 1993, and 1992 were approximately 20.4 million. For all three years, the effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant. Earnings per share in 1994 were adjusted downward by $0.10 to reflect the redemption of Series A stock, described in Note D.

INCOME TAXES - NOTE H

LST adopted SFAS No. 109 effective January 1, 1993, which requires an asset and liability approach for income taxes. Previously, LST reported taxes in accordance with Accounting Principles Board Opinion No. 11. There was no current or deferred income tax expense or benefit for 1994, 1993, or 1992. A reconciliation of computed income taxes to actual income taxes follows ($ in millions):

                                              1994      1993     1992
                                              ----     ------    ------
Losses from continuing operations
 before income tax . . . . . . . . . . . . .  (3.8)    (14.1)    (10.4)
                                              ====     =====     =====
Federal income tax statutory rate  . . . . .  35.%      35.%      34.%
                                              ====     =====     =====
Income tax benefit at statutory rates  . . .   1.3       4.9       3.5
Minority interest  . . . . . . . . . . . . .   0.3       0.8       0.4
Net operating loss for which no benefit
 is recognized . . . . . . . . . . . . . . .  (1.6)     (5.7)     (3.9)
                                              ----     -----     -----
  Income taxes . . . . . . . . . . . . . . .   -.        -.        -.
                                              ====     =====     =====

The sources of deferred taxes and the tax effect of each for 1992 ($ in millions):


Depreciation and amortization . . . . . . . . . . . . . . . . . .   (0.9)
Reserves  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1.5
Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .    0.4
Deferred tax attributable to net operating loss carryforwards . .   (1.0)
                                                                    ----
  Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . .    -.
                                                                    ====

The adoption of SFAS No. 109 resulted in a net deferred tax asset at January 1, 1993, of $85.7 million, less a valuation allowance of the same amount, with no recorded effect on the consolidated statements of earnings. The following table discloses the components of the deferred tax amounts at December 31, 1994 and 1993 ($ in millions):

                                                 1994      1993
                                                -----     -----
Deferred tax assets
   Temporary differences
     Postretirement benefit accruals  . . . . .  12.9      13.9
     Environmental reserves . . . . . . . . . .   5.7       6.1
     UMWA liability . . . . . . . . . . . . . .   3.7       4.0
     Deferred gains . . . . . . . . . . . . . .   4.9       6.5
     Other expense accruals and reserves  . . .   7.1       6.6
     Inventories  . . . . . . . . . . . . . . .   7.4       8.3
     Other  . . . . . . . . . . . . . . . . . .   0.6       0.6
                                                -----    ------
                                                 42.3      46.0
   Net operating loss carryforwards . . . . . .  92.3      89.8
                                                -----    ------
       Total deferred tax assets  . . . . . . . 134.6     135.8
Deferred tax liability - temporary difference
 for basis in and depreciation of property,
 plant, and equipment . . . . . . . . . . . . . (35.4)    (34.5)
                                                -----    ------
Net deferred tax assets . . . . . . . . . . . .  99.2     101.3
Less valuation allowance  . . . . . . . . . . . (99.2)   (101.3)
                                                -----    ------
Net deferred tax amount . . . . . . . . . . . .   -.        -.
                                                =====    ======

At December 31, 1994, LST had federal tax net operating loss carryforwards ("NOL's") of approximately $271 million, a portion of which is related to AFB and subject to regulatory audit. If not utilized, the NOL's will expire between 2000 and 2009, and their future availability may be limited if LST or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. LST's common stock is publicly traded and management cannot assure that future trading will not result in an ownership change, as defined, which would limit availability of the NOL's.

EXTRAORDINARY ITEMS - NOTE I

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT OF 1992

The Coal Industry Retiree Health Benefit Act of 1992 ("Act") created a benefit plan fund to provide medical and death benefits to certain United Mine Workers of America ("UMWA") retirees and eligible dependents. The legislation was prompted by the occurrence of operating deficits in benefit trusts previously established by agreements between the UMWA and various coal operators represented by the Bituminous Coal Operators' Association, Inc. Steel has not operated coal mines for more than 30 years and had previously fully funded the agreed upon defined contributions to the benefit trusts. However, Steel was notified in 1993 that under the Act it will be liable for additional current and future costs for certain assigned beneficiaries.

Based on this information and actuarial assumptions, an extraordinary charge of $9.6 million, net of minority interest, was recognized in 1993 to reflect the total estimated future payments related to the Act. Payments are assessed annually and will be made over an extended period for as long as there may be eligible beneficiaries. Steel is making these payments under protest and has filed suit in Federal District Court to question the validity of the Act.

EMPLOYEE BENEFIT PLANS - NOTE J

CAPITAL ACCUMULATION PLAN. LST and Steel have defined contribution plans available to substantially all full-time employees. Participants may make voluntary pretax contributions to the plans, and the employer contributes within specified limits. Employer contributions totaled $0.7 million in each of the last three years.

STOCK OPTION PLAN. LST has a long-term incentive plan which provides for the issuance of up to 2,700,000 shares of common stock to key employees and outside directors through the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants. The option price is not less than the market price on the date of grant.
Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the first anniversary of the grant date and an additional one-fourth becoming exercisable on each of the next three anniversaries. If a change of control of LST occurs before an option's fourth anniversary, the option may be exercised earlier. Following is a summary of stock option activity during 1994 and 1993:

                                 SHARES UNDER OPTION      PRICE RANGE ($)
                                 -------------------      ---------------
Outstanding, December 31, 1992 . . .   779,156              2.59 - 17.38
   Granted in 1993 . . . . . . . . .   277,000              5.88 -  8.81
   Exercised in 1993 . . . . . . . .   (66,485)             3.06 -  8.50
   Canceled in 1993  . . . . . . . .  (123,754)             3.63 - 16.13
                                      --------
Outstanding, December 31, 1993 . . .   865,917              2.59 - 17.38
   Granted in 1994 . . . . . . . . .      -                      -
   Exercised in 1994 . . . . . . . .   (24,250)             3.06 -  6.81
   Canceled in 1994  . . . . . . . .   (17,020)             3.06 - 16.13
                                      --------
   Outstanding, December 31, 1994  .   824,647              2.59 - 17.38
                                      ========

At December 31, 1994, 1,487,778 shares were available for grant and 538,897 shares were exercisable. Pursuant to a separate management contract arranged prior to the spin-off of LST from its former parent, LST's former chief executive officer was granted a separate, nonqualified option with stock appreciation rights for 500,000 shares of common stock at $7.89 per share. During 1993, 80 percent of the option was exercised in the form of stock appreciation rights. The remaining 20 percent is fully exercisable and expires in 1995.

POSTRETIREMENT HEALTH CARE PLAN. Steel sponsors an unfunded, defined benefit, postretirement health care plan ("Health Care Plan") for most of its bargaining unit employees and a limited number of non-bargaining unit retirees eligible under special early retirement programs. Health Care Plan benefits are provided to eligible retirees until they reach the age of 65, at which time coverage terminates. Steel accrues for the anticipated cost of retirees' health care benefits in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" ("SFAS 106"). Steel implemented SFAS No. 106 in 1992 and the full transition obligation of $7.1 million, net of minority interest, is included in the 1992 consolidated statement of earnings as the cumulative effect of the change in accounting principle.

Net retiree health care benefits expense for 1994, 1993, and 1992, included the following components ($ in millions):

                                                  1994   1993   1992
                                                  ----   ----   ----
Service cost - health care benefits earned  . . .  0.5    0.4    0.4
Interest cost on unfunded accumulated
 benefit obligation . . . . . . . . . . . . . . .  0.8    0.8    0.8
                                                   ---    ---    ---
  Total retiree health care benefits expense  . .  1.3    1.2    1.2
                                                   ===    ===    ===

The annual rate of increase in per capita costs of covered health care benefits was assumed to gradually decrease from 12 percent to an ultimate trend rate of 7 percent by the year 2004. An increase of 1 percent per year in the assumed medical cost trend rate would have resulted in an additional obligation of $1.1 million for accumulated benefits at December 31, 1994, and an additional $0.2 million in the aggregate of the 1994 service cost and interest cost components. Weighted average discount rates of 8.5 percent at December 31, 1994, and 7.5 percent at December 31, 1993, were used to determine the accumulated obligation.

The following table sets forth the Health Care Plan's unfunded status and the amounts recognized in the consolidated balance sheets at December 31, 1994 and 1993 ($ in millions):

                                                       1994       1993
                                                       ----       ----
Accumulated benefit obligation
   Retirees . . . . . . . . . . . . . . . . . . . . .   1.8        1.6
   Active plan participants - fully eligible  . . . .   0.3        0.3
   Active plan participants - not fully eligible  . .   8.3        9.2
                                                       ----       ----
Unfunded accumulated benefit obligation . . . . . . .  10.4       11.1
Unrecognized net gain (loss)  . . . . . . . . . . . .   0.8       (0.7)
                                                       ----       ----
   Net benefit obligation recognized in consolidated
    balance sheet . . . . . . . . . . . . . . . . . .  11.2       10.4
Amount included in current accrued liabilities  . . .  (0.8)      (0.8)
                                                       ----       ----
   Amount included in long-term postretirement
    benefit obligations . . . . . . . . . . . . . . .  10.4        9.6
                                                       ====       ====

PENSION PLAN. Steel has defined benefit pension plans covering its bargaining unit employees. Retirement benefits are based on years of service at progressively increasing flat-rate amounts. A special lump-sum payment equal to 13 weeks of vacation pay is made upon retirement. Steel's policy is to fund the minimum contribution each year as required by applicable regulations. The measurement dates for determining the plans' assets and obligations were November 30, 1994, and December 31, 1993. At December 31, 1994 and 1993, the plans' funded status and amounts recognized in the consolidated balance sheets were as follows ($ in millions):

                                                          1994      1993
                                                          ----      ----
Actuarial present value of benefit obligations
   Vested benefit obligation . . . . . . . . . . . . . .  64.5      72.0
                                                         =====     =====
   Accumulated benefit obligation  . . . . . . . . . . .  68.1      75.8
                                                         =====     =====
   Projected benefit obligation  . . . . . . . . . . . .  68.8      76.3
Plans' assets at fair value  . . . . . . . . . . . . . . (35.1)    (37.9)
                                                         -----     -----
Projected benefit obligation in excess of
 plans' assets . . . . . . . . . . . . . . . . . . . . .  33.7      38.4
Unrecognized net gain (loss) . . . . . . . . . . . . . .  (5.3)     (9.1)
Unrecognized net obligation at January 1, 1986 . . . . .  (6.1)     (7.1)
Adjustment required to recognize minimum liability . . .  10.7      15.6
                                                         -----     -----
Pension liability recognized in consolidated
 balance sheets  . . . . . . . . . . . . . . . . . . . .  33.0      37.8
Amount recorded in current accrued liabilities . . . . .  (1.4)     (1.6)
                                                         -----     -----
Amount included in long-term postretirement
 benefit obligation  . . . . . . . . . . . . . . . . . .  31.6      36.2
                                                         =====     =====

In determining the projected benefit obligation, the weighted average discount rate was assumed to be 8.5 percent at November 30, 1994, and 7.5 percent at December 31, 1993. The expected long-term rate of return on assets was assumed to be 9 percent and the annual increase in compensation rate was assumed to be 5 percent for both years. In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Steel has recorded an adjustment, as shown in the above table, to recognize a minimum pension liability. Offsetting this liability at December 31, 1994, was a noncurrent intangible asset of $6.3 million and a reduction of shareholders' equity of $3.5 million net of minority interest, with no recorded tax benefit assumed. The December 31, 1993, adjustment resulted in an offsetting $7.4 million intangible asset and an $6.6 million net equity reduction. The plans' assets consist primarily of short-term money market investments, government and corporate obligations, real estate, and public market equity securities.

Net pension expense in 1994, 1993, and 1992 was as follows ($ in millions):

                                                  1994   1993   1992
                                                  ----   ----   ----
Service cost - benefits earned . . . . . . . . .   0.9    0.7    0.7
Interest cost on projected benefit obligation  .   5.5    5.6    5.7
Return on plan assets  . . . . . . . . . . . . .   0.9   (3.9)  (2.6)
Gain (loss) deferred . . . . . . . . . . . . . .  (4.1)   0.7   (0.6)
Amortization of initial unrecognized
 obligation  . . . . . . . . . . . . . . . . . .   1.0    1.0    1.0
                                                  ----   ----   ----
Total pension expense  . . . . . . . . . . . . .   4.2    4.1    4.2
                                                  ====   ====   ====

PROFIT SHARING PLAN. Effective July 1, 1993, Steel implemented a profit sharing plan for substantially all employees. The plan provides for payment of a specified percentage of Steel's quarterly operating earnings. Steel's contribution for 1994 was $0.1 million and there was no contribution for 1993.


COMMITMENTS AND CONTINGENCIES - NOTE K

As a steel facility, Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. The primary governmental oversight agencies include the Texas Natural Resource Conservation Commission and the Environmental Protection Agency. Steel has agreements with these agencies to conduct numerous environmental studies and to develop plans to ensure continuous compliance with applicable laws and regulations. Steel is engaged in various ongoing environmental studies, monitoring programs, and capital projects. Estimated expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities as shown in Note C. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

Steel leases equipment under various operating leases. Rental expense totaled $3.3 million, $3.0 million, and $2.7 million in 1994, 1993, and 1992, respectively. Future minimum lease payments under noncancellable operating leases are as follows: 1995, $1.3 million; 1996, $0.9 million; 1997, $0.5 million; 1998, $0.3 million; 1999, $0.3 million; and, thereafter, $0.1 million.

LST and its subsidiaries are parties to a number of lawsuits and controversies which are not discussed herein. It is the opinion of management of LST and its operating companies, based upon their analysis of known facts and circumstances and reports from legal counsel, that these matters will have no material effect on the results of operations or financial condition of LST and its subsidiaries, taken as a whole.

SALE OF AFB - NOTE L

In November, 1993, LST sold the stock of AFB, one of its operating subsidiaries, to Guaranty Federal Bank, f.s.b. ("GFB"). The accompanying consolidated financial statements have been restated to reflect AFB as a discontinued operation. The sale price was $155.7 million, of which LST received $135.7 million in cash on the date of the sale and $5 million in November, 1994.

Prior to the sale, AFB earned $21.2 million in 1993 and $17.6 million in 1992. As a result of recognizing only the $135.7 million received at the time of the sale, LST experienced a loss of $4.7 million on the disposition which reduced the reported 1993 earnings from discontinued operations to $16.5 million. Escrowed funds, included in other noncurrent assets, currently amount to $15 million to provide payment for certain claims that may be filed by GFB as permitted under the sale agreement. As these funds are released to LST, they are recognized as income in the periods received.

QUARTERLY FINANCIAL SUMMARY - NOTE M

($ in millions, except share amounts; quarterly amounts unaudited):

                                                             QUARTER
                                             ---------------------------
                                             FIRST  SECOND THIRD  FOURTH TOTAL YEAR
                                             -----  ------ -----  ------ ----------
1994
Revenues . . . . . . . . . . . . . . . . . .  81.1   84.8   89.2   101.9   357.0
Gross earnings . . . . . . . . . . . . . . .   1.6    2.0    1.3     7.9    12.8
Earnings (loss) from continuing operations .  (2.6)  (2.6)  (1.3)    2.7    (3.8)
Gain on sale of assets . . . . . . . . . . .    -      -      -      5.0     5.0
Net earnings (loss)  . . . . . . . . . . . .  (2.6)  (2.6)  (1.3)    7.7     1.2

PER COMMON SHARE:
 Earnings (loss) from continuing
  operations . . . . . . . . . . . . . . . .  (0.13) (0.13) (0.06)   0.13   (0.19)
 Gain on sale of assets  . . . . . . . . . .     -      -      -     0.25    0.25
 Adjustment for redemption of Series A
  Preferred stock* . . . . . . . . . . . . .  (0.10)   -      -       -     (0.10)
 Net earnings (loss)*. . . . . . . . . . . .  (0.23) (0.13) (0.06)   0.38   (0.04)

1993
Revenues . . . . . . . . . . . . . . . . . .  77.8   79.1   85.0    90.6   332.5
Gross earnings (loss)  . . . . . . . . . . .   3.6    2.2    0.7    (0.2)    6.3
Loss from continuing operations  . . . . . .  (2.1)  (3.2)  (4.4)   (4.4)  (14.1)
Earnings from discontinued operations  . . .   1.9    8.0    3.5     3.1    16.5
Earnings (loss) before extraordinary
 item  . . . . . . . . . . . . . . . . . . .  (0.2)   4.8   (0.9)   (1.3)    2.4
Extraordinary item . . . . . . . . . . . . .    -      -      -     (9.6)   (9.6)
Net earnings (loss)  . . . . . . . . . . . .  (0.2)   4.8   (0.9)  (10.9)   (7.2)

PER COMMON SHARE:
 Loss from continuing operations . . . . . . (0.10) (0.16) (0.22)  (0.21)   (0.69)
 Earnings from discontinued operations . . .  0.09   0.40   0.17    0.15     0.81
 Earnings (loss) before extraordinary item . (0.01)  0.24  (0.05)  (0.06)    0.12
 Net earnings (loss) . . . . . . . . . . . . (0.01)  0.24  (0.05)  (0.53)   (0.35)

* The first quarter 1994 amounts have been restated from the previously reported amounts to reflect an adjustment to net earnings (loss) per common shareholder for the redemption of the Series A Preferred stock discussed in Note D.

                                      29

RELATED PARTY TRANSACTIONS - NOTE N

In November, 1994, LST and certain minority shareholders of Steel agreed to fund up to $23 million for a capital expenditure program. Steel issues 6 percent cumulative convertible preferred stock to its participating shareholders as funds are advanced. Included in the program is a significant expansion of Steel's capacity to manufacture specialty tubing products. The balance of the expenditures will be used to upgrade Steel's capability to manufacture tubular products for use in the energy sector. LST's participation in the program amounts to 89.753 percent. The program began in 1995, is scheduled to be completed in mid-1996, and had no impact on 1994 results.

The Steel preferred stock to be issued to LST and the other participating shareholders will have a designated value equal to the amount of the funds advanced, will pay quarterly dividends at the rate of 6 percent per year on that value, and will require its mandatory redemption by Steel, unless earlier redeemed or converted, on January 3, 2002, in cash, at the designated value plus any unpaid dividends. Prior to redemption of the stock, dividends may be paid in cash, although currently prohibited by the terms of the revolving credit agreement, or in additional preferred shares.

LST periodically purchases steel slabs which are consigned to Steel to be used in its production of tubular products. Steel pays LST as the slabs are used or within ninety days, whichever occurs first. This program's structure is consistent with those previously established with third parties. During 1994, LST's slab purchases amounted to approximately $38 million. Intercompany transactions related to this program are eliminated in consolidation.

                 LONE STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
         Schedule III - Condensed Financial Information of Registrant
                             (Parent Company Only)
                                ($ in millions)

                                                 YEAR ENDED DECEMBER 31,
                                                --------------------------
CONDENSED STATEMENT OF CASH FLOWS                1994      1993      1992
- ---------------------------------               ------    ------     -----
Net (earnings) loss  . . . . . . . . . . . . .    1.2      (7.2)      0.1
Minority interest in Steel . . . . . . . . . .   (1.0)      4.6       3.1
Other  . . . . . . . . . . . . . . . . . . . .  (11.3)     (4.5)     (9.5)
                                               ------    ------     -----
  Net cash used in operating activities  . . .  (11.1)     (7.1)     (6.3)
  Net cash provided by investing activities  .  (36.0)    135.7        -
  Net cash provided by financing activities  .  (51.6)      0.3       9.7
                                               ------    ------     -----
  Net increase (decrease) in cash and cash
   equivalents . . . . . . . . . . . . . . . . $(98.7)   $128.9     $ 3.4
                                               ======    ======     =====

                                                 YEAR ENDED DECEMBER 31,
                                                --------------------------
CONDENSED STATEMENT OF EARNINGS                  1994      1993      1992
- -------------------------------                 ------    ------    ------
General and administrative . . . . . . . . . .   (0.8)     (1.5)     (1.2)
Other income, net  . . . . . . . . . . . . . .    0.6        -         -
Interest income (expense), net . . . . . . . .    0.3      (3.1)     (3.7)
Minority interest in Steel . . . . . . . . . .    1.0       4.6       3.1
Earnings (loss) of operating subsidiary  . . .   (4.9)    (23.7)    (15.7)
Discontinued operations and gain on sale . . .    5.0      16.5      17.6
                                                -----     -----     -----
    Net earnings (loss)  . . . . . . . . . . .  $ 1.2     $(7.2)    $ 0.1
                                                =====     =====     =====

                                                         AS OF DECEMBER 31,
                                                         ------------------
CONDENSED BALANCE SHEET                                    1994     1993
- -----------------------                                    ----     ----
Cash and cash equivalents . . . . . . . . . . . . . . .    41.7     140.4
Short-term investments  . . . . . . . . . . . . . . . .    41.0       -
Funds held in escrow  . . . . . . . . . . . . . . . . .    15.0      20.0
Investment in Steel . . . . . . . . . . . . . . . . . .    70.9      71.9
Other assets  . . . . . . . . . . . . . . . . . . . . .    13.8       1.3
                                                         ------    ------
    Total assets  . . . . . . . . . . . . . . . . . . .  $182.4    $233.6
                                                         ======    ======

Debt  . . . . . . . . . . . . . . . . . . . . . . . . .    50.0      50.0
Deferred gain on sale of discontinued operations  . . .    15.0      20.0
Minority interest in Steel  . . . . . . . . . . . . . .    13.8      14.0
Other liabilities . . . . . . . . . . . . . . . . . . .     7.5       6.2
                                                          -----     -----
    Total liabilities . . . . . . . . . . . . . . . . .    86.3      90.2

Series A Preferred stock (authorized: 1.2 shares,
 issued: none and 1.0, respectively); shown at
 face value . . . . . . . . . . . . . . . . . . . . . .     -        49.6
Common stock, $1 par value (authorized:  40.0 shares,
 issued:  20.4 and 20.4, respectively)  . . . . . . . .    20.4      20.4
Capital surplus . . . . . . . . . . . . . . . . . . . .   158.9     158.8
Minority pension liability adjustment . . . . . . . . .    (3.5)     (6.6)
Retained deficit  . . . . . . . . . . . . . . . . . . .   (78.8)    (77.9)
Treasury stock (0.05 common shares, at cost)  . . . . .    (0.9)     (0.9)
                                                          -----     -----
    Total shareholders' equity  . . . . . . . . . . . .    96.1     143.4
                                                          -----     -----
      Total liabilities and shareholders' equity  . . .   182.4     233.6
                                                          =====     =====

See accompanying notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in LST's proxy statement for the 1995 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required under this item is contained in LST's proxy statement for the 1995 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock and to directors and executive officers is contained in LST's proxy statement for the 1995 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in LST's proxy statement for the 1995 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)1 Financial Statements - The following Consolidated Financial Statements are filed as part of this report:
    - Report of Independent Public Accountants
    - Consolidated Statements of Cash Flows - for the years ended December 31, 1994, 1993, and 1992
    - Consolidated Statements of Earnings -
        for the years ended December 31, 1994, 1993, and 1992
    - Consolidated Balance Sheets at December 31, 1994 and 1993
    - Notes to Consolidated Financial Statements

   2  Schedule III  - Condensed Financial Information of Registrant

Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.

   3 Index to Exhibits

DESCRIPTION

3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581); Certificate of Amendment to Certificate of Incorporation dated September 30, 1986, (incorporated by reference to
      Exhibit 3(b) of Form 10-K of LST as filed on April 7, 1989).
3.2 Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, LST, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581).
3.3 By-Laws as adopted March 6, 1986, as amended effective September 30, 1986, (incorporated by reference to Exhibit 3(d) of Form 10-K of LST as filed on April 7, 1989).
4.1 Statement of Resolution establishing Cumulative Preferred Stock, Series A (par value $1 per share), dated September 9, 1988, (incorporated by reference to Exhibit 3(c) of Form 10-K of LST as filed on April 7, 1989).
4.2 LST Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002 (Eurobonds), dated August 26, 1987, (incorporated by reference to Exhibit 4(c) of Form 10-K of LST as filed on April 7, 1989).
10.1 Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of LST as filed on October 22, 1993).
10.2 LST Corporate Improvement Incentive Program adopted October 9, 1990, (incorporated by reference to Exhibit 10(s) to Form 10-K as filed on March 15, 1991).
10.3 Contingent Severance Policy agreement dated October 23, 1989, between LST and Rhys J. Best, Vice President and Treasurer.
10.4 Contingent Severance Policy agreement dated October 23, 1989, between LST and Judith A. Murrell, Vice President - Corporate Relations (incorporated by reference to Exhibit 10(k) to Form 10-K as filed on April 2, 1990).
10.5 Employment and Contingent Severance Policy agreements dated November 20, 1989, between LST and James T. Dougherty, Vice President and General Counsel (incorporated by reference to Exhibit 10(l) to Form 10-K as filed on April 2, 1990).
10.6 Employment Agreement dated June 2, 1989, between LST and John P. Harbin, Chairman of the Board, President, and Chief Executive Officer (incorporated by reference to Exhibit 10(m) to Form 10-K as filed on April 2, 1990).
10.7 Steel Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(m) of Amendment No. 1 to Form S-1 Registration Statement of Steel as filed on April 15, 1985, File No. 2-95858).
10.8 Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993); Amendment agreement dated February 14, 1994, (related to Financing Agreement dated March 2, 1993).
10.9 Loan and Security Agreement dated March 22, 1993 between Steel and the CIT Group Equipment Financing, Inc.
10.10 Amendment Agreement dated December 22, 1994, (related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993).
10.11 Agreement dated November 2, 1994, among Steel, LST, and certain minority holders of Steel regarding participation in the First Capital Project by acquiring convertible preferred stock of Steel.
10.12 Stockholders and Registration Rights Agreement among Steel, LST, and Minority Shareholders of Steel, dated May 16, 1991, (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992).

10.13 Cost Sharing Agreement between Steel and LST, dated May 16,1991, (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5,
      1992); Amendment to the Cost Sharing Agreement dated May 16, 1991, between LST and Steel dated March 2, 1993, (incorporated by reference to Exhibit 10(ai) to Form 10-K as filed on March 15, 1993).
10.14 Tax Allocation and Indemnification Agreement dated May 16, 1991, between Steel and LST (incorporated by reference to Exhibit 10(r) to Form 10-K filed on March 5, 1992); Amendment to Tax Allocation and Indemnification Agreement dated May 16, 1991, among LST, Steel, and Steel subsidiaries dated March 2, 1993, (incorporated by reference to Exhibit 10(ah) to Form 10-K as filed on March 15, 1993).
10.15 Asset Purchase Agreement by and among Zink and Affiliates, the Sellers, and Koch Engineering Company, Inc., Buyer, dated September 18, 1989, (incorporated by reference to Exhibit 7(c) of Form 8-K as filed on October 19, 1989).
10.16 Stock Purchase Agreement, Assistance Agreement, Capital Maintenance Agreement, and Subordination Agreement regarding the acquisition by LST of AFB dated August 18, 1988, (incorporated by reference to Form 8 (Amendment No. 3 to Form 8-K) dated January 11, 1989); Amendment No. 1 to the Assistance Agreement of August 18, 1988, dated August 31, 1990, (incorporated by reference to Exhibit 10(q) to Form 10-K as filed on March 15, 1991); Settlement Agreement and Second Amendment to Assistance Agreement dated September 30, 1992, among the FDIC, as Manager, the RTC, AFB, and LSST (incorporated by reference to Exhibit 10(ab) to Form 10-K as filed on March 15, 1993).
10.17 Agreement and Plan of Merger dated March 25, 1992, as amended by First Amendment to Agreement and Plan of Merger dated April 15, 1992, between AFB and Americity (incorporated by reference to Form 8-K dated July 14,
      1992).
10.18 Holdback Escrow Agreement dated July 1, 1992, among Americity, AFB, Bank One, Texas, as Agent, and James C. Jarocki, as Shareholder Representative (incorporated by reference to Exhibit 10(x) to Form 10-K as filed on March 15, 1993).
10.19 Letter Agreement dated July 1, 1992, among AFB, Americity, and the FDIC, as Manager, (regarding assignment and assumption of the Termination Agreement and Tax Benefits Cancelation Agreement) (incorporated by reference to Exhibit 10(y) to Form 10-K as filed on March 15, 1993); Termination Agreement dated December 18, 1991, among Americity, the FDIC, as Manager, and the RTC (terminating Assistance Agreement of November 18, 1988, between Americity and the FSLIC) (incorporated by reference to
      Exhibit 10(z) to Form 10-K as filed on March 15, 1993); Tax Benefits Cancelation Agreement dated December 18, 1991 among Americity, the FDIC, as Manager, and the RTC (incorporated by reference to Exhibit 10(aa) to Form 10-K as filed on March 15, 1993).
10.20 Stock Purchase Agreement and Agreement and Plan of Reorganization by and among Guaranty Federal Bank, f.s.b., Guaranty Holdings, Inc. I, LST, and LSST Financial Services Corporation, dated February 16, 1993, First Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated April 2, 1993, Second Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated August 31, 1993, and Third Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated September 30, 1993, (incorporated by reference to Exhibit B of Proxy Statement of LST as filed October 22, 1993).
10.21 Holdback Escrow Agreement to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated November 12, 1993, (incorporated by reference to Exhibit C of Proxy Statement of LST as filed October 22,
      1993).

22    List of Subsidiaries.

25    Powers of Attorney.

27    Financial Data Schedule

(b)  Reports on Form 8-K:

DATE OF REPORT  DATE FILED  DESCRIPTION
- --------------  ----------  -----------
    None.
                                       34

ITEM 15. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LONE STAR TECHNOLOGIES, INC.



Date:  February 15, 1995                          By:  /s/ JUDITH A. MURRELL
                                                       ---------------------
                                                         (Judith A. Murrell)
                                                           Vice President -
                                                         Corporate Relations,
                                                         Principal Accounting
                                                        Officer, and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE                         TITLE                             DATE
- ---------                         -----                             ----

/s/ JOHN P. HARBIN              Chairman, Director, and    February 15, 1995
- --------------------------,     Chief Executive Officer
 (John P. Harbin)

/s/ CHARLES L. BLACKBURN*       Director                   February 15, 1995
- --------------------------,
 (Charles L. Blackburn)

/s/ DEAN P. GUERIN*             Director                   February 15, 1995
- --------------------------,
 (Dean P. Guerin)

/s/ FREDERICK B. HEGI, JR.*     Director                   February 15, 1995
- --------------------------,
 (Frederick B. Hegi, Jr.)

/s/ WILLIAM C. MCCORD*          Director                   February 15, 1995
- --------------------------,
 (William C. McCord)

/s/ JAMES E. MCCORMICK*         Director                   February 15, 1995
- --------------------------,
 (James E. McCormick)

*By: /s/ JUDITH A. MURRELL
     ---------------------
  (Judith A. Murrell, Attorney-in-Fact)