Form 10-Q
period 1995-03-31
LONE STAR TECHNOLOGIES INC
filed 1995-04-21
CIK 791348

- -------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1995

                         COMMISSION FILE NUMBER: 0-14404


                          LONE STAR TECHNOLOGIES, INC.



                            (A DELAWARE CORPORATION)

                          5501 LBJ FREEWAY, SUITE 1200
                              DALLAS, TEXAS  75240

                                  214/386-3981

               I.R.S. EMPLOYER IDENTIFICATION NUMBER:  75-2085454







     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.

     As of April 17, 1995, the number of shares of Common Stock outstanding at $1.00 par value was 20,413,570.


- -------------------------------------------------------------------------------

                          LONE STAR TECHNOLOGIES, INC.


                                      INDEX



                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . 3

          Consolidated Statements of Earnings. . . . . . . . . . . . . . . . . 4

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . 6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . . . 7

          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . 7

          Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . . 7

                           PART II - OTHER INFORMATION

Item 5.   OTHER INFORMATION    . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 6.   REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 8


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 1995 and the cash flows and the results of operations for the three months ended March 31, 1995 and 1994. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1994. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                 For the Quarter Ended March 31,
                                                     1995           1994
                                                     -------------------
Beginning cash and cash equivalents                  $ 41.8        $140.4
                                                     --------------------

Cash flows from operating activities:
  Earnings (loss) before income tax                     1.5          (2.6)
  Minority interest in Steel operations                 0.2          (0.6)
  Depreciation and amortization                         2.8           2.8
  Accounts receivable                                   8.4          (3.8)
  Inventories                                         (12.3)          2.1
  Accounts payable and accrued liabilities              3.9          (7.3)
  Other assets and liabilities                         (0.2)         (0.3)
                                                     --------------------
Net cash provided (used) by operating activities        4.3          (9.7)
                                                     --------------------

Cash flows from investing activities:
  Capital expenditures                                 (3.6)         (1.3)
  Short-term investments                               (4.6)          0.0
                                                     --------------------
Net cash used by investing activities                  (8.2)         (1.3)
                                                     --------------------

Cash flows from financing activities:
  Net change in borrowings under revolving
    credit agreement                                    0.2          12.2
  Redemption of Series A Preferred stock                 -          (51.7)
  Installment note repayment                           (0.3)         (0.3)
  Minority interest contribution                        0.4            -
  Stock issuance                                         -            0.1
                                                     --------------------
Net cash provided (used) by financing activities        0.3         (39.7)
                                                     --------------------

Net decrease in cash and cash equivalents              (3.6)        (50.7)
                                                     --------------------

Ending cash and cash equivalents                     $  38.2        $89.7
                                                     --------------------
                                                     --------------------












See accompanying notes.                 3

                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (Unaudited; in millions, except share data)


                                                 For the Quarter Ended March 31,
                                                          1995           1994
                                                         ----------------------
Net revenues                                              $97.0          $81.1
Cost of goods sold                                        (91.0)         (79.5)
                                                         ----------------------
  Gross earnings                                            6.0            1.6
Selling, general and administrative expenses               (3.6)          (3.9)
                                                         ----------------------
  Operating earnings (loss)                                 2.4           (2.3)
Interest income                                             1.4            1.1
Interest expense                                           (2.1)          (2.0)
Minority interest in Steel                                 (0.2)           0.6
                                                         ----------------------
  Earnings (loss) before income tax                         1.5           (2.6)
Income tax                                                   -              -
                                                         ----------------------
  Net earnings (loss)                                       1.5           (2.6)
                                                         ----------------------
                                                         ----------------------

Per common share:
  Net earnings (loss)                                      0.07          (0.13)
  Adjustment for redemption of Series A Preferred stock      -           (0.10)
  Net earnings (loss) available to common shareholders    $0.07         $(0.23)
                                                         ----------------------
                                                         ----------------------











See accompanying notes.                 4

                           CONSOLIDATED BALANCE SHEETS
                            (Unaudited; in millions)

                                              March 31, 1995   December 31, 1994
                                              --------------   -----------------
ASSETS
 Current assets:
  Cash and cash equivalents                          $38.2            $41.8
  Short-term investments                              45.6             41.0
  Accounts receivable, net                            46.5             54.9
  Inventories, net                                    53.7             41.4
  Other current assets                                 2.0              1.7
                                                       --------------------
Total current assets                                 186.0            180.8

  Property, plant and equipment, net                 131.5            130.7
  Other noncurrent assets                             34.2             34.2
                                                      ---------------------
Total assets                                        $351.7           $345.7
                                                    -----------------------
                                                    -----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable                                   $37.4            $31.2
  Accrued liabilities                                 18.7             21.0
  Current portion of long-term debt                   40.5              1.2
                                                      ---------------------
 Total current liabilities                            96.6             53.4

  Long-term debt                                      50.0             90.6
  Other noncurrent liabilities                        93.1             91.8
  Minority interest in Steel                          14.4             13.8
                                                      ---------------------
Total liabilities                                    254.1            249.6
                                                     ----------------------
Total shareholders' equity                            97.6             96.1

                                                      ---------------------
Total liabilities and shareholders' equity          $351.7           $345.7
                                                    -----------------------
                                                    -----------------------





See accompanying notes.                 5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT
Steel, a subsidiary of LST, has a revolving credit agreement under which it can borrow the lesser of $65.0 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At March 31, 1995, borrowings totaled $39.3 million on an available borrowing base of $61.0 million. The interest rate on borrowings was prime plus 1.75 percent which, at quarter end, was 10.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The three-year agreement, entered into in March, 1993, contains various restrictive covenants, including requirements to maintain certain financial ratios. It will expire within twelve months; therefore, the borrowings are classified as current liabilities and are included in "current portion of long-term debt." Steel intends to negotiate a new borrowing facility prior to expiration of the current agreement.

NOTE 2 - EARNINGS PER SHARE
The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, including exercisable stock options assumed to be outstanding during the first quarter of 1995 and 1994. The numbers of shares used in the share calculations for the three months ended March 31, 1995 and 1994, respectively, were 20.5 million and
20.4 million. The effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant for both periods.

NOTE 3 - INVENTORIES
At March 31, 1995, inventories totaled $107.1 million before LIFO reserves and were composed of finished goods, $43.1 million; work in process, $34.2 million; and, raw materials and supplies, $29.8 million. Net of LIFO reserves of $43.2 million, inventories were $63.9 million, of which $10.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 4 - MARKETABLE DEBT SECURITIES
Lone Star Technologies, Inc.'s ("LST") cash equivalents include U. S. Government debt obligations and corporate debt obligations rated A-1/P-1 or higher with original maturities of less than 90 days. Short-term investments consist of U.S. Government debt obligations with original maturities of up to one year. Both are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At March 31, 1995, LST's carrying amounts of cash equivalents and short-term investments approximated market value. At March 31, 1995, investments in debt securities at amortized cost consisted of $82.3 million in U. S. Government debt obligations and $1.5 million in corporate debt obligations.

NOTE 5 - REDEMPTION OF PREFERRED STOCK
In February, 1994, LST paid $51.7 million to redeem its Series A preferred stock which was recorded on the books at $49.6 million, and to extinguish the $18.8 million in related dividend obligations. Earnings per share in the first quarter of 1994 were adjusted downward by $0.10 to reflect the $2.1 million difference between the amount paid and the carrying amount of the preferred stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
As a steel facility, Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. The primary governmental oversight agencies include the Texas Natural Resource Conservation Commission and the Environmental Protection Agency. Steel has agreements with these agencies to conduct numerous environmental studies and to develop plans to ensure continuous compliance with applicable laws and regulations. Steel believes that costs of maintaining compliance with environmental requirements will fall within contemplated operating and capital expenditure plans.

NOTE 7 - INCOME TAXES
LST has federal tax net operating loss carryforwards of approximately $271 million; therefore, no provision for tax on current earnings has been recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Steel, LST's operating subsidiary, serves two business segments: oilfield products and services, comprised of casing, tubing, and line pipe, are manufactured and marketed globally to the oil and gas drilling industry; and, industrial products consist of specialty tubing and flat rolled steel which are provided to general industrial markets.

                              RESULTS OF OPERATIONS

First quarter 1995 revenues of $97.0 million increased 19.6 percent from $81.1 million in the 1994 first quarter. Oilfield products revenues of $57.8 million in the 1995 quarter were up nearly 18 percent compared to the same year-ago period and industrial products revenues improved more than 22 percent to $32.9 million. Unit volume accounted for three-fourths of the increase, with the remainder attributable to price.

Gross earnings of $6.0 million in the 1995 first quarter improved from $1.6 million, primarily due to price increases in Steel's finished products which, in addition to an 8 percent reduction in selling, general, and administrative expenses, resulted in operating earnings of $2.4 million compared to losses of $2.3 million in the first quarter of 1994. Interest income and interest expense were up slightly due to increased rates. Minority interest in Steel reflects participation of the minority ownership in Steel's results.

Net earnings for the first quarter of 1995 were $1.5 million, or $0.07 per share, compared to net losses of $2.6 million, or $0.23 per share in the same 1994 quarter. The 1994 loss per share includes a downward adjustment of $0.10 to reflect the amount paid in excess of the carrying value to redeem the preferred stock. Because LST has net operating loss carryforwards of approximately $270 million, no provision for tax on current earnings has been recognized.

                               FINANCIAL CONDITION

LST has no direct business operations other than Steel or significant sources of cash other than from temporary investments or the sale of securities. Steel is restricted from paying dividends under the terms of its revolving credit agreement; however, LST is reimbursed by Steel for a portion of its operating costs as provided under the terms of a cost sharing agreement.

In November, 1994, LST and certain minority shareholders of Steel agreed to fund up to $23 million for a capital expenditure program. The program began in January, 1995, and is scheduled to be completed in mid-1996. Steel issues 6 percent cumulative convertible preferred stock to its participating shareholders as funds are advanced to finance the program. LST's participation in the program amounts to 89.753 percent and, in the first quarter, advances from LST amounted to $3.1 million.

The Steel preferred stock issued to LST and the other participating shareholders has a designated value equal to the amount of the funds advanced, pays quarterly dividends on that value, and requires its mandatory redemption by Steel, unless earlier redeemed or converted, on January 3, 2002, in cash, at the designated value plus any unpaid dividends. Prior to redemption of the stock, dividends may be paid in cash, although currently prohibited by the terms of the revolving credit agreement, or in additional preferred shares. The stock is convertible into Steel common stock prior to redemption at the rate of one share of common stock for each $10,000 of designated value (subject to anti-dilution provisions).

LST periodically purchases steel slabs which are consigned to Steel to be used in its production of tubular products. Steel pays LST as the slabs are used or within ninety days, whichever occurs first. This program's structure is consistent with those previously established with third parties. In the first quarter of 1995, LST's slab purchases amounted to approximately $10.3 million.

Intercompany transactions related to advances for the capital expenditure program and the slab consignment program are eliminated in consolidation.

At March 31, 1995, LST had available cash and short-term investments of $83.8 million. Cash requirements for LST as a holding company include a minimal level of general and administrative expenses and annual interest payments of $4.0 million on the outstanding $50 million convertible subordinated debentures due 2002.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Sources of funds include borrowings, cash generated by operations, and equity financing. In the quarter ended March 31, 1995, capital expenditures amounted to $3.6 million and depreciation amounted to $2.7 million.

Steel has a revolving credit agreement under which it can borrow the lesser of $65.0 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At March 31, 1995, borrowings totaled $39.3 million on an available borrowing base of $61.0 million. The interest rate on borrowings was prime plus 1.75 percent which, at quarter end, was 10.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The three-year agreement, entered into in March, 1993, contains various restrictive covenants, including requirements to maintain certain financial ratios. It will expire within twelve months; therefore, the borrowings are classified as current liabilities and are included in "current portion of long-term debt." Steel intends to negotiate a new borrowing facility prior to expiration of the current agreement.

As a steel facility, Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel believes that costs of maintaining compliance with environmental requirements will fall within contemplated operating and capital expenditure plans.

Steel believes that funds generated by operations, its borrowing capacity under the revolving credit agreement, and capital contributions from its shareholders will provide the liquidity necessary to fund its cash requirements in 1995. Adequate liquidity in the longer term is dependent on a recovery in the energy sector and/or Steel's ability to obtain raw materials at lower cost which will be necessary for Steel to achieve a meaningful improvement in profitability.

                          PART II. - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  No. 27 Financial Data Schedule
(b)  Reports on Form 8-K:  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LONE STAR TECHNOLOGIES, INC.
                                        By:                /s/ Judith A. Murrell

                                           -------------------------------------
                                                             (Judith A. Murrell)
                                           Vice President - Corporate Relations,
Dated:  April 21, 1995               Principal Accounting Officer, and Treasurer