Form 10-Q
period 1995-06-30
LONE STAR TECHNOLOGIES INC
filed 1995-07-19
CIK 791348

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the quarter ended JUNE 30, 1995



                        COMMISSION FILE NUMBER: 0-14404

                          LONE STAR TECHNOLOGIES, INC.

                            (A DELAWARE CORPORATION)
                                   75-2085454



                          5501 LBJ FREEWAY, SUITE 1200
                              DALLAS, TEXAS  75240

                                  214/386-3981



  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [x]  .  No        .
                                               -------      -------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock, par value $1.00 per share
                   Outstanding at July 17, 1995:  20,423,810



================================================================================

                          LONE STAR TECHNOLOGIES, INC.


                                     INDEX



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                            Page
                                                                            ----

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Statements of Cash Flows ............................. 3

           Consolidated Statements of Earnings ............................... 4

           Consolidated Balance Sheets ....................................... 5

           Notes to Consolidated Financial Statements ........................ 6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ................................ 7

           Results of Operations ............................................. 7

           Financial Condition ............................................... 8

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5.  OTHER INFORMATION ................................................... 9

Item 6.  REPORTS ON FORM 8-K ................................................. 9


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 1995, and the cash flows and the results of operations for the three months and six months ended June 30, 1995 and 1994. Unaudited financial statements are prepared on a basis consistent with those audited for the year ended December 31, 1994. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

                          LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)



                                              Three Months       Six Months
                                             Ended June 30,    Ended June 30,
                                             1995     1994     1995     1994
                                            -------  -------  -------  -------

Cash flows from operating activities:
  Net earnings (loss)                        $ 2.2   $ (2.6)  $  3.7   $ (5.2)
  Minority interest in Steel                   0.4     (0.6)     0.6     (1.2)
  Depreciation and amortization                2.8      2.9      5.6      5.7
  Accounts receivable                         (4.9)     6.1      3.5      2.3
  Inventories                                  1.5      5.8    (10.8)     7.9
  Accounts payable and accrued liabilities    (7.7)    (5.4)    (3.8)   (12.7)
  Other assets and liabilities                (4.0)    (0.7)    (4.2)    (1.0)
                                             -----   ------   ------   ------
Total cash flows from operating activities    (9.7)     5.5     (5.4)    (4.2)
                                             -----   ------   ------   ------

Cash flows from investing activities:
  Capital expenditures                        (2.6)    (1.1)    (6.2)    (2.4)
  Short-term investments                      (0.2)       -     (4.8)       -
                                             -----   ------   ------   ------
Total cash flows from investing activities    (2.8)    (1.1)   (11.0)    (2.4)
                                             -----   ------   ------   ------

Cash flows from financing activities:
  Net change in borrowings under revolving
    credit agreement                          10.3    (13.4)    10.5     (1.2)
  Redemption of preferred stock                  -        -        -    (51.7)
  Installment note repayment                  (0.3)    (0.2)    (0.6)    (0.5)
  Minority interest contribution               0.2        -      0.6        -
  Stock issuance                               0.1        -      0.1      0.1
                                             -----   ------   ------   ------
Total cash flows from financing activities    10.3    (13.6)    10.6    (53.3)
                                             -----   ------   ------   ------


Increase (decrease) in cash and equivalents   (2.2)    (9.2)    (5.8)   (59.9)
Beginning cash and equivalents                38.2     89.7     41.8    140.4
                                             -----   ------   ------   ------
Ending cash and equivalents                  $36.0   $ 80.5   $ 36.0   $ 80.5
                                             =====   ======   ======   ======



See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (Unaudited; in millions, except share data)



                                            Three Months        Six Months
                                           Ended June 30,     Ended June 30,
                                           1995     1994      1995      1994
                                          -------  -------  --------  --------

Net revenues                              $101.0   $ 84.8   $ 198.0   $ 165.9
Cost of goods sold                         (94.1)   (82.8)   (185.1)   (162.3)
                                          ------   ------   -------   -------
  Gross earnings                             6.9      2.0      12.9       3.6
Selling, general and administrative
  expenses                                  (3.7)    (4.1)     (7.3)     (8.0)
                                          ------   ------   -------   -------
  Operating earnings (loss)                  3.2     (2.1)      5.6      (4.4)
Interest income                              1.4      0.9       2.8       2.0
Interest expense                            (2.2)    (2.1)     (4.3)     (4.1)
Other income                                 0.2      0.1       0.2       0.1
Minority interest in Steel                  (0.4)     0.6      (0.6)      1.2
                                          ------   ------   -------   -------
  Earnings (loss) before income tax          2.2     (2.6)      3.7      (5.2)
Income tax                                     -        -         -         -
                                          ------   ------   -------   -------
  Net earnings (loss)                        2.2     (2.6)      3.7      (5.2)
                                          ======   ======   =======   =======



Per common share:
  Net earnings (loss)                       0.11    (0.13)     0.18     (0.26)
  Adjustment for redemption of
   Preferred stock                             -        -         -     (0.10)
                                          ------   ------   -------   -------
  Net earnings (loss) available
   to common shareholders                 $ 0.11   $(0.13)  $  0.18   $ (0.36)
                                          ======   ======   =======   =======




See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Unaudited; in millions)


                                              June 30, 1995  December 31, 1994
                                              -------------  -----------------

ASSETS
 Current assets:
  Cash and equivalents                               $ 36.0             $ 41.8
  Short-term investments                               45.8               41.0
  Accounts receivable, net                             51.4               54.9
  Inventories, net                                     52.2               41.4
  Other current assets                                  5.3                1.7
                                                     ------             ------
Total current assets                                  190.7              180.8

  Property, plant and equipment, net                  131.3              130.7
  Other noncurrent assets                              34.2               34.2
                                                     ------             ------
Total assets                                         $356.2             $345.7
                                                     ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable                                   $ 30.4             $ 31.2
  Accrued liabilities                                  18.0               21.0
  Current portion of long-term debt                    50.8                1.2
                                                     ------             ------
 Total current liabilities                             99.2               53.4

  Long-term debt                                       50.9               90.6
  Other noncurrent liabilities                         91.2               91.8
  Minority interest in Steel                           15.1               13.8
                                                     ------             ------
Total liabilities                                     256.4              249.6
                                                     ------             ------
Total shareholders' equity                             99.8               96.1
                                                     ------             ------
Total liabilities and shareholders' equity           $356.2             $345.7
                                                     ======             ======




See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

NOTE 1 -  LONE STAR STEEL ("STEEL") LOAN AGREEMENTS
Steel, Lone Star Technologies, Inc.'s ("LST") operating subsidiary, has a revolving credit agreement under which it can borrow the lesser of $65.0 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At June 30, 1995, borrowings totaled $49.5 million on an available borrowing base of $64.6 million. The interest rate on borrowings was prime plus 1.75 percent which, at quarter end, was 10.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The three-year agreement, entered into in March, 1993, contains various restrictive covenants, including requirements to maintain certain financial ratios. It will expire within twelve months; therefore, the borrowings are classified as current liabilities and are included in "current portion of long-term debt." Steel intends to negotiate a new loan agreement prior to expiration of the current agreement.

NOTE 2 - STEEL PREFERRED STOCK
In November, 1994, LST and certain minority shareholders of Steel agreed to fund up to $23 million for a capital expenditure program. The program began in January, 1995, and is scheduled to be completed in mid-1996. Steel issues 6 percent cumulative convertible preferred stock to its participating shareholders as funds are advanced to finance the program. LST advanced $2.4 million in the second quarter and $3.2 million year to date for its 89.753 percent participation in the program. Minority shareholders advanced $0.3 million and $0.7 million, respectively.

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

NOTE 3 - EARNINGS PER SHARE
The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, including exercisable stock options assumed to be outstanding during the second quarter and first six months of 1995 and 1994. The numbers of shares used in the share calculations for the three months ended June 30, 1995 and 1994, respectively, were 20.5 million and 20.4 million, and for the six months ended June 30, 1995 and 1994, were 20.5 million and 20.4 million, respectively. The effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant for all periods.

NOTE 4 - MARKETABLE DEBT SECURITIES
LST's cash equivalents include U. S. Government debt obligations and corporate debt obligations rated A-1/P-1 or higher with original maturities of less than 90 days. Short-term investments consist of U. S. Government debt obligations with original maturities of up to one year. Both are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At June 30, 1995, LST's carrying amounts of cash equivalents and short-term investments approximated market value. At June 30, 1995, investments in debt securities at amortized cost consisted of $74.5 million in U. S. Government debt obligations and $6.3 million in corporate debt obligations.

NOTE 5 - INVENTORIES
At June 30, 1995, inventories totaled $106.3 million before LIFO reserves and were composed of finished goods, $40.5 million; work in process, $37.1 million; and, raw materials and supplies, $28.7 million. Net of LIFO reserves of $43.9 million, inventories were $62.4 million, of which $10.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 6 - REDEMPTION OF LST PREFERRED STOCK
In February, 1994, LST paid $51.7 million to redeem its Series A preferred stock which was recorded on the books at $49.6 million, and to extinguish the $18.8 million in related dividend obligations. Earnings per share in the first quarter of 1994 were adjusted downward by $0.10 to reflect the $2.1 million difference between the amount paid and the carrying amount of the preferred stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
As a steel facility, Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. The primary governmental oversight agencies include the Texas Natural Resource Conservation Commission and the Environmental Protection Agency. Steel has agreements with these agencies to conduct numerous environmental studies and to develop plans to ensure continuous compliance with applicable laws and regulations. Steel believes that costs of maintaining compliance with environmental requirements will fall within contemplated operating and capital expenditure plans.

NOTE 8 - INCOME TAXES
LST has federal tax net operating loss carryforwards of approximately $271 million; therefore, no provision for tax on current earnings has been recognized.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- -------  -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

Steel serves two business segments: oilfield products and services, comprised of casing, tubing, and line pipe, are manufactured and marketed globally to the oil and gas drilling industry; and, industrial products consist of specialty tubing and flat rolled steel which are provided to general industrial markets.

                             RESULTS OF OPERATIONS

Second quarter 1995 revenues totaled $101.0 million of which oilfield products and services contributed $56.8 million and industrial products $44.2 million. Overall, the 19 percent revenue improvement was attributable to an increase of 10 percent in oilfield products due to price and a 34 percent increase in industrial products due primarily to higher volume.

Year to date, 1995 revenues of $198.0 million were 19 percent higher than the comparable 1994 six-month period, and were comprised of oilfield products and services revenues of $114.6 million, a 14 percent increase, and industrial products revenues of $83.4 million, which increased 28 percent.

Operating earnings in the second quarter and first half of 1995 were $3.2 million and $5.6 million, respectively. In the corresponding 1994 periods, operating losses were $2.1 million and $4.4 million. In 1995, second quarter and first half net earnings of $2.2 million, or $0.11 per share, and $3.7 million, or $0.18 per share, respectively, compare to net losses of $2.6 million, or $0.13 per share, and $5.2 million, or $0.36 per share, in the same 1994 periods. No provision for income tax has been recognized due to the existence of net operating loss carryforwards.

Interest income increased in both 1995 periods compared to last year due to higher interest rates.

Interest expense was unchanged from the prior year as higher rates offset lower borrowings. Minority interest in Steel reflects participation in Steel's net earnings or losses.

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

In November, 1994, LST and certain minority shareholders of Steel agreed to fund up to $23 million for a capital expenditure program. The program began in January, 1995, and is scheduled to be completed in mid-1996. Steel issues 6 percent cumulative convertible preferred stock to its participating shareholders as funds are advanced to finance the program. LST advanced $2.4 million in the second quarter and $3.2 million year to date for its 89.753 percent participation in the program. Minority shareholders advanced $0.3 million and $0.7 million, respectively.

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

LST periodically purchases steel slabs which are consigned to Steel to be used in its production of tubular products. Steel pays LST as the slabs are used or within ninety days, whichever occurs first. This program's structure is consistent with those previously established with third parties. In the second quarter of 1995, LST's slab purchases amounted to approximately $20.4 million.

Intercompany transactions related to advances for the capital expenditure program and the slab consignment program are eliminated in consolidation.

At June 30, 1995, LST had available cash and short-term investments of $81.8 million. Cash requirements for LST as a holding company include a minimal level of general and administrative expenses and annual interest payments of $4.0 million on the outstanding $50 million convertible subordinated debentures due 2002.

Steel requires cash primarily to fund general working capital needs and capital expenditures. Sources of funds include borrowings, cash generated by operations, and equity financing. In the quarter ended June 30, 1995, capital expenditures amounted to $2.6 million and depreciation amounted to $2.8 million. For the first half of 1995, capital expenditures were $6.2 million and depreciation was $5.6 million.

Steel has a revolving credit agreement under which it can borrow the lesser of $65.0 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At June 30, 1995, borrowings totaled $49.5 million on an available borrowing base of $64.6 million. The interest rate on borrowings was prime plus 1.75 percent which, at quarter end, was 10.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The three-year agreement, entered into in March, 1993, contains various restrictive covenants, including requirements to maintain certain financial ratios. It will expire within twelve months; therefore, the borrowings are classified as current liabilities and are included in "current portion of long-term debt." Steel intends to negotiate a new loan agreement prior to expiration of the current agreement.

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

                          PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
- -------  -----------------
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------

(a)  Exhibits:  No. 27 Financial Data Schedule
(b)  Reports on Form 8-K:  none


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LONE STAR TECHNOLOGIES, INC.


                                       By:          /s/ Judith A. Murrell
                                           -------------------------------------
                                                             (Judith A. Murrell)
                                           Vice President - Corporate Relations,
Dated:  July 19, 1995                Principal Accounting Officer, and Treasurer