Form 10-Q
period 1995-09-30
LONE STAR TECHNOLOGIES INC
filed 1995-10-19
CIK 791348

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the quarter ended SEPTEMBER 30, 1995



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
                                               -------      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock, par value $1.00 per share
                 Outstanding at October 16, 1995:  20,508,200



================================================================================

                          LONE STAR TECHNOLOGIES, INC.


                                     INDEX



                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                                                                            Page
                                                                            ----

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Statements of Cash Flows.........................    3

           Consolidated Statements of Earnings...........................    4

           Consolidated Balance Sheets...................................    5

           Notes to Consolidated Financial Statements....................    6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS............................    7

           Results of Operations.........................................    7

           Financial Condition...........................................    8


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5.  OTHER INFORMATION...............................................    9

Item 6.  REPORTS ON FORM 8-K.............................................    9


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 1995, and the cash flows and the results of operations for the three months and nine months ended September 30, 1995 and 1994. Unaudited financial statements are prepared on a basis consistent with those audited for the year ended December 31, 1994. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

                          LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)

                                                   Three Months            Nine Months
                                                Ended September 30,    Ended September 30,
                                                  1995       1994        1995       1994
                                               ----------  ---------  ----------  ---------

Cash flows from operating activities:
  Net earnings (loss)                             $  3.6     $ (1.3)     $  7.3     $ (6.5)
  Minority interest in Steel                         0.6       (0.3)        1.2       (1.5)
  Depreciation and amortization                      2.9        2.9         8.5        8.6
  Gain on sale of assets                            (3.0)      (1.6)       (3.0)      (1.6)
  Accounts receivable                              (10.5)      (2.2)       (7.0)       0.1
  Inventories                                       (5.6)       6.9       (16.4)      14.8
  Accounts payable and accrued liabilities           6.0        2.2         2.2      (10.5)
  Other assets and liabilities                         -       (1.3)       (4.2)      (2.3)
                                                  ------     ------      ------     ------
Total cash flows from operating activities          (6.0)       5.3       (11.4)       1.1
                                                  ------     ------      ------     ------

Cash flows from investing activities:
  Capital expenditures                              (3.1)      (2.0)       (9.3)      (4.4)
  Short-term investments                             1.0      (38.0)       (3.8)     (38.0)
  Proceeds from sale of assets                       4.4        1.6         4.4        1.6
                                                  ------     ------      ------     ------
Total cash flows from investing activities           2.3      (38.4)       (8.7)     (40.8)
                                                  ------     ------      ------     ------

Cash flows from financing activities:
  Net change in borrowings under revolving
    credit agreement                                 3.0       (6.0)       13.5       (7.2)
  Redemption of preferred stock                        -          -           -      (51.7)
  Installment note repayment                        (0.3)      (0.3)       (0.9)      (0.8)
  Minority interest contribution                     0.1          -         0.7        0.1
  Stock issuance                                     0.6          -         0.7          -
                                                  ------     ------      ------     ------
Total cash flows from financing activities           3.4       (6.3)       14.0      (59.6)
                                                  ------     ------      ------     ------


Increase (decrease) in cash and equivalents         (0.3)     (39.4)       (6.1)     (99.3)
Beginning cash and equivalents                      36.0       80.5        41.8      140.4
                                                  ------     ------      ------     ------
Ending cash and equivalents                       $ 35.7     $ 41.1      $ 35.7     $ 41.1
                                                  ======     ======      ======     ======


                          LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (Unaudited; in millions, except share data)


                                                      Three Months            Nine Months
                                                   Ended September 30,    Ended September 30,
                                                     1995       1994        1995       1994
                                                  ----------  ---------  ----------  ---------

Net revenues                                        $ 111.8     $ 89.2     $ 309.8    $ 255.1
Cost of goods sold                                   (105.5)     (87.9)     (290.6)    (250.2)
                                                    -------     ------     -------    -------
  Gross earnings                                        6.3        1.3        19.2        4.9
Selling, general and administrative expenses           (3.6)      (4.0)      (10.9)     (12.0)
                                                    -------     ------     -------    -------
  Operating earnings (loss)                             2.7       (2.7)        8.3       (7.1)
Interest income                                         1.6        1.2         4.4        3.2
Interest expense                                       (2.3)      (2.0)       (6.6)      (6.1)
Other income, net                                       2.2        1.9         2.4        2.0
Minority interest in Steel                             (0.6)       0.3        (1.2)       1.5
                                                    -------     ------     -------    -------
  Earnings (loss) before income tax                     3.6       (1.3)        7.3       (6.5)
Income tax                                                -          -           -          -
                                                    -------     ------     -------    -------
  Net earnings (loss)                                   3.6       (1.3)        7.3       (6.5)
                                                    =======     ======     =======    =======



Per common share:
  Net earnings (loss)                                  0.17      (0.06)       0.35      (0.32)
  Adjustment for redemption of Preferred stock            -          -           -      (0.10)
                                                    -------     ------     -------    -------
  Net earnings (loss) available
   to common shareholders                           $  0.17     $(0.06)    $  0.35    $ (0.42)
                                                    =======     ======     =======    =======


                          LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Unaudited; in millions)


                                              September 30, 1995  December 31, 1994
                                              ------------------  -----------------
ASSETS
 Current assets:
  Cash and equivalents                                    $ 35.7             $ 41.8
  Short-term investments                                    44.8               41.0
  Accounts receivable, net                                  61.9               54.9
  Inventories, net                                          57.8               41.4
  Other current assets                                       4.8                1.7
                                                          ------             ------
Total current assets                                       205.0              180.8

  Property, plant and equipment, net                       130.1              130.7
  Other noncurrent assets                                   34.2               34.2
                                                          ------             ------
Total assets                                              $369.3             $345.7
                                                          ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable                                        $ 34.7             $ 31.2
  Accrued liabilities                                       19.7               21.0
  Current portion of long-term debt                          1.3                1.2
                                                          ------             ------
 Total current liabilities                                  55.7               53.4

  Long-term debt                                           103.1               90.6
  Other noncurrent liabilities                              90.8               91.8
  Minority interest in Steel                                15.7               13.8
                                                          ------             ------
Total liabilities                                          265.3              249.6
                                                          ------             ------
Total shareholders' equity                                 104.0               96.1
                                                          ------             ------
Total liabilities and shareholders' equity                $369.3             $345.7
                                                          ======             ======


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

NOTE 1 -  LONE STAR STEEL ("STEEL") LOAN AGREEMENTS

Steel, Lone Star Technologies, Inc.'s ("LST") operating subsidiary, has a revolving credit agreement under which it can borrow the lesser of $65.0 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At September 30, 1995, borrowings totaled $52.5 million on an available borrowing base of $64.6 million. The interest rate on borrowings was prime plus 1.75 percent which, at quarter end, was 10.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement contains various restrictive covenants, including requirements to maintain certain financial ratios.

The agreement was recently extended to March, 1999, and effective October 1, the borrowing base was increased to $70.0 million and the interest rate reduced one percentage point to prime plus 0.75 percent.

NOTE 2 - STEEL PREFERRED STOCK

In November, 1994, LST and certain minority shareholders of Steel agreed to fund up to $23 million for a capital expenditure program. In September, 1995, an additional $5 million was offered to Steel's shareholders. The two-year program began in January, 1995. LST advanced $0.3 million in the third quarter and $5.8 million year to date.

Steel issues 6 percent cumulative convertible preferred stock to its participating shareholders as funds are advanced. The stock has a designated value equal to the amount of the funds advanced, pays quarterly dividends on that value, and requires its mandatory redemption by Steel, unless earlier redeemed or converted, on January 3, 2002, in cash, at the designated value plus any unpaid dividends. Prior to redemption of the stock, dividends may be paid in cash, although currently prohibited by the terms of the revolving credit agreement, or in additional preferred shares. Through September 30, 1995, 66.7 shares of preferred stock have been issued. The stock is convertible into Steel common stock prior to redemption at the rate of one share of common stock for each $10,000 of designated value (subject to anti-dilution provisions). Intercompany transactions are eliminated in consolidation.

NOTE 3 - EARNINGS PER SHARE

The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents, including stock options outstanding during the third quarter and first nine months of 1995 and 1994. The numbers of shares used in the share calculations for the three months ended September 30, 1995 and 1994, respectively, were 20.7 million and 20.4 million, and for the nine months ended September 30, 1995 and 1994, were 20.6 million and 20.4 million, respectively. The effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant for all periods.

NOTE 4 - MARKETABLE DEBT SECURITIES

LST's cash equivalents include U. S. Government debt obligations and corporate debt obligations rated A-1/P-1 or higher with original maturities of less than 90 days. Short-term investments consist of U. S. Government debt obligations with original maturities of up to one year. Both are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At September 30, 1995, LST's carrying amounts of cash equivalents and short-term investments approximated market value. At September 30, 1995, investments in debt securities at amortized cost consisted of $74.3 million in U. S. Government debt obligations and $1.2 million in corporate debt obligations.

NOTE 5 - INVENTORIES

At September 30, 1995, inventories totaled $111.9 million before LIFO reserves and were composed of finished goods, $36.1 million; work in process, $47.0 million; and, raw materials and supplies, $28.8 million. Net of LIFO reserves of $43.9 million, inventories were $68.0 million, of which $10.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------  -----------------------------------------------------------------
         FINANCIAL CONDITION
         -------------------

LST is a holding company whose operating subsidiary, Steel, serves two business segments: oilfield products and services, comprised of casing, tubing, and line pipe, are manufactured and marketed globally to the oil and gas drilling industry; and, industrial products consist of specialty tubing and flat rolled steel which are provided to general industrial markets.

                             RESULTS OF OPERATIONS

Third quarter 1995 revenues totaled $111.8 million with oilfield products and services contributing $71.6 million and industrial products $40.2 million. The
25.4 percent revenue improvement was attributable to an increase of 35.3 percent in oilfield products due primarily to higher unit volume together with a modest uptick in sales price, and a 10.8 percent increase in industrial products due to improved price and volume of specialty tubing products which more than offset a decline in flat rolled shipments.

Operating earnings in the current quarter were $2.7 million compared to operating losses of $2.7 million last year. Higher rates this year resulted in increased interest income as well as interest expense compared to the third quarter of 1994. Other income is created by the sale of non-strategic assets and increased $0.3 million from 1994.

Net earnings in the 1995 third quarter were $3.6 million, or $0.17 per share, compared to net losses of $1.3 million, or $0.06 per share, in the same 1994 period.

Year to date, 1995 revenues increased 21.4 percent over the first nine months of 1994 to $309.8 million. Oilfield products and services contributed $186.2 million and industrial products $123.6 million.

Operating earnings were $8.3 million year to date, compared to operating losses of $7.1 million last year, and net earnings were $7.3 million, or $0.35 per share, versus net losses of $6.5 million, or $0.42 per share, in the corresponding period of 1994.

No provision for income tax has been recognized in any of the periods presented due to the existence of net operating loss carryforwards.


                              FINANCIAL CONDITION

LST has no significant sources of cash other than from temporary investments or the sale of securities. Steel is restricted from paying dividends under the terms of its revolving credit agreement; however, LST is reimbursed by Steel for a portion of its operating costs as provided under the terms of a cost sharing agreement.

In November, 1994, LST and certain minority shareholders of Steel agreed to fund up to $23 million for a capital expenditure program. In September, 1995, an additional $5 million was offered to Steel's shareholders. The two-year program began in January, 1995. LST advanced $0.3 million in the third quarter and $5.8 million year to date.

Steel issues 6 percent cumulative convertible preferred stock to its participating shareholders as funds are advanced. The stock has a designated value equal to the amount of the funds advanced, pays quarterly dividends on that value, and requires its mandatory redemption by Steel, unless earlier redeemed or converted, on January 3, 2002, in cash, at the designated value plus any unpaid dividends. Prior to redemption of the stock, dividends may be paid in cash, although currently prohibited by the terms of the revolving credit agreement, or in additional preferred shares. Through September 30, 1995, 66.7 shares of preferred stock have been issued. The stock is convertible into Steel common stock prior to redemption at the rate of one share of common stock for each $10,000 of designated value (subject to anti-dilution provisions).

LST periodically purchases steel slabs which are consigned to Steel to be used in its production of tubular products. Steel pays LST as the slabs are used or within ninety days, whichever occurs first. This program's structure is consistent with those previously established with third parties. At September 30, 1995, slabs owned by LST amounted to approximately $10 million.

At September 30, 1995, LST had available cash and short-term investments of $80.5 million. Cash requirements for LST as a holding company include a minimal level of general and administrative expenses and annual interest payments of $4.0 million on the outstanding $50 million convertible subordinated debentures due 2002.

Steel requires cash primarily to fund general working capital needs and capital expenditures. Sources of funds include borrowings, cash generated by operations, and equity financing. In the quarter and in the nine months year-to-date ended September 30, 1995, cash provided from operations, before working capital, amounted to $7.1 million and $17.0 million, respectively. Capital expenditures in the third quarter and first nine months amounted to $3.1 million and $9.3 million, respectively.

Steel has a revolving credit agreement under which it can borrow the lesser of $65.0 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At September 30, 1995, borrowings totaled $52.5 million on an available borrowing base of $64.6 million. The interest rate on borrowings was prime plus 1.75 percent which, at quarter end, was 10.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement contains various restrictive covenants, including requirements to maintain certain financial ratios.

The agreement was recently extended to March, 1999, and effective October 1, the borrowing base was increased to $70.0 million and the interest rate reduced one percentage point to prime plus 0.75 percent.

As a steel facility, Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel believes that costs of maintaining compliance with environmental requirements will fall within contemplated operating and capital expenditure plans.

Steel believes that funds generated by operations, its borrowing capacity under the modified revolving credit agreement, and capital contributions from its shareholders will provide the liquidity necessary to fund its cash requirements through 1996. Adequate liquidity in the longer term is dependent on a recovery in the energy sector and/or Steel's ability to obtain raw materials at lower cost which will be necessary for Steel to achieve a meaningful improvement in profitability.


                          PART II. - OTHER INFORMATION

ITEM 5. OTHER INFORMATION
------- -----------------
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------- --------------------------------

(a)  Exhibits:  No. 27 Financial Data Schedule
(b)  Reports on Form 8-K:  none


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LONE STAR TECHNOLOGIES, INC.


                                       By:     /s/ Judith A. Murrell
                                           -------------------------------------
                                                  (Judith A. Murrell)
                                           Vice President - Corporate Relations,
                                             Principal Accounting Officer, and
Dated:  October 19, 1995                                Treasurer