Form 10-K
period 1995-12-31
LONE STAR TECHNOLOGIES INC
filed 1996-03-28
CIK 791348

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                          ON WHICH REGISTERED
-------------------                                        ---------------------
Common Stock, par value $1.00                                             Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X .  No    .
                           ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of                 , the number of shares of common stock outstanding was
       . The aggregate market value of common stock (based upon the closing price on the Nasdaq Stock Market on that date) held by nonaffiliates of the
registrant was approximately $       million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                                     PART I

ITEM 1.          BUSINESS. . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 2.          PROPERTIES. . . . . . . . . . . . . . . . . . . . . .   8

ITEM 3.          LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . .   9

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS . . .   9


                                     PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND
                 RELATED SHAREHOLDER MATTERS . . . . . . . . . . . . .   9

ITEM 6.          SELECTED FINANCIAL DATA . . . . . . . . . . . . . . .  10

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. . .  10

ITEM 8.          CONSOLIDATED FINANCIAL STATEMENTS
                 AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . .  15

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .  31


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT . . . . . . . . . . . . . . . . . .  31

ITEM 11.         EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . .  31

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT. . . . . . . . . . . . . . . . . . . .  31

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . .  31


                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  31

ITEM 15.         SIGNATURES. . . . . . . . . . . . . . . . . . . . . .  34

                                     PART I


ITEM 1.  BUSINESS

                                     GENERAL

Lone Star Technologies, Inc. (LST), a management and holding company, currently has one principal operating subsidiary, Lone Star Steel Company (Steel), that serves two business segments: oilfield products and services, comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry; and, industrial products that consist of specialty tubing and flat rolled steel that are manufactured and provided to general industrial markets. LST's consolidated revenues are not seasonal. However, Steel's revenues are sensitive to the level of domestic drilling activity, which is in turn dependent on the prices of oil and natural gas.

LST was incorporated in Delaware in 1986 and became the holding company of Steel, pursuant to Steel's merger with a wholly owned subsidiary of LST. Steel operated under federal bankruptcy protection from June 1989 to May 1991. During May 1991, Steel emerged from bankruptcy, and a major creditor group received 19.5% of the common stock of Steel, creating a minority interest in Steel. In 1995, LST repurchased 4.95% of Steel's common stock from Steel's minority shareholders.

In August 1988, LST acquired, for $48 million, the stock of American Federal Bank, F.S.B. (AFB), a newly created, federally chartered savings bank. In November 1993, LST sold the stock of AFB to Guaranty Federal Bank, F.S.B. (GFB) for $155.7 million, of which LST received $135.7 million in cash on the sale date and $5.0 million in November 1994. Fifteen million dollars remain in escrow to provide for payment of claims that could be filed by GFB under the terms of the sale agreement. The accompanying consolidated financial statements reflect AFB as a discontinued operation.


                          LINES OF BUSINESS INFORMATION

In the last three years, segment revenues were as follows:

                                                     ($ IN MILLIONS)
                                              1995         1994          1993
                                          -----------   ----------   ----------
                                            $      %      $     %      $     %
                                          -----   ---   -----  ---   -----  ---
Oilfield products and services            265.6    62   215.2   60   210.8   63
Industrial products                       160.2    38   141.8   40   121.7   37
                                          -----   ---   -----  ---   -----  ---
Consolidated total                        425.8   100   357.0  100   332.5  100
                                          -----   ---   -----  ---   -----  ---
                                          -----   ---   -----  ---   -----  ---

Additional segment information is included in Note B to the consolidated financial statements.

OILFIELD PRODUCTS AND SERVICES. Steel manufactures, markets, stores, and transports oil country tubular goods (OCTG) and line pipe.

OCTG manufactured by Steel includes a wide size and chemistry range of electric resistance welded (ERW) high-quality prime casing and tubing for oil and gas drilling and production. Casing, which represents about 80% of all OCTG tonnage sold by Steel, is the structural retainer for the walls of oil and gas wells.
It also serves to prevent pollution of nearby water reservoirs and to prevent contamination of a well's production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and gas to the surface. Steel offers one of the widest ranges of OCTG diameters (2 3/8" to 16 1/8") and grades produced in the industry, including grades that have been successfully used for drilling at depths of over 30,000 feet.

Demand for OCTG is affected by drilling activity which is driven by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. Domestic drilling activity was down 7% in 1995 from the prior year, according to the average number of rigs operating in this country as measured by Baker Hughes. Steel's open orders for OCTG at December 31, 1995, were down 26% from the prior year-end. However, since year-end, open orders have increased and are now ahead of the December 1995 level. Although a significant increase in drilling activity is not expected in 1996, a reduction in imported OCTG could improve the characteristics of the domestic market. Also, Steel continues its efforts to penetrate global markets.
Twelve percent of its shipments in 1995 were used outside the lower 48 United States.

LINE PIPE manufactured by Steel ranges in diameter from 2 3/8" to 16" and is used to gather and transport oil and gas from the well site to storage or refining facilities. Approximately 5% of Steel's line pipe shipments were exported in 1995.

OTHER MARKETING ARRANGEMENTS AND AGREEMENTS. Steel has expanded into other marketing arrangements to sell steel tubular products manufactured by various unrelated companies. These arrangements are intended to expand Steel's product offerings without a substantial investment in plant and equipment and enhance Steel's marketing competitiveness. These transactions are performed on both a commission basis and through purchase and resale of the products.

OTHER SERVICES. Transportation, storage, and other services are provided by Steel's subsidiaries.

SALES AND DISTRIBUTION. The domestic OCTG sales distribution network consists of 12 nonexclusive distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural
gas.  Line pipe is also sold through distributors.   Internationally, OCTG is
sold through distributors and trading companies as well as directly to end users. The largest single customer and the ten largest customers of Steel's OCTG in 1995 accounted for 8% and 35% of total shipments, respectively. About 77% of the oil and gas wells drilled in the United States in 1995 were located in Texas, Oklahoma, Kansas, Louisiana, and New Mexico, all within 750 miles of Steel's mill in Lone Star, Texas. The majority of Steel's oilfield products was sold for use in these states, as well as the Gulf of Mexico which is less than 250 miles from Steel's mill.

RAW MATERIALS AND INVENTORIES. OCTG and line pipe are generally produced to fill specific orders and, accordingly, Steel maintains the majority of its inventory in the form of raw materials, work-in-process, or finished goods earmarked for specific orders. Some work-in-process and finished inventories are maintained in order to provide flexibility in responding to customer demands.

Steel purchases steel slabs and scrap steel for use in the manufacture of its products. The availability of steel slabs to meet production needs remained tight in 1995, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is purchased in the spot market. The price of scrap steel and steel slabs is highly volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

COMPETITION. OCTG and line pipe are sold in highly competitive markets, and sales and earnings are affected by price, cost, and availability of raw materials, oil and gas drilling activity, and general economic conditions. Steel offers a wide range of sizes and chemistries and, based on shipment data compiled by the American Iron & Steel Institute, Steel believes that it is one of the largest domestic suppliers of OCTG. Users of OCTG base their purchase decisions on four factors: availability, price, quality, and service. Steel believes that it is competitive in all of these areas.

Two primary markets exist for OCTG, and Steel serves both. Deep critical wells require high-performance OCTG that can sustain enormous pressure as measured by burst strength, collapse strength, and yield strength. Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. Steel, with its full-body normalized ERW manufacturing process that meets American Petroleum Institute standards, competes with seamless OCTG in this market. Operators who drill shallower wells generally purchase OCTG on the basis of price and availability because wells of this nature require fewer performance characteristics. Steel competes in this market, which is served primarily by producers of seam-annealed ERW and seamless OCTG, with its full range of Lone Star-Registered Trademark- products as well as with its Wildcat-TM- brand of OCTG. Several domestic manufacturers produce limited lines of OCTG, and a number of foreign manufacturers produce OCTG for export to the United States. Imported OCTG accounted for approximately 15% of the supply available to the domestic OCTG market during 1995 and 25% in 1994.

In 1995, several trade cases against foreign producers were resolved in favor of domestic producers. As a result, the supply of imported OCTG in the United States is expected to remain comparable to levels experienced in the last half of 1995 for at least the next 12 months.

INDUSTRIAL PRODUCTS. Steel manufactures and markets specialty tubing and flat rolled steel.

SPECIALTY TUBING includes a wide array of high-quality, custom-made steel tubular products which require critical tolerances, precise dimensional control, and special metallurgical properties. Steel's specialty tubing products range in size from 7/8" to 15 1/2" in outside diameter and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties, and surface finishes. The products are used in the manufacture of automotive, construction, and farm equipment and in industrial applications such as hydraulic cylinders, stabilizer tubes and intrusion devices, machine parts, bearing races, downhole pump barrels, and printing rollers. Because of the wide range of industrial applications, sales traditionally follow general domestic economic conditions.

Steel produces most of its specialty tubing by the drawn over mandrel (DOM) process which uses a drawbench to pull tubing through a die and over a mandrel. Steel's use of the DOM manufacturing process enables the Company to achieve higher critical tolerances and dimensional control than other processes. The Company's 1,000,000 pound drawbench, the largest in the United States, also enables the Company to manufacture larger diameter, heavier wall products and thus access a broader market than its competitors. Moreover, Steel is the only DOM specialty tubing manufacturer that produces its own electric arc furnace
(EAF) steel, which allows for control of the complete manufacturing process. DOM specialty tubing order quantities are typically small (usually less than 50,000 pounds) and made to exact customer specifications. The Company's integration of steelmaking and tube finishing allows for optimal inventory control, combined with just-in-time customer delivery of tubes with special steel chemistries and precise dimensional requirements.

Demand for specialty tubing products, within the traditional markets, was down slightly in the second half of 1995; however, Steel has continued to identify new market applications which enabled it to increase both volume and price. Open orders were down 26% at year-end as compared to prior year-end as many steel service centers worked to reduce their year-end inventories.

FLAT ROLLED STEEL is used by Steel in the manufacture of tubular products, and it is also sold to fabricators of large diameter transmission pipe, storage tanks, rail cars, and a variety of other construction and industrial products.

SALES AND DISTRIBUTION. Domestically, specialty tubing is marketed and sold through 19 nonexclusive steel service centers and directly to end users. Specialty tubing products have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. The largest single user and the ten largest customers of Steel's specialty tubing in 1995 accounted for 2% and 16%, respectively, of total shipments. Internationally, the majority of Steel's specialty tubing is currently sold directly to end users. Exports accounted for approximately 13% and 17% of Steel's specialty tubing shipments in 1995 and 1994, respectively.

Flat rolled steel products are sold directly to end users or through steel service centers, primarily in the southwestern region of the United States.

RAW MATERIALS AND INVENTORIES. Raw materials are readily available from multiple sources. Production is generally scheduled to meet specific orders and, accordingly, inventory is managed to minimize the amount of finished goods on hand. Work-in-process inventories are maintained in order to provide flexibility in responding to customer needs.

COMPETITION. The market for specialty tubing is competitive. Currently, however, Steel's specialty tubing sales are primarily constrained by the capacity limitations of its facilities rather than by competitive factors. Steel has commenced a capital expenditure program to address its specialty tubing capacity limitations.

Based on shipment data available and other generally available market data, Steel believes it is one of the three largest producers of DOM specialty tubing products. Steel is the only fully integrated DOM producer in the United States. One of Steel's drawbenches, among the largest in the world, enables it to produce DOM products in a greater size range than its competitors. Because these products are made to end-user specification and often require just-in-time delivery, only small quantities are imported into the United States. In contrast to the OCTG market, seamless and ERW specialty tubing products differ in their applications. ERW is preferred for many mechanical tubing applications because its consistent wall thickness requires less machining in the finishing process. Seamless tubes are used primarily in heavy gauge applications such as boiler and pressure tubing.

Flat rolled steel is sold in highly competitive markets. Sales and earnings are affected by the cost of raw materials, use of flat rolled steel by Steel in the manufacture of its tubular products, demand by outside customers, and general economic conditions. Steel's market for flat rolled steel is generally concentrated in the southwestern region of the United States where customers use it in the manufacture of a variety of commercial and industrial products.


                       RESEARCH, DEVELOPMENT, AND PATENTS

Steel conducts limited research and development activities at its metallurgical laboratory in East Texas. Its patents do not significantly affect financial results.


                                    EMPLOYEES

At December 31, 1995, LST and Steel employed a total of 1,696 people, of whom 1,158 were members of two unions represented by three bargaining units. The majority of union workers are represented by the United Steelworkers of America under a contract which expires in June 1996, and a new contract will have to be negotiated. Management considers its relationship with the steelworkers to be good.


                               FOREIGN OPERATIONS

Steel conducts no manufacturing operations outside the United States. Export sales to destinations outside the United States were approximately $37.9 million, $25.5 million, and $20.6 million for the years 1995, 1994, and 1993, respectively.


                                  ENVIRONMENTAL

Steel's operating activities are governed by numerous environmental laws, which are regulated by state and federal agencies. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.

RELATIONSHIP OF FEDERAL AND STATE REGULATION. The United States Environmental Protection Agency (EPA) is responsible for implementing and enforcing federal environmental laws. In Texas, the environmental regulatory agency is the Texas Natural Resource Conservation Commission (TNRCC). Most federal environmental statutes expressly provide for state assumption of responsibility when it can be demonstrated that the state program is as stringent as the federal program; however, the EPA retains authority to enforce the program if the state fails to do so. Texas is authorized to implement the federal hazardous waste program under the Resource Conservation and Recovery Act (RCRA) and the federal air quality program under the Clean Air Act. The Texas air quality program also requires all new or modified facilities that may emit any air contaminant to obtain a permit which imposes limitations on each emission. Texas has not yet been delegated authority to implement the federal water quality program under the Clean Water Act. Therefore, dual federal and state water quality programs exist in Texas, requiring companies such as Steel to obtain both a federal permit and a state permit to discharge wastewater into state waters. In addition, Texas has state environmental programs that supplement and operate independently of the federal environmental programs. Texas has established its own program for the regulation of municipal and industrial solid wastes under the Texas Solid Waste Disposal Act. Steel's operations generate wastes that are regulated as industrial solid waste under this program.

AIR quality is governed by the federal Clean Air Act and the Texas Clean Air Act. The TNRCC has primary responsibility for implementing and enforcing the federal law through the state program. The Texas State Implementation Plan implements, maintains, and enforces the National Ambient Air Quality Standards established by the EPA, as well as the other federal air quality programs. Emission sources at Steel's facilities are regulated by a combination of individual permit limitations and statewide standards. Sources which existed before the implementation of the state permitting requirements are registered with the TNRCC as "grandfathered sources" and are not required to obtain a permit. If, however, a grandfathered source is modified in a manner that increases the amount or changes the character of air contaminants emitted into the atmosphere, it becomes subject to permitting requirements.

Steel is presently in substantial compliance with the conditions of its permits and applicable standards.

WATER quality is governed by the federal Clean Water Act, implemented by the EPA, and the state Water Code, implemented by the TNRCC. Steel is required to have two separate permits to discharge wastewater from each of its outfalls: a National Pollution Discharge Elimination System (NPDES) permit issued by the EPA and a wastewater discharge permit issued by the TNRCC. The regulatory emphasis on wastewater is directed at the control of effluent toxicity. Steel is also required to have a NPDES permit to discharge storm water that is not commingled with wastewater. Steel's storm water discharges are permitted through the EPA's NPDES General Permit for Storm Water Discharges Associated With Industrial Activities.

In the process of manufacturing low alloy carbon grade steel and fabricating steel pipe and tube, Steel generates wastewater which contains certain contaminants from the process. Steel is authorized by both a state and a federal permit to discharge its wastewater to one of two receiving water bodies, Ellison Creek Reservoir or Big Cypress Creek. Each permit contains effluent limitations for the contaminants of concern that might be present in Steel's wastewater. The effluent limitations are usually the same in both permits, but if not, the more stringent limitations apply to Steel's wastewater. In order to comply with these limitations, Steel treats its wastewater before discharge.
The permits require that Steel monitor on a regular basis the concentrations of the contaminants of concern in its effluent and report the monitoring results to the TNRCC and the EPA.

Steel's state wastewater discharge permit was renewed effective August 1, 1994, for a five-year term. Steel is in substantial compliance with that permit. Although the level of contaminants in the discharge occasionally exceeds the permit limitations, Steel does not believe that these instances will have any material consequences to Steel. The only potential issue is the possibility that the TNRCC will amend Steel's permit to include a whole effluent toxicity
(WET) limit. WET is measured by exposing freshwater organisms, such as fathead minnow larvae, to various concentrations of effluent for seven days and then determining the weight and survival of the test organisms. A WET limit is a legally enforceable limit in a permit that is based on the survival of the test organism in a stated concentration of the effluent. Without appropriate modifications to the standard chronic WET test method, Steel does not believe that, based on existing data, its effluent would be in compliance with a WET limit during the colder months of the year. The existing data indicate that a naturally occurring pathogenic bacteria in Steel's effluent causes a failure of the WET test when the test is performed using effluent collected during the colder months of the year. Based upon the extensive studies conducted to date, the test failure does not appear to be due to Steel's process. Therefore, Steel has been engaged in discussions with the TNRCC concerning the appropriateness of amending its permit to include a WET limit. In addition, Steel is working to develop a modification of the standard WET test method that would be acceptable to both the company and the TNRCC.

Steel's existing federal NPDES permit for wastewater discharges was scheduled to expire in June 1995. However, this permit continues in effect until the EPA takes final action on a renewal NPDES permit. On December 31, 1994, the EPA published a notice of intent to issue Steel a renewal NPDES permit. Steel timely filed comments on the draft permit. The EPA and Steel reached agreement
on all issues but one raised by Steel in its comments.   As in the TNRCC
permitting process, the outstanding issue concerns whether the proposed WET limit in the draft permit is legally warranted. For the reason discussed above, Steel opposes the inclusion of a WET limit in its renewal NPDES permit. The EPA has not yet issued Steel a final renewal NPDES permit. Steel is therefore not certain whether the EPA will include a WET limit in its permit. Should the EPA issue Steel a renewal NPDES permit with a WET limit, Steel plans to pursue all of its administrative options for review and reconsideration of the WET limit. If Steel should not prevail in its administrative challenge to a WET limit, Steel would then consider requesting judicial review of the contested permit condition. Steel will also continue working to develop a modification of the standard WET test method that would be acceptable to the EPA as well as the TNRCC and the company. Should Steel successfully develop such a modified WET test method, the WET limit issue might be resolvable without any administrative or judicial action.

Until this issue of the inclusion of a WET limit is resolved through negotiations with the EPA and the TNRCC, development of an acceptable modification of the standard WET test method, or final administrative or judicial action, the need for and nature of control measures, if any, that Steel might have to implement cannot be accurately predicted.

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

In the past, Steel operated solid waste management units for the storage and disposal of nonhazardous and hazardous wastes. These sites include four land-based RCRA waste management units and a fifth site which predates RCRA. Steel has submitted to the TNRCC a closure plan for the site not subject to RCRA (a pond previously used for storing an acidic waste) and plans to close it as a nonhazardous facility. Two sites subject to RCRA (the plant's landfill and a site that received air pollution sludge) have been closed as hazardous waste landfills in accordance with requirements of RCRA and corresponding state regulations. These sites are subject to post-closure care obligations, including groundwater monitoring, for up to 30 years. The remaining two sites have been closed by a combination of removal ("clean closure") and conversion to nonhazardous landfills in accordance with requirements of RCRA and corresponding state regulations. Steel is seeking to limit the duration of future post-closure groundwater monitoring at these facilities based on the clean closure and nonhazardous status. The TNRCC will issue Steel a permit for the facilities requiring post-closure care. Steel estimates the actual cost of post-closure care to be approximately $1 million.

ITEM 2. PROPERTIES

Steel conducts its operations at facilities on a 2,000-acre site in East Texas. The original facilities, constructed in the 1940's, have been expanded and modernized, and include two EAF's with a combined capacity of approximately 500,000 ingot tons per year; two rolling mills, a "two-high" mill that rolls the EAF ingots into slabs and a "four-high" single stand reversing Steckel mill that produces flat rolled coils; two pipe welding mills; six drawbenches, including the largest specialty tubing drawbench in the United States; heat treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which tubular goods are threaded and couplings are applied; and, various support facilities including a shortline railroad and other transportation and storage facilities. Steel's and LST's headquarters are located in leased facilities in Dallas, Texas.

Steel's annual productive capacity approximates 425,000 slab tons, 1,250,000 coil tons, and 1,000,000 pipe tons. In 1995, the EAF and specialty tubing facilities operated at near 100% of capacity, while the rolling mills and pipe mills generally operated at 60% or less of capacity.

In addition to the manufacturing facilities, Steel owns 10,500 acres in Texas and 3,000 acres in Oklahoma which were purchased primarily for iron ore or coal reserves, and Steel owns mineral interests on an additional 12,000 acres in Oklahoma and 60,000 acres in Texas. No minerals have been recovered from these properties for many years because their use is no longer required in Steel's operations and significant portions of this land are held for sale. Steel sold approximately 9,400 acres in East Texas during August 1995.

ITEM 3.   LEGAL PROCEEDINGS

LST and its subsidiaries are parties to a number of lawsuits and controversies which are not discussed in this document. As to the legal proceedings not discussed, management does not believe, based upon analysis of known facts and circumstances and reports from legal counsel, that any such matter could have a material adverse effect upon LST and its subsidiaries taken as a whole.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS

LST's Common Stock trades on Nasdaq National Market System under the symbol LSST. The following table summarizes the range of trading prices by quarter for the last two years (in $):

                            FIRST    SECOND   THIRD     FOURTH
                            -----    ------   -----     ------
1995       High             8        9 1/8    10 1/4    11 1/4
           Low              6 1/2    7 1/8     7 5/8     7 1/2
1994       High             9 1/8    8 1/2     7 1/4     7 7/8
           Low              7 3/8    6 3/4     6         5 3/4

As of March 15, 1996, LST had approximately 5,000 common shareholders of record. LST has paid no dividends on its Common Stock since becoming a public company.

In 1988, LST sold one million shares of Series A nonvoting convertible cumulative preferred stock, $1.00 par value (Series A Preferred stock), for $49.6 million in cash. The Series A Preferred stock carried a $50.00 per share liquidation preference, plus any unpaid dividends, and became redeemable in cash at the option of LST after September 1993. Dividends were not declared, accrued, or paid, and cumulative dividends in arrears at January 1, 1994, approximated $18.8 million. In February 1994, LST redeemed this stock and extinguished all dividend obligations related to it for $51.7 million.

ITEM 6.   SELECTED FINANCIAL DATA

                               ($ IN MILLIONS, EXCEPT SHARE AND EMPLOYEE DATA)
                                   1995    1994     1993     1992     1991
                                  -----    -----    -----    -----    -----
Revenues                          425.8    357.0    332.5    277.6    318.9
   Oilfield revenues              265.6    215.2    210.8    171.0    218.3
   Industrial revenues            160.2    141.8    121.7    106.6    100.6
Gross earnings                     26.2     12.8      6.3      8.7     28.7
Selling, general and
 administrative expenses          (14.6)   (16.2)   (16.9)   (17.6)   (27.8)
                                  -----    -----    -----    -----    -----
Operating earnings (loss)          11.6     (3.4)   (10.6)    (8.9)     0.9
Interest income                     5.8      4.3      0.9      0.3      3.9
Interest expense                   (8.7)    (8.2)    (7.0)    (5.8)    (4.9)
Other income, net                   2.4      2.5      0.3      2.7      1.9
Minority interest                  (1.5)     1.0      2.3      1.3      0.2
                                  -----    -----    -----    -----    -----
Earnings (loss) from
 continuing operations              9.6     (3.8)   (14.1)   (10.4)     2.0

Net earnings (loss)                 9.6      1.2     (7.2)     0.1      2.0
Net earnings (loss) per
 common share                       0.46    (0.04)   (0.35)    0.01     0.10
Shares outstanding (millions)      20.5     20.4     20.3     20.3     20.3

Current assets                    194.5    180.8    235.6     87.0     72.5
Total assets                      357.7    345.7    411.2    364.1    341.0

Current liabilities                53.5     53.4     57.9     41.5     40.5
Total liabilities                 255.5    249.6    267.8    207.2    184.2

Shareholders' equity              102.2     96.1    143.4    156.9    156.8

Capital expenditures               14.9      7.0      5.8     11.5     12.4
Depreciation                       11.4     11.4     11.0      9.4      8.2
Employees                         1,696    1,592    1,688    1,560    1,392


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

                                    OVERVIEW

LST's revenues are derived from Steel's two business segments: oilfield products and services and industrial products.

PRODUCTS AND MARKETS. The oilfield products business includes the manufacture and marketing of OCTG, the casing and tubing used in oil and gas well drilling and production, and line pipe that is used to gather and transport oil and gas from the well site to storage or refining facilities. Steel is one of the largest domestic producers and suppliers of OCTG, based on data compiled by the American Iron & Steel Institute. OCTG represents three-fourths of Steel's oilfield products volume as measured in tonnage, and exports have ranged from approximately 7% to 13% of this segment's shipments during the last three years.

Demand for oilfield products is generally affected by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. A key indicator of domestic demand is the average number of drilling rigs operating in the United States which, during the last three years, has been historically low. According to Baker Hughes, the average United States rig counts in 1995, 1994, and 1993 were 723, 775, and 755, respectively. Demand is also affected by the amount of oilfield products imported into this country as well as available industry inventories. Imported OCTG has represented approximately 14% of the total supply in 1995, down from 24% in 1994 and 1993. In 1995, the United States Department of Commerce prevailed in trade cases instituted against several foreign manufacturers alleging they were being illegally subsidized on the manufacture of tubular goods and were held to have dumped their products in the United States market, which resulted in the imposition of protective tariffs on imports from certain countries. As a result of reduced import competition, the supply of imported OCTG in the United States is expected to remain comparable to lower levels experienced in the last half of 1995 for at least the next 12 months. The effect of available inventory, which is believed to be low, has been insignificant in the marketplace in the past three years. The volatility of oil and gas prices creates uncertainty with respect to the timing and extent of increased activity in the energy sector. This affects customer confidence in the longer term outlook for energy prices and as a result some drilling projects may be deferred. However, international markets strengthened considerably in 1995 as long-postponed exploration and production projects were started. This trend is expected to continue in 1996 as companies engaged in exploration and production continue to seek large reserves in the international arena.

Steel's industrial products segment includes two product groups: specialty tubing and flat rolled steel. Specialty tubing consists of a wide array of high-quality, custom-made steel tubular products requiring critical tolerances, precise dimensional control, and special metallurgical properties. These products are used in the further manufacture of automotive, construction, and other industrial equipment such as hydraulic cylinders, stabilizer tubes and intrusion devices, and machine parts.

Steel's primary emphasis in the industrial products segment is the specialty tubing market. Specialty tubing is used in a wide range of industrial applications and demand is therefore sensitive to general economic conditions. Demand was down slightly in the second half of 1995; however, Steel has continued to identify new market applications which enabled it to increase both volume and price. Steel is one of the largest domestic producers of specialty tubing, based on shipment data compiled by the Steel Tube Institute. International shipments of specialty tubing were 15%, 17%, and 11% of shipments in 1995, 1994, and 1993, respectively.

Steel's participation in the flat rolled steel commodity market is generally concentrated in the southwestern region of the United States and is affected by factors such as price, capacity utilization, and raw material costs. Flat rolled steel produced by Steel either is further processed by Steel in the manufacture of tubular products or shipped to customers for the manufacture of a variety of commercial and industrial products. Flat rolled steel is sold in highly competitive markets, with price and availability primarily determining customer purchase decisions.

MANUFACTURING. The manufacture of Steel's products is capital intensive. Utilization rates are generally below capacity at Steel's manufacturing facilities, and therefore, Steel has downsized its operations over the past ten years, adjusting its cost structure to reflect current production levels. However, there does exist excess capacity that may be used in the future as needed. Steel is also expanding its specialty tubing facilities, a product line that has been subject to production constraints. The level of production volume through Steel's various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of raw materials, including scrap steel, steel slabs, electricity, and natural gas.

As part of Steel's overall capital outlays, LST and the minority shareholders of Steel have agreed to fund up to $28 million for a capital expenditure program during 1995 and 1996. Included in the program is a significant expansion of Steel's capacity to manufacture specialty tubing products. The balance of the expenditures is being used to upgrade Steel's capability to manufacture tubular products for use in the energy sector. At the end of 1995, $9.8 million had been funded for this capital expenditure program.

                              RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of earnings are as follows:

                                                  ($ IN MILLIONS)
                                          1995          1994           1993
                                       ----------    ----------     ----------
                                         $     %       $     %        $     %
                                       -----  ---    -----  ---     -----  ---
Oilfield products and services         265.6   62    215.2   60     210.8   63
Industrial products                    160.2   38    141.8   40     121.7   37
                                       -----  ---    -----  ---     -----  ---
Consolidated total                     425.8  100    357.0  100     332.5  100
                                       -----  ---    -----  ---     -----  ---
                                       -----  ---    -----  ---     -----  ---

1995 COMPARED WITH 1994

NET REVENUES increased 19% to $425.8 million in 1995 from $357.0 million in 1994. Net revenues of oilfield products increased 23% to $265.6 in 1995 from $215.2 million in 1994. Shipment volumes and prices increased in 1995 from 1994 levels by 17% and 5%, respectively. Although the average domestic rig count declined to 723 in 1995 from 774 in 1994, demand for Steel's OCTG was favorably impacted due to the reduction in imported OCTG caused by the imposition of protective tariffs on imported products from certain countries in 1995, and by the types of drilling being conducted, such as deep water drilling in the Gulf of Mexico, which increased the industry's requirements for larger diameter, higher grade products for which Steel is most competitive. Export sales of oilfield products also increased in 1995 from 1994 as international markets strengthened from long-postponed exploration and production projects that were started.

Industrial products net revenues increased by 13% to $160.2 million in 1995 from $141.8 million in 1994. This comprised a 22% increase in specialty tubing net revenues and was partially offset by a 4% reduction in flat rolled revenues.
For the specialty tubing product group, 1995 volume and price increased by 16% and 8%, respectively. These increases are generally attributable to the improvement in the domestic general economy. Flat rolled shipments were down 9% in volume, although a price increase of 4% was realized for 1995 over 1994.

GROSS EARNINGS improved 105% to $26.2 million in 1995 from $12.8 million in 1994. This was primarily attributable to increased shipments and prices of oilfield and specialty tubing products. However, increases in raw materials, principally a 9% increase in the cost of scrap steel and steel slabs, offset some of these margin improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased 10% to $14.6 million in 1995 from $16.2 million in 1995, primarily due to lower legal and consulting fees.

INTEREST INCOME was $1.5 million more in 1995 than in 1994 as short-term interest rates were higher on the average in 1995 than in 1994.

INTEREST EXPENSE for 1995 increased to $8.7 million from $8.2 million in 1994, reflecting higher interest rates in 1995 on Steel's revolving credit facility.

OTHER INCOME, NET. Net other income in 1995 of $2.4 million included $3.0 million from the gain on sale of approximately 9,400 acres of land in East Texas. Net other income in 1994 was $2.5 million and included $1.3 million from the gain on sale of working interests in oil and gas properties.

NET EARNINGS and earnings from continuing operations for 1995 were both $9.6 million, or $0.46 earnings per share. For 1994, there was a loss from continuing operations of $3.8 million, or $0.19 loss per share. After a $5.0 million gain on sale of discontinued operations, net earnings in 1994 were $1.2 million, and after a $0.10 per share downward adjustment for the redemption of preferred stock, the 1994 amount available to common shareholders was a $0.04 net loss per share.


1994 COMPARED WITH 1993

NET REVENUES in total increased 7% to $357.0 million in 1994 from $332.5 million in 1993. Oilfield products and services revenues increased 2% to $215.2 in 1994 from $210.8 million in 1993. Both 1994 shipment volumes and prices were relatively flat compared with 1993 levels. This corresponds with the domestic average rig count remaining relatively stable at 775 in 1994 versus 755 in 1993.

Industrial products net revenues increased 17% to $141.8 million in 1994 from $121.7 million in 1993. This included a 30% increase in specialty tubing net revenues, reduced by a 4% decrease in flat rolled net revenues. For the specialty tubing product group, 1994 volume increased 25% and prices improved 5%. These increases were due to improvement in the domestic general economy. Flat rolled shipments were down 14% in volume, although prices improved 13% in 1994 over 1993.

GROSS EARNINGS increased 103% to $12.8 million in 1994 from $6.3 million in 1993. This was due to an improvement in revenue levels and a better mix of higher margin products, but was offset by increased steel costs of 9% in 1994 compared to 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased to $16.2 million in 1994 from $16.9 million in 1993.

INTEREST INCOME in 1994 was $4.3 million compared to $0.9 million in 1993 and was due to earning a full year of interest on investments resulting from the sale of AFB in November 1993.

INTEREST EXPENSE in 1994 increased to $8.2 million from $7.0 million in 1993, primarily due to higher average borrowings under Steel's revolving credit agreement.

OTHER INCOME, NET. Net other income of $2.5 million in 1994 primarily included nonrecurring gains on sales of Steel's nonstrategic assets. In 1993, there were fewer sales of such assets.

NET EARNINGS for 1994 were $1.2 million, which included a $5.0 million gain on sale of discontinued operations. The net loss for 1993 was $7.2 million, which included $16.5 million for earnings on and gain on sale of AFB's discontinued operations, and an extraordinary charge of $9.6 million to record Steel's obligation under the Coal Industry Retiree Health Benefit Act of 1992 to fund medical and death benefits of assigned retirees and eligible dependents of the United Mine Workers of America.

On a per share basis, the loss from continuing operations was $0.19 and $0.69 per share for 1994 and 1993, respectively. After adjusting for discontinued operations, the extraordinary item, and the 1994 $0.10 adjustment for the redemption of preferred stock, the net loss available to common shareholders was $0.04 and $0.35 per share for 1994 and 1993, respectively.

Prior to the 1993 sale, AFB earned $21.2 million. As a result of recognizing only the $135.7 million in proceeds received at the time of the sale, LST experienced a loss of $4.7 million on the disposition that reduced the reported 1993 earnings from discontinued operations to $16.5 million. The remaining $20 million in sale proceeds was placed in escrow to provide for possible future claims by GFB that are permitted under the sale agreement. In 1994, LST received $5 million of the escrowed funds, and $15 million remains in escrow subject to contested pending claims.


                        FINANCIAL CONDITION AND LIQUIDITY

LST has no direct business operations other than Steel or significant sources of cash other than from short-term investments or the sale of securities. Steel is restricted from paying cash dividends under terms of its revolving credit agreement; however, LST is reimbursed by Steel for a portion of its operating costs as provided by its cost-sharing agreement with Steel.

In November 1993, LST sold the stock of AFB, one of its operating subsidiaries, to Guaranty Federal Bank, F.S.B. (GFB). The accompanying consolidated financial statements have been restated to reflect AFB as a discontinued operation. The sale price was $155.7 million; of that, LST received $135.7 million in cash on the date of the sale and $5 million in November 1994 and $15 million remains in escrow to pay for certain claims that may be made by GFB pursuant to the sale agreement. To date, LST has not paid any claims, but approximately $6 million in claims are pending.

At December 31, 1995, LST had available cash and short-term investments of $72.6 million.

Steel has embarked on a capital expenditure program for the years 1995 through 1997 that is designed to increase the productive capacity for specialty tubing and make other improvements that will lower operating costs and improve the quality and precision of Steel's production process. As part of Steel's overall capital outlays, in November 1994, LST and certain minority shareholders of Steel agreed to fund up to $23 million for the capital expenditure program. In October 1995, the minority shareholders agreed to increase this funding up to $28 million. Steel issues 6% cumulative convertible preferred stock to its participating shareholders as funds are advanced to finance the program. The Steel preferred stock to be issued to LST and the other participating shareholders has a designated value equal to the amount of the funds advanced and pays quarterly dividends at the rate of 6% per year. The preferred stock is required to be redeemed by Steel, unless earlier redeemed or converted, on January 3, 2002, in cash, at the designated value plus any unpaid dividends. Prior to redemption of the stock, dividends may be paid in cash, although currently prohibited by the terms of the revolving credit agreement, or in additional preferred shares, which is permitted. To date, quarterly dividends have been paid in additional preferred shares.

These preferred shares are convertible into Steel common stock prior to redemption at the rate of one share of common stock for each $10,000 of designated value (subject to antidilution provisions).

In addition, as a result of an earlier unrelated transaction, LST holds warrants to purchase 241.5 shares of Steel common stock, and other Steel shareholders hold warrants to purchase 58.5 shares for $33,358 per share (subject to antidilution provisions). The warrants are exercisable at any time until December 31, 1998.

Steel presently has a total of 1,000 shares of common stock outstanding. In November 1995, LST purchased for $1.65 million 49.5 shares of Steel from certain minority holders. This increased LST's ownership percentage of Steel to 85.45%. Depending upon warrant exercises and preferred share conversions, this percentage could change.

LST periodically purchases steel slabs which are consigned to Steel for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material. Steel pays LST as the slabs are used or within 90 days, whichever occurs first. This program's structure is consistent with those previously established with third parties. During 1995, LST's slab purchases amounted to approximately $73.1 million.

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

Steel has a revolving credit agreement under which it can borrow the lesser of $70.0 million or an amount based upon eligible accounts receivable and inventories that secure the borrowings. The credit line will increase by $2.5 million in March of each of the next three years. At December 31, 1995, borrowings totaled $45.1 million on an available borrowing base of $69.6 million. The interest rate on borrowings was prime plus 0.75% which, at year-end, was 9.5%. Steel also pays a fee of 0.5% on the unused portion of the credit facility. The agreement, which extends to March 1999, contains various restrictive covenants, including requirements to maintain minimum net worth levels and meet other financial ratios.

In March 1993, Steel also borrowed $4.6 million at 8.08% to be repaid in equal monthly installments through March 1997.

Steel believes that funds generated by operations, its borrowing capacity under the revolving credit agreement, and capital contributions from its shareholders will provide the liquidity necessary to fund its cash requirements during 1996.

Steel's defined benefit pension plans cover its bargaining unit employees. At December 31, 1995, the projected benefit obligation exceeded the plans' assets by $37.9 million. Steel's annual pension expense, including amortization of the excess obligation, approximates $4.6 million.

The Coal Industry Retiree Health Benefit Act of 1992 required Steel to fund future medical and death benefits of certain UMWA retirees and dependents. An extraordinary charge of $9.6 million, net of minority interest, was recognized in 1993 to reflect future payments which are assessed annually. The 1995 payment amounted to approximately $.5 million, and the 1994 payment amounted to approximately $1.0 million. Steel is making these payments under protest and has filed suit in Federal District Court.

Steel's operations are subject to restrictive environmental compliance and permitting requirements of various governmental agencies that include the TNRCC and the EPA. Steel has entered into specific agreements with these agencies to conduct numerous environmental studies and to develop plans to ensure continuous compliance with applicable laws and regulations. Steel believes that the cost of maintaining compliance with environmental requirements will fall within its contemplated operating and capital expenditure plans, averaging $2-$3 million annually in the foreseeable future.

The matters discussed or incorporated by reference in this Report on Form 10-K that are forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, availability of raw materials and critical manufacturing equipment, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      PAGE
                                                                      ----
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants . . . . . . . . . . . . . . . 16
Consolidated Statements of Cash Flows, for the years ended
 December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . 17
Consolidated Statements of Earnings, for the years ended
 December 31, 1995, 1994, and 1993 . . . . . . . . . . . . . . . . . . 18
Consolidated Balance Sheets at December 31, 1995 and 1994. . . . . . . 19
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 20
Schedule I - Condensed Financial Information of Registrant . . . . . . 30


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Lone Star Technologies, Inc. (LST):

We have audited the accompanying consolidated balance sheets of LST (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the three years ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of LST's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LST and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the three years ended December 31, 1995, in conformity with generally accepted accounting principles.

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



                                                       [SIGCUT]



ARTHUR ANDERSEN LLP
Dallas, Texas,
January 30, 1996

                         LONE STAR TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                1995       1994       1993
                                               -------   --------   -------
Beginning cash and cash equivalents            $ 41.8     $140.4    $ 11.5
                                               ------     ------    ------
                                               ------     ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings (loss) from continuing operations
   before income tax                              9.6       (3.8)    (14.1)
  Minority interest in Steel                      1.5       (1.0)     (2.3)
  Depreciation and amortization                  11.4       11.4      11.0
  Accounts receivable, net                       (9.3)     (10.8)     (6.2)
  Current inventories, net                      (14.3)       7.0     (13.9)
  Accounts payable and accrued liabilities          -       (4.6)     16.4
  Other                                          (3.7)      (0.4)     (6.2)
                                               ------     ------    ------
NET CASH USED BY OPERATING ACTIVITIES            (4.8)      (2.2)    (15.3)
                                               ------     ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (14.9)      (7.0)     (5.8)
  Short-term investments                          8.4      (41.0)        -
  Sale of discontinued operations                   -        5.0     135.7
  Proceeds from sale of assets                    4.5        2.0      (0.6)
                                               ------     ------    ------
NET CASH PROVIDED (USED) BY INVESTING
 ACTIVITIES                                      (2.0)     (41.0)    129.3
                                               ------     ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under revolvoing
   credit agreement                               6.1       (2.8)     10.8
  Redemption of Series A Preferred stock and
   payment of dividend                              -      (51.7)        -
  Installment note borrowing                        -          -       4.6
  Installment note repayment                     (1.2)      (1.0)     (0.8)
  Minority interest contributions for
   Preferred stock in Steel                       1.0          -         -
  Acquisition of minority interest               (1.6)         -         -
  Issuance of common stock                        0.7        0.1       0.3
                                               ------     ------    ------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES                                       5.0      (55.4)     14.9
                                               ------     ------    ------

Net increase (decrease) in cash and cash
 equivalents                                     (1.8)     (98.6)    128.9
                                               ------     ------    ------

ENDING CASH AND CASH EQUIVALENTS               $ 40.0     $ 41.8    $140.4
                                               ------     ------    ------
                                               ------     ------    ------




See accompanying notes.

                       LONE STAR TECHNOLOGIES, INC.

                   CONSOLIDATED STATEMENTS OF EARNINGS
                    (In millions, except share data)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                1995       1994       1993
                                               -------   --------   -------
Net revenues                                  $ 425.8    $ 357.0    $ 332.5
Cost of goods sold                             (399.6)    (344.2)    (326.2)
                                              -------    -------    -------
  Gross earnings                                 26.2       12.8        6.3
Selling, general, and administrative expenses   (14.6)     (16.2)     (16.9)
                                              -------    -------    -------
  Operating earnings (loss)                      11.6       (3.4)     (10.6)
Interest income                                   5.8        4.3        0.9
Interest expense                                 (8.7)      (8.2)      (7.0)
Other income, net                                 2.4        2.5        0.3
Minority interest in Steel                       (1.5)       1.0        2.3
                                              -------    -------    -------
  Earnings (loss) from continuing operations
   before income tax                              9.6       (3.8)     (14.1)
Income tax                                          -          -          -
                                              -------    -------    -------
  Earnings (loss) from continuing operations      9.6       (3.8)     (14.1)
Earnings from and gain on sale of
 discontinued operations                            -        5.0       16.5
                                              -------    -------    -------
  Earnings before extraordinary item              9.6        1.2        2.4
Extraordinary item                                  -          -       (9.6)
                                              -------    -------    -------
  NET EARNINGS (LOSS)                         $   9.6    $   1.2    $  (7.2)
                                              -------    -------    -------
                                              -------    -------    -------


Per common share:
  Earnings (loss) from continuing operations  $  0.46    $ (0.19)   $ (0.69)
  Earnings from and gain on sale of
   discontinued operations                          -       0.25       0.81
                                              -------    -------    -------
  Earnings before extraordinary item             0.46       0.06       0.12
  Extraordinary item                                -          -      (0.47)
  Adjustment for redemption of Series A
   Preferred stock                                  -      (0.10)         -
                                              -------    -------    -------
  NET EARNINGS (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                               $  0.46    $ (0.04)   $ (0.35)
                                              -------    -------    -------
                                              -------    -------    -------



See accompanying notes.

                       LONE STAR TECHNOLOGIES, INC.

                       CONSOLIDATED BALANCE SHEETS
                    (In millions, except share data)

                                                        DECEMBER 31,
                                                     -----------------
                                                      1995       1994
                                                     ------     ------
ASSETS:
  CURRENT ASSETS:
    Cash and cash equivalents                        $ 40.0     $ 41.8
    Short-term investments                             32.6       41.0
    Accounts receivable, net                           64.2       54.9
    Current inventories, net                           55.7       41.4
    Other current assets                                2.0        1.7
                                                     ------     ------
  TOTAL CURRENT ASSETS                                194.5      180.8

  Property, plant, and equipment, net                 132.8      130.7
  Other noncurrent assets                              30.4       34.2
                                                     ------     ------
TOTAL ASSETS                                         $357.7     $345.7
                                                     ------     ------
                                                     ------     ------

LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES:
    Accounts payable                                 $ 33.0     $ 31.2
    Accrued liabilities                                19.2       21.0
    Current portion of long-term debt                   1.3        1.2
                                                     ------     ------
  Total current liabilities                            53.5       53.4
                                                     ------     ------

  Long-term debt                                       95.4       90.6
  Postretirement benefit obligations                   46.1       42.0
  Other noncurrent liabilities                         48.8       49.8
  Minority interest in Steel                           11.7       13.8
                                                     ------     ------
TOTAL LIABILITIES                                    $255.5     $249.6
                                                     ------     ------

Commitments and Contingencies (See Note J)                -          -

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value (authorized:
   10,000,000 shares, issued: none)                       -          -
  Common stock, $1 par value (authorized:
   40,000,000 shares, issued: 20,556,816 and
   20,460,686 respectively)                            20.5       20.4
  Capital surplus                                     159.5      158.9
  Minimum pension liability adjustment                 (7.7)      (3.5)
  Retained deficit                                    (69.2)     (78.8)
  Treasury stock (48,616 shares), at cost              (0.9)      (0.9)
                                                     ------     ------
TOTAL SHAREHOLDERS' EQUITY                            102.2       96.1
                                                     ------     ------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $357.7     $345.7
                                                     ------     ------
                                                     ------     ------



See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Technologies, Inc. (LST) is a management and holding company whose principal operating subsidiary, Lone Star Steel Company (Steel), manufactures and markets products and services to the oil and gas drilling industry and the general industrial sector.


ACCOUNTING POLICIES - NOTE A

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of LST and its subsidiaries. American Federal Bank, F.S.B. (AFB) is presented as a discontinued operation due to its sale in November 1993. Intercompany transactions are eliminated in consolidation.

INVESTMENTS IN DEBT SECURITIES. LST's cash equivalents include U.S. government debt obligations and corporate debt obligations rated A-1, P-1 or higher with original maturities of less than three months. Short-term investments consist of U.S. government debt obligations with original maturities of up to one year. Investments are classified as held-to-maturity and recorded at cost or classified as held for sale or trading securities and recorded at market value. LST's cash equivalents and short-term investments are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At December 31, 1995, LST's carrying amounts of cash equivalents and short-term investments approximated market value. LST does not invest in or hedge exposures through the use of derivative financial instruments. At December 31, 1995, investments in debt securities at amortized cost consisted of $62.3 million in U.S. government debt obligations and $10.3 million in corporate debt obligations.

INVENTORIES of Steel are stated at the lower of cost (principally last-in, first-out "LIFO") or market value and include raw materials, labor, and overhead. Inventories at LST are stated at the lower of cost (principally first-in, first-out "FIFO") or market value and consist of steel slabs.

PROPERTY, PLANT, AND EQUIPMENT are stated at cost. Depreciation is provided on the straight-line method.

INCOME TAXES.  LST files a consolidated federal income tax return.   LST
utilizes an asset and liability approach for financial accounting and income tax reporting. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards and are adjusted whenever tax rates or other provisions of income tax statutes change.

MINORITY INTEREST. Minority ownership in Steel is included in the liabilities section of LST's consolidated balance sheets, and results are adjusted in the consolidated statements of earnings to reflect the participation of minority ownership in Steel's earnings or losses.

USE OF ESTIMATES. Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

LINES OF BUSINESS AND CURRENT OPERATING ENVIRONMENT - NOTE B

Steel manufactures and markets steel products for the oil and gas industry and the general industrial sector. Oil and gas industry products include casing and tubing, used in the drilling and production of wells, and line pipe, used for the transmission of oil and natural gas. OCTG and line pipe sales are greatly impacted by the level of domestic oil and gas drilling, which in turn is primarily dependent on oil and natural gas prices. Because of the volatility of both prices and drilling activity as well as other factors, demand for these steel products can be subject to significant fluctuations. General industrial products include specialty tubing and flat rolled steel. This sector is more diversified, and sales traditionally follow general domestic economic conditions.

Steel's primary manufacturing facilities are located in East Texas. Raw materials and supplies, principally scrap steel and steel slabs, used in the manufacture of the Company's products have historically been readily available from various competitive sources. The manufacture of these products uses several common facilities and shares administrative support. Accordingly, certain costs and assets are allocated and may not reflect each line of business as if it were operated separately.

                                                  YEARS ENDED DECEMBER 31,
                                                ($ IN MILLIONS; UNAUDITED)
                                               1995      1994      1993
                                             -------    -------    -------
OILFIELD PRODUCTS AND SERVICES
   Net revenues                               $265.6     $215.2     $210.8
   Operating losses                             (5.4)     (12.1)     (13.4)
   Identifiable assets                         169.2      149.2      162.8
   Capital expenditures                          6.9        4.3        3.8
   Depreciation and amortization              $  7.3     $  7.1     $  7.3

INDUSTRIAL PRODUCTS
   Net revenues                               $160.2     $141.8     $121.7
   Operating earnings                           15.7        8.9        4.3
   Identifiable assets                          96.9       91.5       86.6
   Capital expenditures                          8.0        2.7        2.0
   Depreciation and amortization              $  4.1     $  4.3     $  3.7

CORPORATE AND OTHER NON-SEGMENTS
   Net revenues                               $  0.0     $  0.0     $  0.0
   Operating earnings (loss)                     1.3       (0.2)      (1.5)
   Identifiable assets                        $ 91.6     $105.0     $161.8

TOTAL FROM CONTINUING OPERATIONS
   Net revenues                               $425.8     $357.0     $332.5
   Operating earnings (loss)                    11.6       (3.4)     (10.6)
   Total assets                                357.7      345.7      411.2
   Capital expenditures                         14.9        7.0        5.8
   Depreciation and amortization              $ 11.4     $ 11.4     $ 11.0

Steel's principal market is domestic, although the Company also sells into international markets. The majority of sales of pipe products occur through networks of sales distributors, although some pipe sales and most flat rolled steel sales are made directly to end users. Sales to the two largest distributors represented approximately 12% and 10% of total 1995, 1994, and 1993 revenues. Direct foreign revenues as a percent of total revenues were approximately 9% of the total in 1995, 7% in 1994, and 6% in 1993.

Of Steel's total labor force, 68% are represented by three collective bargaining agreements. One of these agreements, representing 61% of the total labor force, will expire in June 1996.

ADDITIONAL BALANCE SHEET INFORMATION - NOTE C


                                                             ($ IN MILLIONS)
                                                              1995      1994
                                                            -------    -------
   INVENTORIES
     Finished goods                                        $  35.2     $  28.6
     Work in process                                          46.7        36.2
     Raw materials                                             3.1         3.5
     Materials, supplies and other                            24.6        23.0
                                                           -------     -------
        Total inventories before LIFO valuation reserve      109.6        91.3
     Reserve to reduce inventories to LIFO value             (43.7)      (39.7)
                                                           -------     -------
        Total inventories                                     65.9        51.6
     Amount included in other noncurrent assets              (10.2)      (10.2)
                                                            -------     ------
        Net current inventories                            $  55.7     $  41.4
                                                           -------     -------
                                                           -------     -------
   PROPERTY, PLANT, AND EQUIPMENT
     Land and land improvements                            $  11.6     $  12.0
     Buildings, structures, and improvements                  12.9        12.4
     Machinery and equipment                                 260.4       249.8
     Construction in progress                                  8.8         7.0
                                                           -------     -------
        Total property, plant, and equipment                 293.7       281.2
     Less accumulated depreciation and amortization         (160.9)     (150.5)
                                                           -------     -------
        Property, plant, and equipment, net                $ 132.8     $ 130.7
                                                           -------     -------
                                                           -------     -------

   OTHER NONCURRENT ASSETS
     Funds held in escrow                                  $  15.0     $  15.0
     Inventory (supplies and spare parts)                     10.2        10.2
     Other                                                     5.2         9.0
                                                           -------     -------
        Total other noncurrent assets                      $  30.4     $  34.2
                                                           -------     -------
                                                           -------     -------

   ACCRUED LIABILITIES
     Accrued compensation                                  $   6.4     $   6.1
     Property taxes                                            3.1         3.8
     Warranty reserves                                         2.1         2.4
     Environmental reserves                                    1.0         2.0
     Pension obligations                                       2.0         1.4
     Other                                                     4.6         5.3
                                                           -------     -------
        Total accrued liabilities                          $  19.2     $  21.0
                                                           -------     -------
                                                           -------     -------

   OTHER NONCURRENT LIABILITIES
     Environmental reserves                                $  15.2     $  14.7
     UMWA obligations                                         10.0        10.4
     Deferred gain on sale of discontinued operations         15.0        15.0
     Other                                                     8.6         9.7
                                                           -------     -------
        Total other noncurrent liabilities                 $  48.8     $  49.8
                                                           -------     -------
                                                           -------     -------

Accounts receivable is stated net of allowance for doubtful accounts of $1.5 million and $1.9 million at December 31, 1995 and 1994, respectively. Approximately $97.6 million and $78.8 million of total inventories before LIFO valuation reserves were accounted for on the LIFO basis at December 31, 1995 and 1994, respectively. Non-LIFO inventories are stated at the lower of average cost or market. The total inventories before LIFO valuation reserves approximate replacement cost of the inventories. During 1994, a reduction in inventory resulted in the depletion of previous LIFO inventory layers. The financial effect of this reduction was not significant to net results.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - NOTE D

                                                 ($ IN MILLIONS)
                              ----------------------------------------------------------------------
                                                              MINIMUM
                              SERIES A                        PENSION
                              PREFERRED   COMMON   CAPITAL   LIABILITY    RETAINED    TREASURY
                                STOCK     STOCK    SURPLUS   ADJUSTMENT   (DEFICIT)     STOCK     TOTAL
                              ---------   ------   -------   ----------   ---------   ---------   -----
Balance, December 31, 1992      49.6      20.4      158.5         -         (70.7)      (0.9)     156.9
Net loss                         -         -          -           -          (7.2)       -         (7.2)
Employee benefit plan
 stock issuance                  -         -          0.3         -           -          -          0.3
Pension liability adjustment     -.        -.         -.         (6.6)        -.         -.        (6.6)
                               -----      ----      -----        ----       -----       ----      -----
Balance, December 31, 1993      49.6      20.4      158.8        (6.6)      (77.9)      (0.9)     143.4
Employee benefit plan
 stock issuance                  -         -          0.1         -           -          -          0.1
Pension liability adjustment     -         -          -           3.1         -          -          3.1
Redemption of preferred stock  (49.6)      -          -           -          (2.1)       -        (51.7)
Net earnings                     -.        -.         -.          -.          1.2        -.         1.2
                               -----      ----      -----        ----       -----       ----      -----
Balance, December 31, 1994       -        20.4      158.9        (3.5)      (78.8)      (0.9)      96.1
Employee benefit plan
 stock issuance                  -         0.1        0.6         -           -          -          0.7
Pension liability adjustment     -         -          -          (4.2)        -          -         (4.2)
Net earnings                     -.        -.         -.          -.          9.6        -.         9.6
                               -----      ----      -----        ----       -----       ----      -----
Balance, December 31, 1995       -.       20.5      159.5        (7.7)      (69.2)      (0.9)     102.2
                               -----      ----      -----        ----       -----       ----      -----
                               -----      ----      -----        ----       -----       ----      -----


PREFERRED STOCK. In 1988, LST sold one million shares of Series A nonvoting convertible cumulative preferred stock, $1.00 par value (Series A Preferred stock) for $49.6 million. Dividends were not declared, accrued, or paid, and at January 1, 1994, the cumulative dividends in arrears approximated $18.8 million. In February 1994, LST redeemed the Series A Preferred stock and extinguished all dividend obligations related to it for $51.7 million. Earnings per share in 1994 were adjusted downward by $0.10 to reflect the $2.1 million difference between the amount paid and the carrying amount. Ten million shares remain authorized and unissued.

CHANGE IN COMMON SHARES OUTSTANDING:

                                                 TREASURY
                                    ISSUED         STOCK      OUTSTANDING
                                  ----------     --------     -----------
Balance, December 31, 1993        20,436,436     (48,616)     20,387,820
      Employee benefit plans          24,250         -            24,250
                                  ----------     -------      ----------
Balance, December 31, 1994        20,460,686     (48,616)     20,412,070
      Employee benefit plans          96,130         -            96,130
                                  ----------     -------      ----------
Balance, December 31, 1995        20,556,816     (48,616)     20,508,200
                                  ----------     -------      ----------
                                  ----------     -------      ----------

DEBT - NOTE E

                                                  AT DECEMBER 31,
                                                  ($ IN MILLIONS)
                                               1995              1994
                                         ---------------   ---------------
                                         CARRYING  FAIR    CARRYING  FAIR
                                          AMOUNT   VALUE    AMOUNT   VALUE
                                         --------  -----   --------  -----
LST convertible subordinated debentures   $50.0    $42.5    $50.0    $40.0
Steel revolving credit                     45.1     45.1     39.0     39.0
Steel 48-month installment note             1.6      1.6      2.8      2.8
                                          -----    -----    -----    -----
   Total debt                              96.7     89.2     91.8     81.8
     less current installments             (1.3)    (1.3)    (1.2)    (1.2)
                                          -----    -----    -----    -----
   Total long-term debt                   $95.4    $87.9    $90.6    $80.6
                                          -----    -----    -----    -----
                                          -----    -----    -----    -----

The $50 million, 8% convertible subordinated debentures are due in 2002 and may be converted at any time into shares of LST common stock. The conversion price, initially set at $24.25 per share, is subject to antidilution provisions. Fair value of the debentures is estimated based upon quotation from brokers.

Steel has a revolving credit agreement under which it can borrow the lesser of $70.0 million or an amount based upon eligible accounts receivable and inventories that secure the borrowings. The credit line will increase by $2.5 million in March of each of the next three years. At December 31, 1995, borrowings totaled $45.1 million on an available borrowing base of $69.6 million. The interest rate on borrowings was prime plus 0.75% which, at year-end, was 9.5%. Steel also pays a fee of 0.5% on the unused portion of the credit facility. The agreement, which extends to March 1999, contains various restrictive covenants, including requirements to maintain minimum net worth levels and meet certain financial ratios. Steel's ability to pay cash dividends is, with limited exceptions, prohibited by the agreement and at December 31, 1995, LST's equity in the net assets of Steel was $63.1 million. The agreement also restricts Steel's ability to incur additional indebtedness.

In March 1993, Steel also separately borrowed $4.6 million at 8.08% to be repaid in equal monthly installments through March 1997.

Steel believes that funds generated by operations, its borrowing capacity under the revolving credit agreement, and temporary advances from its shareholders or other sources will provide the liquidity necessary to fund operations and certain capital expenditures in the short term.

At December 31, 1995, debt maturities are as follows: 1996, $1.3 million; 1997, $0.3 million; 1998, none; 1999, $45.1 million; and thereafter, $50.0 million.

Cash paid for interest during 1995, 1994, and 1993 was $4.9 million, $4.1 million, and $2.9 million, respectively, by Steel; and $4.0 million in each of the last three years by LST. Interest of $0.3 million was capitalized into property, plant, and equipment during 1995.


NET EARNINGS PER SHARE - NOTE F

The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents. The numbers of shares used in 1995, 1994, and 1993 were approximately 20.6 million,
20.4 million, and 20.4 million. For all three years, the effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant. Earnings per share in 1994 were adjusted downward by $0.10 to reflect the redemption of Series A Preferred stock, described in Note D.

INCOME TAXES - NOTE G

There was not a current or deferred income tax expense or benefit for 1995, 1994, or 1993. A reconciliation of computed income taxes to actual income taxes follows:

                                                           ($ IN MILLIONS)
                                                        1995     1994    1993
                                                        -----   -----   ------
Earnings (loss) from continuing operations
 before income tax                                      $ 9.6   $(3.8)  $(14.1)
Statutory federal income tax rate                        35.%    35.%     35.%
                                                        -----   -----   ------
                                                        -----   -----   ------
Income tax expense (benefit) at statutory rate            3.4    (1.3)    (4.9)
Minority interest                                        (0.5)   (0.3)    (0.8)
Net operating loss, benefit not recognized (recognized)  (2.9)    1.6      5.7
                                                        -----   -----   ------
  Income taxes                                          $ 0.0   $ 0.0   $  0.0
                                                        -----   -----   ------
                                                        -----   -----   ------

The following table discloses the components of the deferred tax amounts at December 31, 1995 and 1994:

                                                        ($ IN MILLIONS)
                                                        1995       1994
                                                       ------     ------
DEFERRED TAX ASSETS - temporary differences
    Postretirement benefit accruals                    $ 14.9     $ 12.9
    Environmental reserves                                5.5        5.7
    UMWA liability                                        3.6        3.7
    Deferred gains                                        4.9        4.9
    Other expense accruals and reserves                   6.5        7.1
    Inventories                                           6.1        7.4
    Other                                                 0.5        0.6
                                                       ------     ------
  Total deferred tax assets - temporary differences      42.0       42.3
  Net operating loss carryforwards                       92.3       92.3
                                                       ------     ------
      Total deferred tax assets                         134.3      134.6
DEFERRED TAX LIABILITY - temporary difference
 for basis in and depreciation of property,
 plant, and equipment                                   (35.7)     (35.4)
                                                       ------     ------
Net deferred tax assets                                  98.6       99.2
Less valuation allowance                                (98.6)     (99.2)
                                                       ------     ------
NET DEFERRED TAX AMOUNT                                $  0.0     $  0.0
                                                       ------     ------
                                                       ------     ------

At December 31, 1995, LST had federal tax net operating loss carryforwards (NOL's) of approximately $272 million, a portion of which is related to AFB and
subject to regulatory audit by the Federal Deposit Insurance Corporation.   If
not utilized, the NOL's will expire between years 2000 and 2009, and their future availability may be limited if LST or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. LST's common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined, which would limit availability of the NOL's.


EXTRAORDINARY ITEM - NOTE H

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT OF 1992

In October 1993, Steel was notified by the United Mine Workers of America Combined Benefit Fund that, under the Coal Industry Retiree Health Benefit Act of 1992, Steel is required to pay premiums in connection with medical and death benefits for certain of its former employees who worked in Steel's now-discontinued coal mining operations. An extraordinary charge of $9.6 million, net of minority interest, was recognized in 1993 for the total estimated future payments related to the Act. Payments are assessed annually and will be made over an extended period for as long as there may be eligible beneficiaries. Steel is making these payments under protest and has filed suit in Federal District Court.

EMPLOYEE BENEFIT PLANS - NOTE I

CAPITAL ACCUMULATION PLAN. LST and Steel have defined contribution plans available to substantially all full-time employees. Participants may make voluntary pretax contributions to the plans, and LST and Steel make matching contributions within specified limits. Matching contributions totaled $0.7 million in each of the last three years.

STOCK OPTION PLAN. LST has a long-term incentive plan which provides for the issuance of up to 2,700,000 shares of common stock to key employees and outside directors through the granting of incentive (the right to grant further incentive options expired in 1995) and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants. The option price is not less than the market price on the date of the grant.
Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the one-year anniversary of the grant date and an additional one-fourth becoming exercisable on the same anniversary date over the
next three years.   If a change of control of LST occurs before an option's
fourth anniversary, the option may be exercised in full earlier. Following is a summary of stock option activity during 1995 and 1994:

                                     SHARES UNDER OPTION    PRICE RANGE ($)
                                     -------------------    ---------------
     OUTSTANDING, DECEMBER 31, 1993        865,917            2.59 -17.38
        Granted in 1994                        -               -      -
        Exercised in 1994                  (24,250)           3.06 - 6.81
        Canceled in 1994                   (17,020)           3.06 -16.13
                                           -------            -----------
     OUTSTANDING, DECEMBER 31, 1994        824,647            2.59 -17.38
        Granted in 1995                    232,500            6.88 - 8.13
        Exercised in 1995                  (96,130)           3.06 - 8.50
        Canceled in 1995                   (68,161)           5.88 -16.13
                                           -------            -----------
     OUTSTANDING, DECEMBER 31, 1995        892,856            2.59 -17.38
                                           -------            -----------
                                           -------            -----------

At December 31, 1995, 1,323,439 shares were available for grant and 503,606 shares were exercisable.

POSTRETIREMENT HEALTH CARE PLAN. Steel sponsors an unfunded, defined benefit, postretirement health care plan ("Health Care Plan") for most of its bargaining unit employees and a limited number of nonbargaining unit retirees eligible under special early retirement programs. Health Care Plan benefits are provided to eligible retirees until they reach the age of 65, at which time coverage terminates. Steel accrues for the anticipated cost of retirees' health care benefits in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). Net retiree health care benefits expense for 1995, 1994, and 1993 included the following components:

                                                      ($ IN MILLIONS)
                                                  1995      1994     1993
                                                  ----      ----     ----
Service cost - health care benefits earned        $0.4      $0.5     $0.4
Interest cost on unfunded accumulated
 benefit obligation                                0.9       0.8      0.8
                                                  ----      ----     ----
  Total retiree health care benefits expense      $1.3      $1.3     $1.2
                                                  ----      ----     ----
                                                  ----      ----     ----

The annual rate of the increase in per capita cost of covered health care benefits was assumed to gradually decrease from 9% to an ultimate trend rate of 6% by the year 2004. An increase of 1% per year in the assumed medical cost trend rate would have resulted in an additional obligation of $1.1 million for accumulated benefits at December 31, 1995, and an additional $0.2 million in health care benefits expense in 1995. Weighted average discount rates of 7.5% at December 31, 1995, and 8.5% at December 31, 1994, were used to determine the accumulated obligation.

The following table sets forth the Health Care Plan's unfunded status and the amounts recognized in the consolidated balance sheets at December 31, 1995 and 1994:

                                                                            ($ IN MILLIONS)
                                                                              1995    1994
                                                                             -----   -----
Accumulated benefit obligation
            Retirees                                                         $ 1.1   $ 1.8
            Active plan participants - fully eligible                          0.2     0.3
            Active plan participants - not fully eligible                      8.4     8.3
                                                                             -----   -----
Unfunded accumulated benefit obligation                                        9.7    10.4
Unrecognized net gain                                                          2.2     0.8
                                                                             -----   -----
            Net benefit obligation recognized in consolidated balance sheet   11.9    11.2
Amount included in accrued liabilities                                        (0.8)   (0.8)
                                                                             -----   -----
            Amount included in postretirement benefit obligation             $11.1   $10.4
                                                                             -----   -----
                                                                             -----   -----

PENSION PLANS. Steel has defined benefit pension plans covering its bargaining unit employees. Retirement benefits are based on years of service at progressively increasing flat-rate amounts. A special lump-sum payment equal to 13 weeks of vacation pay is made upon retirement. Steel's policy is to fund the minimum contribution each year as required by applicable regulations. November 30th was the measurement date for determining the plans' assets and obligations for 1995 and 1994. At December 31, 1995 and 1994, the plans' funded status and amounts recognized in the consolidated balance sheets were as follows:

                                                               ($ IN MILLIONS)
                                                                1995     1994
                                                               ------   ------
Actuarial present value of benefit obligations:
            Vested benefit obligation                          $ 74.6   $ 64.5
                                                               ------   ------
                                                               ------   ------
            Accumulated benefit obligation                     $ 77.0   $ 68.1
                                                               ------   ------
                                                               ------   ------
Projected benefit obligation                                   $ 77.7   $ 68.8
Plans' assets at fair value                                     (39.8)   (35.1)
                                                               ------   ------
  Projected benefit obligation in excess of plans' assets        37.9     33.7
Unrecognized net gain (loss)                                    (10.4     (5.3)
Unrecognized net obligation at January 1, 1986                   (5.1)    (6.1)
Adjustment required to recognize minimum liability               14.6     10.7
                                                               ------   ------
  Pension liability recognized in consolidated balance sheet     37.0     33.0
Amount recorded in accrued liabilities                           (2.0)    (1.4)
                                                               ------   ------
  Amount included in postretirement benefit obligation         $ 35.0   $ 31.6
                                                               ------   ------
                                                               ------   ------

In determining the projected benefit obligation, the weighted average discount rate was assumed to be 7.5% at December 31, 1995, and 8.5% at December 31, 1994. The expected long-term rate of return on assets was assumed to be 9% and the annual rate of increase in compensation was assumed to be 5% for both years. In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Steel has recorded an adjustment, as shown in the above table, to recognize a minimum pension liability. Offsetting this liability at December 31, 1995, was a noncurrent intangible asset of $5.3 million and a reduction of shareholders' equity of $7.7 million net of minority interest, with no recorded tax benefit assumed. The December 31, 1994, adjustment resulted in an offsetting $6.3 million intangible asset and a $3.5 million net equity reduction. The plans' assets consist primarily of short-term money market investments, government and corporate obligations, real estate, and public market equity securities.

Net pension expense in 1995, 1994, and 1993 was as follows:

                                                        ($ IN MILLIONS)
                                                   1995       1994       1993
                                                  -----      -----      -----
Service cost - benefits earned                    $ 0.7      $ 0.9      $ 0.7
Interest cost on projected benefit obligation       5.7        5.5        5.6
Return on plan assets                              (6.8)       0.9       (3.9)
Gain (loss) deferred                                4.0       (4.1)       0.7
Amortization of initial unrecognized obligation     1.0        1.0        1.0
                                                  -----      -----      -----
  Total pension expense                           $ 4.6      $ 4.2      $ 4.1
                                                  -----      -----      -----
                                                  -----      -----      -----

PROFIT SHARING PLAN. Steel has a profit sharing plan for substantially all employees which provides for payment of a specified percentage of Steel's quarterly operating earnings. Steel's payments to employees were as follows:
1995, $0.6 million; 1994, $0.1 million; and 1993, none.


COMMITMENTS AND CONTINGENCIES - NOTE J

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

Steel leases equipment under various operating leases. Rental expense totaled $3.5 million, $3.3 million, and $3.0 million in 1995, 1994, and 1993, respectively. Future minimum lease payments under noncancellable operating leases are as follows: 1996, $1.3 million; 1997, $1.0 million; 1998, $0.6 million; and 1999, $0.3 million.

LST and its subsidiaries are parties to a number of lawsuits and controversies which are not discussed herein. Management of LST and its operating companies, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter will have a material adverse effect on the results of operations or financial condition of LST and its subsidiaries, taken as a whole.


SALE OF AFB - NOTE K

In November 1993, LST sold the stock of AFB, one of its operating subsidiaries, to Guaranty Federal Bank, F.S.B. (GFB). The accompanying consolidated financial statements have been restated to reflect AFB as a discontinued operation. The sale price was $155.7 million; of that, LST received $135.7 million in cash on the sale date and $5 million in November 1994 and $15 million remains in escrow to pay for claims that may be made by GFB pursuant to the sale agreement. As these funds are released to LST, they are recognized as income in the periods received. To date, LST has not paid any claims, but approximately $6 million in claims are pending.

Prior to the sale, AFB earned $21.2 million in 1993. As a result of recognizing only the $135.7 million received at the time of the sale, LST experienced a loss of $4.7 million on the disposition that reduced the reported 1993 earnings from discontinued operations to $16.5 million.

QUARTERLY FINANCIAL SUMMARY - NOTE L


                                                 ($ IN MILLIONS, EXCEPT SHARE AMOUNTS;
                                                       QUARTERLY AMOUNTS UNAUDITED):
                                                           QUARTER
                                             ---------------------------------
                                             FIRST    SECOND   THIRD    FOURTH   TOTAL YEAR
                                             -----    ------   ------   ------   ----------
1995
Net revenues                                 $97.0    $101.0   $111.8   $116.0     $425.8
Gross earnings                                 6.0       6.9      6.3      7.0       26.2
Net earnings                                 $ 1.5    $  2.2   $  3.6   $  2.3     $  9.6

PER COMMON SHARE:
 Net earnings available to common
  shareholders                                 0.07      0.11     0.17     0.11       0.46

1994
Net revenues                                 $81.1     $84.8   $ 89.2   $101.9     $357.0
Gross earnings                                 1.6       2.0      1.3      7.9       12.8
Earnings (loss) from continuing operations    (2.6)     (2.6)    (1.3)     2.7       (3.8)
Gain on sale of discontinued operations        0.0       0.0      0.0      5.0        5.0
Net earnings (loss)                          $(2.6)    $(2.6)  $ (1.3)  $  7.7     $  1.2

PER COMMON SHARE:
 Earnings (loss) from continuing operations   (0.13)    (0.13)   (0.06)    0.13      (0.19)
 Gain on sale of discontinued operations       0.0       0.0      0.0      0.25       0.25
 Adjustment for redemption of Series A
  Preferred stock                             (0.10)     0.0      0.0      0.0       (0.10)
 Net earnings (loss) available to common
  shareholders                                (0.23)    (0.13)   (0.06)    0.38      (0.04)


RELATED-PARTY TRANSACTIONS - NOTE M

LST and minority shareholders of Steel have agreed to fund up to $28 million for a capital expenditure program at Steel's East Texas facilities. Steel issues 6% cumulative convertible preferred stock to its participating shareholders as funds are advanced. Included in the program is a significant expansion of Steel's capacity to manufacture specialty tubing products. The balance of the expenditures is being used to upgrade Steel's capability to manufacture tubular products for use in the energy sector and to make general improvements throughout the mill. The two-year program began in early 1995.

The Steel preferred stock issued to LST and the other participating shareholders has a designated value equal to the amount of the funds advanced, pays quarterly dividends at the rate of 6% per year on that value, and requires mandatory redemption by Steel, unless earlier redeemed or converted, on January 3, 2002, in cash, at the designated value plus any unpaid dividends. Prior to redemption of the stock, dividends may be paid in cash, although currently prohibited by the terms of the revolving credit agreement, or in additional preferred shares. Steel has issued additional preferred shares as stock dividends on a quarterly basis during 1995.

LST periodically purchases steel slabs which are consigned to Steel to be used in its production process. Steel pays LST as the slabs are used or within 90 days, whichever occurs first. This program's structure is consistent with those previously established with third parties. LST's slab purchases amounted to approximately $73.1 million in 1995 and $38 million in 1994. Intercompany transactions related to this program are eliminated in consolidation.

                  LONE STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)

                                                              ($ IN MILLIONS, EXCEPT SHARE DATA)
                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995          1994         1993
                                                               ------        -------      -------
CONDENSED STATEMENTS OF CASH FLOWS
Net earnings (loss)                                            $  9.6        $   1.2      $  (7.2)
Undistributed equity in Steel's losses (earnings)                (6.6)           3.9         19.1
Other                                                            (3.4)         (16.2)       (19.0)
                                                               ------        -------      -------
     Net cash used by operating activities                       (0.4)         (11.1)        (7.1)
     Net cash provided (used) by investing activities            (2.0)         (36.0)       135.7
     Net cash provided (used) by financing activities             0.7          (51.6)         0.3
                                                               ------        -------      -------
Net increase (decrease) in cash and cash equivalents             (1.7)         (98.7)       128.9
Beginning cash and cash equivalents                              41.7          140.4         11.5
                                                               ------        -------      -------
Ending cash  and cash equivalents                              $ 40.0        $  41.7      $ 140.4
                                                               ------        -------      -------
                                                               ------        -------      -------

                                                                    YEARS ENDED DECEMBER 31,
CONDENSED STATEMENTS OF EARNINGS                                1995          1994         1993
                                                               ------        -------      -------
General and administrative expenses                            $ (1.8)       $  (2.3)     $  (3.0)
Steel cost sharing                                                1.5            1.5          1.5
Equity in Steel's earnings (losses)                               6.6           (3.9)       (19.1)
Interest income                                                   5.8            4.3          0.9
Interest expense                                                 (4.0)          (4.0)        (4.0)
Other income from Steel                                           1.5            0.6           -
Earnings from and gain on sale of discontinued operations          -             5.0         16.5
                                                               ------        -------      -------
     Net earnings (loss)                                       $  9.6        $   1.2      $  (7.2)
                                                               ------        -------      -------
                                                               ------        -------      -------
Cash dividends received from Steel                             $  0.0        $   0.0      $   0.0
                                                               ------        -------      -------
                                                               ------        -------      -------

                                                               AS OF DECEMBER 31, 1995
CONDENSED BALANCE SHEETS                                       1995            1994
                                                               ------        -------
Current assets:
   Cash and cash equivalents                                   $  40.0       $  41.7
   Short-term investments                                         32.6          41.0
   Due from Steel                                                 10.1           6.6
   Inventories                                                     5.1           6.0
   Other current assets                                            0.2           0.3
                                                               -------       -------
Total current assets                                              88.0          95.6
Investment in Steel                                               72.1          57.1
Other noncurrent assets                                           13.8          15.9
                                                               -------       -------
   Total assets                                                $ 173.9       $ 168.6
                                                               -------       -------
                                                               -------       -------
Current liabilities                                            $   1.8       $   1.9
Long-term debt                                                    50.0          50.0
Other noncurrent liabilities                                      19.9          20.6
                                                               -------       -------
   Total liabilities                                              71.7          72.5
                                                               -------       -------

Shareholders' equity:
   Series A Preferred stock (authorized: 10,000,000 shares,
   issued: none)                                                   0.0           0.0
   Common stock, $1 par value (authorized:  40,000,000 shares,
    issued:  20,556,816 and 20,460,686, respectively)             20.5          20.4
   Capital surplus                                               159.5         158.9
   Minority pension liability adjustment                          (7.7)         (3.5)
   Retained deficit                                              (69.2)        (78.8)
   Treasury stock (48,616 common shares, at cost)                 (0.9)         (0.9)
                                                               -------       -------
     Total shareholders' equity                                  102.2          96.1
                                                               -------       -------
       Total liabilities and shareholders' equity              $ 173.9       $ 168.6
                                                               -------       -------
                                                               -------       -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in LST's proxy statement for the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is contained in LST's proxy statement for the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock and to directors and executive officers is contained in LST's proxy statement for the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in LST's proxy statement for the 1996 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements - The following Consolidated Financial Statements are filed as part of this report:
          -  Report of Independent Public Accountants
          -  Consolidated Statements of Cash Flows -
              for the years ended December 31, 1995, 1994, and 1993
          -  Consolidated Statements of Earnings -
              for the years ended December 31, 1995, 1994, and 1993
          -  Consolidated Balance Sheets at December 31, 1995 and 1994
          -  Notes to Consolidated Financial Statements

   2.     Schedule I  - Condensed Financial Information of Registrant

Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.

   3.        Index to Exhibits

DESCRIPTION

3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581); Certificate of Amendment to Certificate of Incorporation dated September 30, 1986 (incorporated by reference to Exhibit 3(b) of Form 10-K of LST as filed on April 7, 1989).
3.2 Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, LST, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581).
3.3 By-Laws as adopted March 6, 1986, as amended effective September 30, 1986 (incorporated by reference to Exhibit 3(d) of Form 10-K of LST as filed on April 7, 1989).
4.1 Statement of Resolution establishing Cumulative Preferred Stock, Series A (par value $1 per share), dated September 9, 1988 (incorporated by reference to Exhibit 3(c) of Form 10-K of LST as filed on April 7, 1989).
4.2 LST Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002 (Eurobonds), dated August 26, 1987 (incorporated by reference to
              Exhibit 4(c) of Form 10-K of LST as filed on April 7, 1989).
10.1 Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of LST as filed on October 22,
              1993).
10.2 LST Corporate Improvement Incentive Program adopted October 9, 1990 (incorporated by reference to Exhibit 10(s) to Form 10-K as filed on March 15, 1991).
10.3 Contingent Severance Policy agreement dated October 23, 1989, between LST and Rhys J. Best, Vice President and Treasurer (incorporated by reference to Exhibit 10.3 to Form 10-K as filed on February 27, 1995).
10.4 Contingent Severance Policy agreement dated October 23, 1989, between LST and Judith A. Murrell, Vice President - Corporate Relations (incorporated by reference to Exhibit 10(k) to Form 10-K as filed on April 2, 1990).
10.5 Employment and Contingent Severance Policy agreements dated November 20, 1989, between LST and James T. Dougherty, Vice President and General Counsel (incorporated by reference to Exhibit 10(l) to Form 10-K as filed on April 2, 1990).
10.6          Employment Agreement dated June 2, 1989, between LST and John P.
              Harbin, Chairman of the Board, President, and Chief Executive Officer (incorporated by reference to Exhibit 10(m) to Form 10-K as filed on April 2, 1990).
10.7          Steel Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 10(m) of Amendment No. 1 to Form S-1 Registration Statement of Steel as filed on April 15, 1985, File No. 2-95858).
10.8 Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993); Amendment agreement dated February 14, 1994 (related to Financing Agreement dated March 2, 1993).
10.9 Amendment Agreement dated February 14, 1994 (related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993).
10.10 Amendment Agreement dated September 25, 1995 (related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel, incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993).
10.11 Loan and Security Agreement dated March 22, 1993, between Steel and the CIT Group Equipment Financing, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-K as filed on February 27,
              1995).
10.12 Agreement dated November 2, 1994, among Steel, LST, and certain minority holders of Steel regarding participation in the First Capital Project by acquiring convertible preferred stock of Steel (incorporated by reference to Exhibit 10.11 to Form 10-K as filed on February 27, 1995).
10.13 Stockholders and Registration Rights Agreement among Steel, LST, and Minority Shareholders of Steel, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992).
10.14 Cost Sharing Agreement between Steel and LST, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992); Amendment to the Cost Sharing Agreement dated May 16, 1991, between LST and Steel dated March 2, 1993 (incorporated by reference to Exhibit 10(ai) to Form 10-K as filed on March 15,
              1993).

10.15         Tax Allocation and Indemnification Agreement dated May 16, 1991, between Steel and LST (incorporated by reference to Exhibit 10(r)
              to Form 10-K filed on March 5, 1992); Amendment to Tax Allocation and Indemnification Agreement dated May 16, 1991, among LST,
              Steel, and Steel subsidiaries dated March 2, 1993 (incorporated by reference to Exhibit 10(ah) to Form 10-K as filed on March 15,
              1993).
10.16         Asset Purchase Agreement by and among Zink and Affiliates, the
              Sellers, and Koch Engineering Company, Inc., Buyer, dated
              September 18, 1989 (incorporated by reference to Exhibit 7(c) of
              Form 8-K as filed on October 19, 1989).
10.17         Stock Purchase Agreement, Assistance Agreement, Capital
              Maintenance Agreement, and Subordination Agreement regarding the acquisition by LST of AFB dated August 18, 1988 (incorporated by reference to Form 8 (Amendment No. 3 to Form 8-K) dated January
              11, 1989); Amendment No. 1 to the Assistance Agreement of August
              18, 1988, dated August 31, 1990 (incorporated by reference to
              Exhibit 10(q) to Form 10-K as filed on March 15, 1991);
              Settlement Agreement and Second Amendment to Assistance Agreement
              dated September 30, 1992, among the FDIC, as Manager, the RTC,
              AFB, and LSST (incorporated by reference to Exhibit 10(ab) to
              Form 10-K as filed on March 15, 1993).
10.18         Agreement and Plan of Merger dated March 25, 1992, as amended by
              First Amendment to Agreement and Plan of Merger dated April 15,
              1992, between AFB and Americity (incorporated by reference to
              Form 8-K dated July 14, 1992).
10.19         Holdback Escrow Agreement dated July 1, 1992, among Americity,
              AFB, Bank One, Texas, as Agent, and James C. Jarocki, as
              Shareholder Representative (incorporated by reference to Exhibit
              10(x) to Form 10-K as filed on March 15, 1993).
10.20         Letter Agreement dated July 1, 1992, among AFB, Americity, and the FDIC, as Manager (regarding assignment and assumption of the
              Termination Agreement and Tax Benefits Cancellation Agreement)
              (incorporated by reference to Exhibit 10(y) to Form 10-K as filed on March 15, 1993); Termination Agreement dated December 18,
              1991, among Americity, the FDIC, as Manager, and the RTC
              (terminating Assistance Agreement of November 18, 1988, between
              Americity and the FSLIC) (incorporated by reference to Exhibit
              10(z) to Form 10-K as filed on March 15, 1993);  Tax Benefits
              Cancellation Agreement dated December 18, 1991, among Americity, the FDIC, as Manager, and the RTC (incorporated by reference to
              Exhibit 10(aa) to Form 10-K as filed on March 15, 1993).
10.21         Stock Purchase Agreement and Agreement and Plan of Reorganization
              by and among Guaranty Federal Bank, F.S.B., Guaranty Holdings,
              Inc. I, LST, and LSST Financial Services Corporation, dated
              February 16, 1993, First Amendment to Stock Purchase Agreement
              and Agreement and Plan of Reorganization, dated April 2, 1993,
              Second Amendment to Stock Purchase Agreement and Agreement and
              Plan of Reorganization, dated August 31, 1993, and Third
              Amendment to Stock Purchase Agreement and Agreement and Plan of
              Reorganization, dated September 30, 1993 (incorporated by
              reference to Exhibit B of Proxy Statement of LST as filed October
              22, 1993).
10.22         Holdback Escrow Agreement to Stock Purchase Agreement and
              Agreement and Plan of Reorganization, dated November 12, 1993
              (incorporated by reference to Exhibit C of Proxy Statement of LST as filed October 22, 1993).
10.23         Agreement dated October 31, 1995, among Steel, LST and the minority shareholders of Steel regarding participation in capital projects not to exceed $5,000,000 by acquiring convertible preferred stock of Steel.
10.24         Agreement dated December 18, 1995, between Steel and Praxair,
              Inc. with respect to construction and operation of an oxygen plant by Praxair at Steel's Lone Star, Texas, facilities and purchase of oxygen produced at the same oxygen plant by Steel from Praxair.
10.25         Contract for the sale of approximately 9,432 acres of land in
              East Texas from Steel and Texas and Northern Railway Company to
              Prudential Timber Investments, Inc. dated April 27, 1995,
              amendment to the same aforementioned April 27, 1995, contract for sale dated August 31, 1995, and assignment and assumption of aforementioned contract and amendment by Prudential Timber
              Investments, Inc. and Prutimber Fund Two Limited Partnership
              dated August 31, 1995.
21            List of Subsidiaries.

24            Powers of Attorney.

(b)          Reports on Form 8-K:



                DATE OF REPORT         DATE FILED         DESCRIPTION

                None.

ITEM 15.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LONE STAR TECHNOLOGIES, INC.



Date: March 21, 1996                   By:  /s/ Charles J. Keszler
                                          ------------------------------------
                                                          (Charles J. Keszler)
                                                      Vice President - Finance



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

SIGNATURE                             TITLE                             DATE
---------                             -----                             ----

/s/ John P. Harbin,
-----------------------------    Chairman, Director, and        March 21, 1996
 (John P. Harbin)                Chief Executive Officer


 /s/ Charles L. Blackburn*,
-----------------------------    Director                       March 21, 1996
 (Charles L. Blackburn)

 /s/ Dean P. Guerin*,
-----------------------------    Director                       March 21, 1996
 (Dean P. Guerin)

 /s/ Frederick B. Hegi, Jr.*,
-----------------------------    Director                       March 21, 1996
 (Frederick B. Hegi, Jr.)

 /s/ William C. McCord*,         Director                       March 21, 1996
-----------------------------
 (William C. McCord)

 /s/ James E. McCormick*,        Director                       March 21, 1996
-----------------------------
 (James E. McCormick)

 /s/ Thomas M. Mercer, Jr.*,     Director                       March 21, 1996
-----------------------------
 (Thomas M. Mercer, Jr.)

*By: /s/ Charles J. Keszler
--------------------------------------
(Charles J. Keszler, Attorney-in-Fact)

                             INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION

3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581); Certificate of Amendment to Certificate of Incorporation dated September 30, 1986 (incorporated by reference to Exhibit 3(b) of Form 10-K of LST as filed on April 7, 1989).
3.2 Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, LST, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581).
3.3 By-Laws as adopted March 6, 1986, as amended effective September 30, 1986 (incorporated by reference to Exhibit 3(d) of Form 10-K of LST as filed on April 7, 1989).
4.1 Statement of Resolution establishing Cumulative Preferred Stock, Series A (par value $1 per share), dated September 9, 1988 (incorporated by reference to Exhibit 3(c) of Form 10-K of LST as filed on April 7, 1989).
4.2 LST Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002 (Eurobonds), dated August 26, 1987 (incorporated by reference to
              Exhibit 4(c) of Form 10-K of LST as filed on April 7, 1989).
10.1 Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of LST as filed on October 22,
              1993).
10.2 LST Corporate Improvement Incentive Program adopted October 9, 1990 (incorporated by reference to Exhibit 10(s) to Form 10-K as filed on March 15, 1991).
10.3 Contingent Severance Policy agreement dated October 23, 1989, between LST and Rhys J. Best, Vice President and Treasurer (incorporated by reference to Exhibit 10.3 to Form 10-K as filed on February 27, 1995).
10.4 Contingent Severance Policy agreement dated October 23, 1989, between LST and Judith A. Murrell, Vice President - Corporate Relations (incorporated by reference to Exhibit 10(k) to Form 10-K as filed on April 2, 1990).
10.5 Employment and Contingent Severance Policy agreements dated November 20, 1989, between LST and James T. Dougherty, Vice President and General Counsel (incorporated by reference to Exhibit 10(l) to Form 10-K as filed on April 2, 1990).
10.6          Employment Agreement dated June 2, 1989, between LST and John P.
              Harbin, Chairman of the Board, President, and Chief Executive Officer (incorporated by reference to Exhibit 10(m) to Form 10-K as filed on April 2, 1990).
10.7          Steel Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 10(m) of Amendment No. 1 to Form S-1 Registration Statement of Steel as filed on April 15, 1985, File No. 2-95858).
10.8 Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993); Amendment agreement dated February 14, 1994 (related to Financing Agreement dated March 2, 1993).
10.9 Amendment Agreement dated February 14, 1994 (related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993).
10.10 Amendment Agreement dated September 25, 1995 (related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel, incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993).
10.11 Loan and Security Agreement dated March 22, 1993, between Steel and the CIT Group Equipment Financing, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-K as filed on February 27,
              1995).
10.12 Agreement dated November 2, 1994, among Steel, LST, and certain minority holders of Steel regarding participation in the First Capital Project by acquiring convertible preferred stock of Steel (incorporated by reference to Exhibit 10.11 to Form 10-K as filed on February 27, 1995).
10.13 Stockholders and Registration Rights Agreement among Steel, LST, and Minority Shareholders of Steel, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992).
10.14 Cost Sharing Agreement between Steel and LST, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992); Amendment to the Cost Sharing Agreement dated May 16, 1991, between LST and Steel dated March 2, 1993 (incorporated by reference to Exhibit 10(ai) to Form 10-K as filed on March 15,
              1993).

EXHIBIT NO.                     DESCRIPTION

10.15         Tax Allocation and Indemnification Agreement dated May 16, 1991, between Steel and LST (incorporated by reference to Exhibit 10(r)
              to Form 10-K filed on March 5, 1992); Amendment to Tax Allocation and Indemnification Agreement dated May 16, 1991, among LST,
              Steel, and Steel subsidiaries dated March 2, 1993 (incorporated by reference to Exhibit 10(ah) to Form 10-K as filed on March 15,
              1993).
10.16         Asset Purchase Agreement by and among Zink and Affiliates, the
              Sellers, and Koch Engineering Company, Inc., Buyer, dated
              September 18, 1989 (incorporated by reference to Exhibit 7(c) of
              Form 8-K as filed on October 19, 1989).
10.17         Stock Purchase Agreement, Assistance Agreement, Capital
              Maintenance Agreement, and Subordination Agreement regarding the acquisition by LST of AFB dated August 18, 1988 (incorporated by reference to Form 8 (Amendment No. 3 to Form 8-K) dated January
              11, 1989); Amendment No. 1 to the Assistance Agreement of August
              18, 1988, dated August 31, 1990 (incorporated by reference to
              Exhibit 10(q) to Form 10-K as filed on March 15, 1991);
              Settlement Agreement and Second Amendment to Assistance Agreement
              dated September 30, 1992, among the FDIC, as Manager, the RTC,
              AFB, and LSST (incorporated by reference to Exhibit 10(ab) to
              Form 10-K as filed on March 15, 1993).
10.18         Agreement and Plan of Merger dated March 25, 1992, as amended by
              First Amendment to Agreement and Plan of Merger dated April 15,
              1992, between AFB and Americity (incorporated by reference to
              Form 8-K dated July 14, 1992).
10.19         Holdback Escrow Agreement dated July 1, 1992, among Americity,
              AFB, Bank One, Texas, as Agent, and James C. Jarocki, as
              Shareholder Representative (incorporated by reference to Exhibit
              10(x) to Form 10-K as filed on March 15, 1993).
10.20         Letter Agreement dated July 1, 1992, among AFB, Americity, and the FDIC, as Manager (regarding assignment and assumption of the
              Termination Agreement and Tax Benefits Cancellation Agreement)
              (incorporated by reference to Exhibit 10(y) to Form 10-K as filed on March 15, 1993); Termination Agreement dated December 18,
              1991, among Americity, the FDIC, as Manager, and the RTC
              (terminating Assistance Agreement of November 18, 1988, between
              Americity and the FSLIC) (incorporated by reference to Exhibit
              10(z) to Form 10-K as filed on March 15, 1993);  Tax Benefits
              Cancellation Agreement dated December 18, 1991, among Americity, the FDIC, as Manager, and the RTC (incorporated by reference to
              Exhibit 10(aa) to Form 10-K as filed on March 15, 1993).
10.21         Stock Purchase Agreement and Agreement and Plan of Reorganization
              by and among Guaranty Federal Bank, F.S.B., Guaranty Holdings,
              Inc. I, LST, and LSST Financial Services Corporation, dated
              February 16, 1993, First Amendment to Stock Purchase Agreement
              and Agreement and Plan of Reorganization, dated April 2, 1993,
              Second Amendment to Stock Purchase Agreement and Agreement and
              Plan of Reorganization, dated August 31, 1993, and Third
              Amendment to Stock Purchase Agreement and Agreement and Plan of
              Reorganization, dated September 30, 1993 (incorporated by
              reference to Exhibit B of Proxy Statement of LST as filed October
              22, 1993).
10.22         Holdback Escrow Agreement to Stock Purchase Agreement and
              Agreement and Plan of Reorganization, dated November 12, 1993
              (incorporated by reference to Exhibit C of Proxy Statement of LST as filed October 22, 1993).
10.23         Agreement dated October 31, 1995, among Steel, LST and the minority shareholders of Steel regarding participation in capital projects not to exceed $5,000,000 by acquiring convertible preferred stock of Steel.
10.24         Agreement dated December 18, 1995, between Steel and Praxair,
              Inc. with respect to construction and operation of an oxygen plant by Praxair at Steel's Lone Star, Texas, facilities and purchase of oxygen produced at the same oxygen plant by Steel from Praxair.
10.25         Contract for the sale of approximately 9,432 acres of land in
              East Texas from Steel and Texas and Northern Railway Company to
              Prudential Timber Investments, Inc. dated April 27, 1995,
              amendment to the same aforementioned April 27, 1995, contract for sale dated August 31, 1995, and assignment and assumption of aforementioned contract and amendment by Prudential Timber
              Investments, Inc. and Prutimber Fund Two Limited Partnership
              dated August 31, 1995.
21            List of Subsidiaries.

24            Powers of Attorney.