Form 10-Q
period 1996-03-31
LONE STAR TECHNOLOGIES INC
filed 1996-04-19
CIK 791348

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 1996

                         COMMISSION FILE NUMBER: 0-14404


                          LONE STAR TECHNOLOGIES, INC.



                            (A DELAWARE CORPORATION)

                          5501 LBJ FREEWAY, SUITE 1200
                              DALLAS, TEXAS  75240

                                  214/386-3981

               I.R.S. EMPLOYER IDENTIFICATION NUMBER:  75-2085454







     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _/X/_. No _____.

     As of April 17, 1996, the number of shares of Common Stock outstanding at $1.00 par value was 20,535,540.

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                          LONE STAR TECHNOLOGIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                    Page
                                                                    ----

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated Statements of Cash Flows. . . . . . . . . .     3

        Consolidated Statements of Earnings. . . . . . . . . . .     4

        Consolidated Balance Sheets. . . . . . . . . . . . . . .     5

        Notes to Consolidated Financial Statements . . . . . . .     6


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . .     7

        Results of Operations. . . . . . . . . . . . . . . . . .     7

        Financial Condition and Liquidity. . . . . . . . . . . .     7

                           PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .     8

Item 6. REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . .     8


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the cash flows and the results of operations for the three months ended March 31, 1996 and 1995. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1995. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

                        LONE STAR TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED; IN MILLIONS)

                                                            FOR THE QUARTER ENDED MARCH 31,
                                                            -------------------------------
                                                                 1996             1995
                                                            -------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                             $ 40.0           $ 41.8
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings before income tax                                       2.6              1.5
  Minority interest in Steel                                       0.4              0.2
  Depreciation and amortization                                    2.9              2.8
  Accounts receivable, net                                         0.7              8.4
  Current inventories                                              4.9            (12.3)
  Accounts payable and accrued liabilities                         1.0              3.9
  Other                                                           (1.0)            (0.2)
                                                                ---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         11.5              4.3
                                                                ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                            (4.7)            (3.6)
  Short-term investments                                           0.6             (4.6)
                                                                ---------------------------
NET CASH USED BY OTHER INVESTING ACTIVITIES                       (4.1)            (8.2)
                                                                ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under revolving credit agreement      (15.0)             0.2
  Issuance of common stock                                         0.1                -
  Installment note repayment                                      (0.3)            (0.3)
  Minority interest contributions for preferred stock in Steel     1.3              0.4
                                                                ---------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 (13.9)             0.3
                                                                ---------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (6.5)            (3.6)
- -------------------------------------------------------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                $ 33.5           $ 38.2
- -------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------

See accompanying notes.

                       LONE STAR TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)

                                                  FOR THE QUARTER ENDED MARCH 31,
                                                  -------------------------------
                                                     1996               1995
                                                   ---------------------------
Net revenues                                       $ 112.5            $  97.0
Cost of goods sold                                  (105.2)             (91.0)
                                                   ---------------------------
  Gross earnings                                       7.3                6.0
Selling, general and administrative expenses          (3.5)              (3.6)
                                                   ---------------------------
  Operating earnings                                   3.8                2.4
Interest income                                        1.1                1.4
Interest expense                                      (1.8)              (2.1)
Minority interest in Steel                            (0.4)              (0.2)
Other                                                 (0.1)               0.0
                                                   ---------------------------
  Earnings before income tax                           2.6                1.5
Income tax                                               -                  -
                                                   ---------------------------
  NET EARNINGS                                     $   2.6             $  1.5
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
Per common share:
  NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS    $  0.13             $ 0.07
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

See accompanying notes.

                        LONE STAR TECHNOLOGIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED; IN MILLIONS)

                                                     MARCH 31,           DECEMBER 31,
                                                       1996                  1995
                                                     --------------------------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                           $ 33.5                $ 40.0
  Short-term investments                                32.0                  32.6
  Accounts receivable, net                              63.5                  64.2
  Current inventories                                   50.8                  55.7
  Other current assets                                   3.0                   2.0
                                                     -----------------------------
TOTAL CURRENT ASSETS                                   182.8                 194.5

  Property, plant and equipment, net                   134.6                 132.8
  Other noncurrent assets                               30.4                  30.4
                                                     -----------------------------
TOTAL ASSETS                                          $347.8                $357.7
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                    $ 35.0                $ 33.0
  Accrued liabilities                                   18.2                  19.2
  Current portion of long-term debt                      1.3                   1.3
                                                     -----------------------------
 TOTAL CURRENT LIABILITIES                              54.5                  53.5

  Long-term debt                                        80.1                  95.4
  Other noncurrent liabilities                          94.9                  94.9
  Minority interest in Steel                            13.4                  11.7
                                                     -----------------------------
TOTAL LIABILITIES                                      242.9                 255.5
                                                     -----------------------------
TOTAL SHAREHOLDERS' EQUITY                             104.9                 102.2
                                                     -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $347.8                $357.7
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

See accompanying notes

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT

Steel, a subsidiary of Lone Star Technologies, Inc. (LST), has a revolving credit agreement under which it can borrow the lesser of $72.5 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At March 31, 1996, borrowings totaled $30.1 million on an available borrowing base of $72.1 million. The interest rate on borrowings was prime plus
 .75 percent which, at quarter end, was 9 percent.  Steel also pays a fee of
0.5 percent on the unused portion of the credit facility. The agreement, which extends to March 1999, contains various restrictive covenants including requirements to maintain minimum net worth levels and meet other financial ratios.

NOTE 2 - EARNINGS PER SHARE

The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents. The numbers of shares used in the share calculations for the three months ended March 31, 1996 and 1995, respectively, were 20.8 million and 20.5 million. The effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant for both periods.

NOTE 3 - INVENTORIES

At March 31, 1996, inventories totaled $92.9 million before LIFO reserves and were composed of finished goods, $33.4 million; work in process, $35.0 million; and, raw materials and supplies, $24.5 million. Net of LIFO reserves of $31.9 million, inventories were $61.0 million, of which $10.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 4 - MARKETABLE DEBT SECURITIES

LST's cash equivalents include U. S. Government and corporate debt obligations rated A-1, P-1 or higher with original maturities of less than three months. Short-term investments consist of U. S. Government debt obligations with original maturities of up to one year. LST's cash equivalents and short-term investments are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At March 31, 1996, LST's carrying amounts of cash equivalents and short-term investments approximated market value. At March 31, 1996, investments at amortized cost consisted of $58.6 million in U. S. Government and $6.2 million in corporate debt obligations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - INCOME TAXES

LST has federal tax net operating loss carryforwards of approximately $272 million, a portion of which is related to American Federal Bank, a previous subsidiary of LST, and is subject to regulatory audit. A provision for tax has not been recognized because LST anticipates utilizing its net operating loss carryforwards to offset any current taxable income.

NOTE 7 - SUBSEQUENT EVENT

Effective April 1, 1996, Steel entered into a manufacturing agreement with Bellville Tube Corporation to convert, for sale by Steel, flat rolled steel supplied by Steel into tubular products at Bellville's facility near Houston, Texas. This agreement along with other previous marketing arrangements, and a portion of Steel's capital expenditure program are intended to enhance Steel's market penetration by increasing its product offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LST currently has one principal operating subsidiary, Steel, that serves two business segments: oilfield products and services, comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry; and, industrial products that consist of specialty tubing and flat rolled steel that are provided to general industrial markets.

                           RESULTS OF OPERATIONS

First quarter 1996 net revenues of $112.5 million increased 16 percent from $97.0 million in the first quarter of 1995. Oilfield products net revenues of $76.5 million in the first quarter of 1996 were up approximately 32 percent compared to the same period a year-ago, primarily due to enhanced drilling in the Gulf of Mexico and a reduction of imported oilfield tubular goods. Industrial products net revenues declined 8 percent to $36 million.

First quarter 1996 gross earnings of $7.3 million improved approximately 22 percent over $6.0 million for the first quarter of 1995, primarily due to better unit volume, with some price improvement in Steel's finished products which, resulted in operating earnings of $3.8 million compared to $2.4 million in the first quarter of 1995.

Net earnings for the first quarter of 1996 were $2.6 million, or $.13 per share, compared to $1.5 million, or $.07 per share for the first quarter of 1995.


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

Steel has embarked on a capital expenditure program for the years 1995 through 1997 that is designed to increase the productive capacity for specialty tubing and make other improvements that will lower operating costs and improve the quality and precision of Steel's productive process. As part of Steel's overall capital outlays, LST and certain minority shareholders of Steel have funded $23 million for the capital expenditure program. In addition, the shareholders have agreed to an additional funding of up to $5 million. Steel issues 6 percent cumulative convertible preferred stock to its participating shareholders as funds are advanced to finance the program.

The Steel preferred stock to be issued to LST and the other participating shareholders has a designated value equal to the amount of the funds advanced and pays quarterly dividends at the rate of 6 percent per year. The preferred stock is required to be redeemed by Steel, unless earlier redeemed or converted, on January 3, 2002, in cash, at the designated value plus any unpaid dividends. Prior to redemption of the stock, dividends may be paid in cash, although currently prohibited by the terms of the revolving credit agreement, or in additional preferred shares, which is permitted. To date, quarterly dividends have been paid in additional preferred shares. These preferred shares are convertible into Steel common stock prior to redemption at the rate of one share of common stock for each $10,000 of designated value (subject to antidilution provisions).

LST periodically purchases steel slabs which are consigned to Steel to be used in its production of tubular products. Steel pays LST as the slabs are used or within ninety days, whichever occurs first. This program's structure is consistent with those previously established with third parties. In the first quarter of 1996, LST's slab purchases amounted to approximately $16.1 million.

Intercompany transactions related to advances for the capital expenditure program and the slab consignment program are eliminated in consolidation.

At March 31, 1996, LST had available cash and short-term investments of $65.5 million. Cash requirements for LST as a holding company include a minimal level of general and administrative expenses and annual interest payments of $4.0 million on the outstanding $50 million convertible subordinated debentures due 2002.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, equity financing and borrowings. In the quarter ended March 31, 1996, capital expenditures and depreciation amounted to $4.7 million $2.9 million, respectively.

Steel, has a revolving credit agreement under which it can borrow the lesser of $72.5 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At March 31, 1996, borrowings totaled $30.1 million on an available borrowing base of $72.1 million. The interest rate on borrowings was prime plus .75 percent which, at quarter end, was 9 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement which extends to March 1999, contains various restrictive covenants, including requirements to maintain minimum net worth levels and meet other financial ratios.

Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

Steel believes that funds generated by operations, its borrowing capacity under the revolving credit agreement, and capital contributions from its shareholders will provide the liquidity necessary to fund its cash requirements in 1996.

The matters discussed or incorporated by reference in this report on Form 10-Q that are forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand, the regulatory and trade environment, and other risks indicated in filing with the Securities and Exchange Commission.

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

                                       LONE STAR TECHNOLOGIES, INC.

                                       By: /s/ Charles J. Keszler
                                           --------------------------------
                                              (Charles J.Keszler)
                                           Vice President - Finance
Dated:  April 17, 1996