Form 10-Q
period 1996-06-30
LONE STAR TECHNOLOGIES INC
filed 1996-07-29
CIK 791348

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1996

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
                                        -----       -----

     As of July 17, 1996, the number of shares of Common Stock outstanding at $1.00 par value was 20,588,160.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          LONE STAR TECHNOLOGIES, INC.


                                      INDEX



                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Statements of Earnings. . . . . . . . . . . . . . .  3

            Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . .  4

            Consolidated Statements of Cash Flows. . . . . . . . . . . . . .  5

            Notes to Consolidated Financial Statements . . . . . . . . . . .  6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . .    7

            Results of Operations. . . . . . . . . . . . . . . . . . . . . .  7

            Financial Condition and Liquidity. . . . . . . . . . . . . . . .  7

                           PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .    8

Item 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .    8

Item 6.   REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . .    8


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and the cash flows and the results of operations for the three months and six months ended June 30, 1996 and 1995. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1995. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

                          LONE STAR TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)

                                                         FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                         1996            1995           1996             1995
                                                       --------------------------------------------------------
Net revenues                                          $  141.9        $  101.0       $  254.4         $  198.0
Cost of goods sold                                      (128.7)          (94.1)        (233.9)          (185.1)
                                                       --------------------------------------------------------
  Gross earnings                                          13.2             6.9          20.5             12.9
Selling, general and administrative expenses              (4.2)           (3.7)         (7.7)            (7.3)
                                                       --------------------------------------------------------
  Operating earnings                                       9.0             3.2          12.8              5.6
Interest income                                            1.1             1.4           2.2              2.8
Interest expense                                          (1.6)           (2.2)         (3.4)            (4.3)
Minority interest in Steel                                (1.2)           (0.4)         (1.6)            (0.6)
Other income                                              (0.2)            0.2          (0.3)             0.2
                                                       --------------------------------------------------------
  Earnings before income tax                               7.1             2.2           9.7              3.7
Income tax                                                   -               -             -                -
                                                       --------------------------------------------------------
  NET EARNINGS                                        $    7.1        $    2.2       $   9.7          $   3.7
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------

Per common share:
  NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS       $   0.34        $   0.11       $  0.47          $  0.18
- ---------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------



See accompanying notes.                 3

                          LONE STAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED; IN MILLIONS)


                                                   JUNE 30,           DECEMBER 31,

                                                     1996                 1995
                                                 ---------------------------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                      $     10.1           $     40.0
  Short-term investments                               48.5                 32.6
  Accounts receivable, net                             75.9                 64.2
  Current inventories                                  48.0                 55.7
  Other current assets                                  3.7                  2.0
                                                 ---------------------------------
TOTAL CURRENT ASSETS                                  186.2                194.5

  Property, plant and equipment, net                  135.6                132.8
  Investments                                          16.8                  -
  Other noncurrent assets                              30.3                 30.4
                                                 ---------------------------------
TOTAL ASSETS                                     $    368.9           $    357.7
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                               $     45.6           $     33.0
  Accrued liabilities                                  21.5                 19.2
  Current portion of long-term debt                     1.0                  1.3
                                                 ---------------------------------
 TOTAL CURRENT LIABILITIES                             68.1                 53.5

  Long-term debt                                       79.7                 95.4
  Other noncurrent liabilities                         94.2                 94.9
  Minority interest in Steel                           14.6                 11.7
                                                 ---------------------------------
TOTAL LIABILITIES                                     256.6                255.5
                                                 ---------------------------------
TOTAL SHAREHOLDERS' EQUITY                            112.3                102.2
                                                 ---------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $    368.9           $    357.7
- ----------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------




See accompanying notes.                 4

                          LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)



                                                                               FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,                      JUNE 30,
                                                                                1996           1995           1996           1995
                                                                               ---------------------------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                                           $  33.5        $  38.2        $  40.0        $  41.8
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                    7.1            2.2            9.7            3.7
  Minority interest in Steel                                                      1.2            0.4            1.6            0.6
  Depreciation and amortization                                                   2.9            2.8            5.8            5.6
  Accounts receivable, net                                                      (12.4)          (4.9)         (11.7)           3.5
  Current inventories                                                             2.8            1.5            7.7          (10.8)
  Accounts payable and accrued liabilities                                       13.9           (7.7)          14.9           (3.8)
  Other assets and liabilities                                                   (1.3)          (4.0)          (2.3)          (4.2)
                                                                               ---------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 14.2           (9.7)          25.7           (5.4)
                                                                               ---------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (4.8)          (2.6)          (9.5)          (6.2)
  Investments                                                                   (33.3)          (0.2)         (32.7)          (4.8)
  Other                                                                           0.9              -            0.9              -
                                                                               ---------------------------------------------------
NET CASH USED BY OTHER INVESTING ACTIVITIES                                     (37.2)          (2.8)         (41.3)         (11.0)
                                                                               ---------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under revolving credit agreement                      (0.4)          10.3          (15.4)          10.5
  Issuance of common stock                                                        0.3            0.1            0.4            0.1
  Installment note repayment                                                     (0.3)          (0.3)          (0.6)          (0.6)
  Minority interest contributions for preferred stock in Steel                      -            0.2            1.3            0.6
                                                                               ---------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 (0.4)          10.3          (14.3)          10.6
                                                                               ---------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (23.4)          (2.2)         (29.9)          (5.8)
- ----------------------------------------------------------------------------------------------------------------------------------

ENDING CASH AND CASH EQUIVALENTS                                              $  10.1        $  36.0        $  10.1        $  36.0
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------



See accompanying notes.                 5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT
Steel, a subsidiary of Lone Star Technologies, Inc. (LST), has a revolving credit agreement under which it can borrow the lesser of $72.5 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At June 30, 1996, borrowings totaled $29.8 million on an available borrowing base of $72.5 million. The interest rate on borrowings was prime plus
 .75 percent which, at quarter end, was 9.0 percent.  Steel also pays a fee of
0.5 percent on the unused portion of the credit facility. The agreement, which extends to March 1999, contains various restrictive covenants including requirements to maintain minimum net worth levels and meet other financial ratios.

NOTE 2 - EARNINGS PER SHARE
The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents. The numbers of shares used in the share calculations for the three months ended June 30, 1996 and 1995, respectively, were 20.8 million and 20.5 million, and for the six months ended June 30, 1996 and 1995, were 20.8 million and 20.5 million, respectively. The effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant for all periods.

NOTE 3 - INVENTORIES
At June 30, 1996, inventories totaled $98.8 million before LIFO reserves and were composed of finished goods, $30.3 million; work in process, $38.7 million; and, raw materials and supplies, $29.8 million. Net of LIFO reserves of $40.6 million, inventories were $58.2 million, of which $10.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 4 - CASH AND INVESTMENTS
LST's cash equivalents include U. S. Government and corporate debt obligations rated A-1, P-1 or higher with original maturities of less than three months. Short-term investments consist of U. S. Government debt obligations and corporate debt instruments with original maturities of up to one year. Investments consist of U. S. Government debt obligations with original maturities of up to two years. The weighted average maturity of LST's total cash equivalents, short-term investments and investments is less than one year. LST's cash equivalents, short-term investments and investments are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At June 30, 1996, LST's carrying amounts of cash equivalents, short-term investments and investments approximated market value. At June 30, 1996, cash equivalents, short-term investments and investments at amortized cost consisted of $69.1 million in U.S. Government and $6.3 million in corporate debt obligations.

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

NOTE 6 - INCOME TAXES
LST had federal tax net operating loss carryforwards of approximately $272 million at December 31, 1995, a portion of which is related to American Federal Bank, a previous subsidiary of LST, and is subject to regulatory audit. A provision for tax has not been recognized because LST anticipates utilizing its net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LST has one principal operating subsidiary, Steel, that serves two business segments: oilfield products and services, comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry; and, industrial products that consist of specialty tubing and flat rolled steel that are provided to general industrial markets.

                              RESULTS OF OPERATIONS

Second quarter 1996 net revenues of $141.9 million increased 40 percent from $101.0 million in the second quarter of 1995. Oilfield products net revenues of $104.1 million in the second quarter of 1996 were up approximately 83 percent compared to the same period a year-ago, primarily due to enhanced drilling in the Gulf of Mexico and a reduction of imported oilfield tubular goods. Industrial products net revenues lagged 1995 second quarter due to higher inventory levels at steel service centers which have created some downward pressure on demand.

Second quarter 1996 gross earnings of $13.2 million improved approximately 91 percent over $6.9 million for the second quarter of 1995, primarily due to better unit volume, with some price improvement in Steel's finished products and lower steel raw material costs, which resulted in operating earnings of $9.0 million compared to $3.2 million in the second quarter of 1995.

Net earnings for the second quarter of 1996 were $7.1 million, or $.34 per share, compared to $2.2 million, or $.11 per share for the second quarter of 1995.

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

LST periodically purchases steel slabs which are consigned to Steel to be used in its production of tubular products. Steel pays LST as the slabs are used or within ninety days, whichever occurs first. This program's structure is consistent with those previously established with third parties. In the second quarter of 1996, LST's slab purchases amounted to approximately $8.3 million.

At June 30, 1996, LST had available cash, short-term investments and investments of $75.4 million. Cash requirements for LST as a holding company include a minimal level of general and administrative expenses and annual interest payments of $4.0 million on the outstanding $50 million convertible subordinated debentures due 2002.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, equity financing and borrowings. In the quarter ended June 30, 1996, capital expenditures and depreciation amounted to $4.8 million and $2.9 million, respectively.

Steel has a revolving credit agreement under which it can borrow the lesser of $72.5 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At June 30, 1996, borrowings totaled $29.8 million on an available borrowing base of $72.5 million. The interest rate on borrowings was prime plus .75 percent which, at quarter end, was 9.0 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement which extends to March 1999, contains various restrictive covenants, including requirements to maintain minimum net worth levels and meet other financial ratios.

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

The matters discussed or incorporated by reference in this report on Form 10-Q that are forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand, the regulatory and trade environment, and other risks indicated in other filings with the Securities and Exchange Commission.

                          PART II. - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Shareholders of the registrant was held on May 9, 1996. At that meeting, two nominees for election as directors of the registrant were elected. John P. Harbin and Dean P. Guerin received affirmative votes of 18,025,797 and 18,025,129, respectively, and negative votes of 31,028 and 31,696, respectively.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  No. 27 Financial Data Schedule
(b)  Reports on Form 8-K:  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LONE STAR TECHNOLOGIES, INC.
                                                    By:  /s/ Charles J. Keszler
                                                       -------------------------
                                                             (Charles J.Keszler)
                                                        Vice President - Finance
Dated: July 17, 1996