Form 10-Q
period 1996-09-30
LONE STAR TECHNOLOGIES INC
filed 1996-10-22
CIK 791348

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1996

                         COMMISSION FILE NUMBER: 0-14404


                          LONE STAR TECHNOLOGIES, INC.

                            (A DELAWARE CORPORATION)


                          5501 LBJ FREEWAY, SUITE 1200
                              DALLAS, TEXAS  75240

                                  972/386-3981

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

     As of October 15, 1996, the number of shares of Common Stock outstanding at $1.00 par value per share was 20,625,835.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          LONE STAR TECHNOLOGIES, INC.


                                      INDEX



                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               Consolidated Statements of Earnings . . . . . . . . . . . . . . 3

               Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . 4

               Consolidated Statements of Cash Flows . . . . . . . . . . . . . 5

               Notes to Consolidated Financial Statements. . . . . . . . . . . 6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . . . 7

               Results of Operations . . . . . . . . . . . . . . . . . . . . . 7

               Financial Condition and Liquidity . . . . . . . . . . . . . . . 7

                           PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . 8

Item 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 8

Item 6.   REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 8


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and the cash flows and the results of operations for the three months and nine months ended September 30, 1996 and 1995. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1995. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

                          LONE STAR TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)

                                                              FOR THE
                             FOR THE QUARTER ENDED       NINE MONTHS ENDED
                                 SEPTEMBER 30,             SEPTEMBER 30,
                             ---------------------      -------------------
                               1996        1995          1996        1995
                              -------     -------       -------    --------
Net revenues                  $ 143.0     $ 111.8       $ 397.4     $ 309.8
Cost of goods sold             (130.1)     (105.5)       (364.0)     (290.6)
                              -------     -------       -------     -------
  Gross earnings                 12.9         6.3          33.4        19.2
Selling, general and
 administrative expenses         (4.2)       (3.6)        (11.9)      (10.9)
                              -------     -------       -------     -------
  Operating earnings              8.7         2.7          21.5         8.3
Interest income                   1.2         1.6           3.4         4.4
Interest expense                 (1.6)       (2.3)         (5.0)       (6.6)
Minority interest in Steel       (0.9)       (0.6)         (2.5)       (1.2)
Other income                      0.2         2.2          (0.1)        2.4
                              -------     -------       -------     -------
  Earnings before income tax      7.6         3.6          17.3         7.3
Income tax                       (0.4)          -          (0.4)          -
                              -------     -------       -------     -------
  NET EARNINGS                $   7.2     $   3.6       $  16.9     $   7.3
                              -------     -------       -------     -------
                              -------     -------       -------     -------


Per common share:
  NET EARNINGS AVAILABLE TO
   COMMON SHAREHOLDERS        $  0.34     $  0.17       $  0.81     $  0.35
                              -------     -------       -------     -------
                              -------     -------       -------     -------











See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)


                                                (UNAUDITED)
                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1996            1995
                                                -------------   ------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                      $  1.2         $  40.0
    Short-term investments                           35.4            32.6
    Accounts receivable, net                         70.2            64.2
    Current inventories                              70.7            55.7
    Other current assets                              5.0             2.0
                                                   ------          ------
TOTAL CURRENT ASSETS                                182.5           194.5

    Property, plant and equipment, net              136.3           132.8
    Marketable securities                            20.8               -
    Other noncurrent assets                          30.4            30.4
                                                   ------          ------
TOTAL ASSETS                                       $370.0          $357.7
                                                   ------          ------
                                                   ------          ------

LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES:
    Accounts payable                               $ 43.9          $ 33.0
    Accrued liabilities                              23.2            19.2
    Current portion of long-term debt                 0.7             1.3
                                                   ------          ------
  TOTAL CURRENT LIABILITIES                          67.8            53.5

    Long-term debt                                   74.1            95.4
    Other noncurrent liabilities                     92.7            94.9
    Minority interest in Steel                       15.7            11.7
                                                   ------          ------
                                                   ------          ------
TOTAL LIABILITIES                                   250.3           255.5
                                                   ------          ------
TOTAL SHAREHOLDERS' EQUITY                          119.7           102.2
                                                   ------          ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $370.0          $357.7
                                                   ------          ------
                                                   ------          ------









See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN MILLIONS)

                                            FOR THE           FOR THE
                                         QUARTER ENDED   NINE MONTHS ENDED
                                         SEPTEMBER 30,     SEPTEMBER 30,
                                        ---------------   ---------------
                                         1996     1995     1996     1995
                                        ------   ------   ------   ------
BEGINNING CASH AND CASH EQUIVALENTS     $ 10.1   $ 36.0   $ 40.0   $ 41.8
                                        ------   ------   ------   ------
                                        ------   ------   ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                             7.2      3.6     16.9      7.3
  Minority interest in Steel               0.9      0.6      2.5      1.2
  Depreciation and amortization            3.0      2.9      8.8      8.5
  Gain on Sale of Assets                  (0.1)    (3.0)    (0.7)    (3.0)
  Accounts receivable, net                 5.7    (10.5)    (6.0)    (7.0)
  Current inventories                    (22.7)    (5.6)   (15.0)   (16.4)
  Accounts payable and accrued
    liabilities                              -      6.0     14.9      2.2
  Other assets and liabilities            (3.0)       -     (4.7)    (4.2)
                                        ------   ------   ------   ------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                    (9.0)    (6.0)    16.7    (11.4)
                                        ------   ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    (3.5)    (3.1)   (13.0)    (9.3)
  Proceeds from the sale of property       0.1      4.4      1.5      4.4
  Short-term investments and
    marketable securities                  9.1      1.0    (23.6)    (3.8)
  Other                                   (0.2)       -     (0.7)       -
                                        ------   ------   ------   ------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                     5.5      2.3    (35.8)    (8.7)
                                        ------   ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under
    revolving credit agreement            (5.6)     3.0    (21.0)    13.5
  Issuance of common stock                 0.5      0.6      0.9      0.7
  Installment note repayment              (0.3)    (0.3)    (0.9)    (0.9)
  Minority interest contributions
   for preferred stock in Steel              -      0.1      1.3      0.7
                                        ------   ------   ------   ------
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                    (5.4)     3.4    (19.7)    14.0
                                        ------   ------   ------   ------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                             (8.9)    (0.3)   (38.8)    (6.1)
                                        ------   ------   ------   ------
ENDING CASH AND CASH EQUIVALENTS        $  1.2   $ 35.7   $  1.2   $ 35.7
                                        ------   ------   ------   ------
                                        ------   ------   ------   ------













See accompanying notes.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT

Steel, a subsidiary of Lone Star Technologies, Inc. (LST), has a revolving credit agreement under which it can borrow the lesser of $72.5 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At September 30, 1996, borrowings totaled $24.1 million on an available borrowing base of $72.5 million. The interest rate on borrowings was prime plus .75 percent which, at quarter end, was 9.0 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement, which extends to March 1999, contains various restrictive covenants including requirements to maintain minimum net worth levels and meet other financial ratios.

NOTE 2 - EARNINGS PER SHARE

The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents. The numbers of shares used in the share calculations for the three months ended September 30, 1996 and 1995, respectively, were 21.0 million and 20.7 million, and for the nine months ended September 30, 1996 and 1995, were 20.9 million and 20.6 million, respectively. The effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant for all periods.

NOTE 3 - INVENTORIES

At September 30, 1996, inventories totaled $118.1 million before LIFO reserves and were composed of finished goods, $24.8 million; work in process, $63.4 million; and, raw materials and supplies, $29.9 million. Net of LIFO reserves of $37.2 million, inventories were $80.9 million, of which $10.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 4 - CASH AND INVESTMENTS

LST's cash equivalents include U.S. Government and corporate debt obligations rated A-1, P-1 or higher with original maturities of less than three months. Short-term investments consist of U.S. Government debt obligations and corporate debt instruments with maturities at purchase greater than three months and up to one year. Marketable securities consist of U.S. Government debt obligations with maturities greater than one year and up to two years. LST's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At September 30, 1996, LST's cash equivalents, short-term investments and marketable securities, which had a carrying amount that approximated market value, consisted of $56.4 million in U.S. Government and $1.0 million in corporate debt obligations at amortized cost.

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

NOTE 6 - INCOME TAXES

LST had federal tax net operating loss carryforwards of approximately $272 million at December 31, 1995, a portion of which is related to American Federal Bank, a previous subsidiary of LST, and is subject to regulatory audit. A provision for alternative minimum tax of $.4 million has been recognized. No other provision for tax has been recognized because LST anticipates utilizing its net operating loss carryforwards.

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

                            RESULTS OF OPERATIONS

Third quarter 1996 net revenues of $143.0 million increased 27.9 percent from $111.8 million in the third quarter of 1995. Oilfield products net revenues of $102.4 million in the third quarter of 1996 were up approximately 43 percent compared to the same period a year-ago, primarily due to enhanced drilling in the Gulf of Mexico and a reduction of imported oilfield tubular goods. Revenues from industrial products in third quarter of 1996 of $40.6 million were approximately the same as the third quarter of 1995, primarily due to flat demand from steel service centers.

Third quarter 1996 gross earnings of $12.9 million improved approximately 105 percent over $6.3 million for the third quarter of 1995, primarily due to better unit volume, with some price improvement in Steel's finished products, which in turn resulted in operating earnings of $8.7 million compared to $2.7 million in the third quarter of 1995.

Net earnings for the third quarter of 1996 were $7.2 million, or $.34 per share, compared to $3.6 million, or $.17 per share for the third quarter of 1995.

                    FINANCIAL CONDITION AND LIQUIDITY

LST has no direct business operations other than Steel or significant sources of cash other than from investments or the sale of securities. Steel is restricted from paying cash dividends under terms of its revolving credit agreement; however, LST is reimbursed by Steel for a portion of its operating costs as provided by its cost-sharing agreement with Steel.

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

LST periodically purchases steel slabs which are consigned to Steel to be used in its production of tubular products. Steel pays LST as the slabs are used or within ninety days, whichever occurs first. This program's structure is consistent with those previously established with third parties. In the third quarter of 1996, LST's slab purchases amounted to approximately $26.3 million.

At September 30, 1996, LST had available cash, short-term investments and marketable securities of $57.4 million, down from $72.6 million at December 31, 1995, primarily due to the consigned slab purchase program discussed in the preceding paragraph. Cash requirements for LST as a holding company include a minimal level of general and administrative expenses and annual interest payments of $4.0 million on the outstanding $50 million convertible subordinated debentures due 2002.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, equity financing and borrowings. In the quarter ended September 30, 1996, capital expenditures and depreciation amounted to $3.5 million and $3.0 million, respectively.

Steel has a revolving credit agreement under which it can borrow the lesser of $72.5 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At September 30, 1996, borrowings totaled $24.1 million on an available borrowing base of $72.5 million. The interest rate on borrowings was prime plus .75 percent which, at quarter end, was 9.0 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement which extends to March 1999, contains various restrictive covenants, including requirements to maintain minimum net worth levels and meet other financial ratios.

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

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  No. 27 Financial Data Schedule
(b)  Reports on Form 8-K: none

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LONE STAR TECHNOLOGIES, INC.

                                       By:   /s/ Charles J. Keszler
                                          -----------------------------------
                                          (Charles J. Keszler)
                                          Vice President - Finance

Dated: October 16, 1996