Form 10-K
period 1996-12-31
LONE STAR TECHNOLOGIES INC
filed 1997-02-24
CIK 791348

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

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

                                                           Name of each exchange
Title of each class                                          on which registered
-------------------                                          -------------------
Common Stock, par value $1.00                                             Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes /X/ .  No     .
                          -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1997, the number of shares of common stock outstanding was 20,720,561. The aggregate market value of common stock (based upon the closing price on the Nasdaq Stock Market on that date) held by nonaffiliates of the registrant was approximately $403 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                     PART I
                                     ------

ITEM 1.    BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

ITEM 2.    PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS . . . . . . . . . 10


                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED SHAREHOLDER MATTERS . . . . . . . . . . . . . . . . . . . 10

ITEM 6.    SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . 11

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION. . . . . . . . . 12

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS
           AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . . . 17

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . 35


                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . 35

ITEM 11.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . 35

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . 35

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . 35


                                     PART IV
                                     -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . 35

ITEM 15.   SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

                                    PART I


ITEM 1.  BUSINESS

                                    GENERAL

Lone Star Technologies, Inc. (LST) is a management and holding company that currently has one principal operating subsidiary, Lone Star Steel Company (Steel). Steel serves three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services. Oilfield products are comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry. Specialty tubing products consist of Drawn Over Mandrel tubing
(DOM) and as-welded tubing that are manufactured and marketed globally to automotive, fluid power, and other markets for various mechanical applications. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets. LST's consolidated revenues are not seasonal. However, Steel's sales of oilfield products are sensitive to the level of domestic drilling activity, which is in turn dependent on the prices of oil and natural gas.

LST was incorporated in Delaware in 1986 and became the holding company of Steel, pursuant to Steel's merger with a wholly owned subsidiary of LST. During May 1991, a major creditor group received 19.5% of the common stock of Steel, creating a minority interest in Steel. In November 1993, LST sold the stock of American Federal Bank (AFB). The accompanying consolidated financial statements reflect AFB as a discontinued operation. In 1995, LST repurchased 4.95% of Steel's common stock from Steel's minority shareholders. In January 1997, all of the remaining outstanding common stock, preferred stock and warrants held by the other shareholders of Steel were purchased by LST, making Steel a wholly owned subsidiary of LST.

                         LINES OF BUSINESS INFORMATION

In the last three years, segment revenues were as follows:

                                                                    ($ in millions)
                                                          1996           1995           1994
                                                      -----------    -----------    -----------
                                                        $      %       $      %       $      %
                                                      -----   ---    -----   ---    -----   ---
Oilfield products revenues                            371.0    68    241.6    57    196.6    55
Specialty tubing products revenues                    109.8    20    115.2    27     94.8    27
Flat rolled steel and other tubular revenues           68.2    12     69.0    16     65.6    18
                                                      -----   ---    -----   ---    -----   ---
Consolidated net revenues                             549.0   100    425.8   100    357.0   100
                                                      -----   ---    -----   ---    -----   ---
                                                      -----   ---    -----   ---    -----   ---

Additional segment information is included in Note B to the consolidated financial statements.

OILFIELD PRODUCTS.  Steel manufactures and markets oil country tubular goods
(OCTG) and line pipe.

OCTG manufactured by Steel includes a wide size and chemistry range of electric resistance welded (ERW) high-quality prime casing and tubing for oil and gas drilling and production. Casing, which represents about 75% of all OCTG tonnage sold by Steel, is the structural retainer for the walls of oil and gas wells.
It also serves to prevent pollution of nearby water reservoirs and to prevent contamination of a well's production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and gas to the surface. Steel offers one of the widest ranges of OCTG diameters (2 3/8" to 16 1/8") and grades produced in the industry, including grades that have been successfully used for drilling at depths of over 30,000 feet.

Demand for OCTG is affected by drilling activity which is driven by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. Domestic drilling activity was up 8% in 1996 from the prior year, according to the average number of rigs operating in the United States as measured by Baker Hughes. Steel's open orders for OCTG at December 31, 1996, were up 309% from the prior year-end. A significant increase in drilling activity in 1997 is estimated by Baker Hughes. Also, Steel continues its efforts to penetrate global markets. Approximately 9% of its shipments in 1996 were used outside the lower 48 United States. Sales and earnings are affected by price, cost, availability of raw materials, oil and gas drilling activity, general economic conditions, and an equitable trade environment.

LINE PIPE manufactured by Steel ranges in diameter from 2 3/8" to 16" and is used to gather and transport oil and gas from the well site to storage or refining facilities. Approximately 10% of Steel's line pipe shipments were exported in 1996.

SALES AND DISTRIBUTION. Steel's domestic OCTG sales distribution network consists of 11 nonexclusive distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. Line pipe is also sold through nonexclusive distributors and directly to end users. Internationally, OCTG is sold through distributors and trading companies as well as directly to end users. The largest customer and the second largest customer of Steel's oilfield products in 1996 accounted for 14% and 11% of total tons shipped, respectively. About 75% of the oil and gas wells drilled in the United States in 1996 were located in Texas, Oklahoma, Kansas, Louisiana, New Mexico, and the federal waters of the Gulf of Mexico, all within 750 miles of Steel's mill in Lone Star, Texas. The majority of Steel's oilfield products were sold for use in these states, as well as the Gulf of Mexico which is less than 250 miles from Steel's mill.

OTHER MARKETING ARRANGEMENTS AND AGREEMENTS. Steel has expanded into other marketing arrangements to sell steel tubular products manufactured by various unrelated companies. These arrangements are intended to expand Steel's product offerings without a substantial investment in plant and equipment and enhance Steel's marketing competitiveness. These transactions are performed on a commission basis, through purchase and resale of the products and under agreements to process flat rolled steel provided by Steel into tubular products.

RAW MATERIALS AND INVENTORIES. OCTG and line pipe are generally produced to fill specific orders and, accordingly, Steel maintains the majority of its inventory in the form of raw materials, work-in-process, or finished goods earmarked for specific orders. Some work-in-process and finished inventories are maintained in order to provide flexibility in responding to customer delivery demands.

Steel purchases steel slabs and scrap steel for use in the manufacture of its products. The availability of steel slabs to meet production needs remained tight in 1996, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is purchased in the spot market. The price of scrap steel and steel slabs can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

COMPETITION. OCTG and line pipe are sold in highly competitive markets. Steel offers a wide range of sizes and chemistries and, based on generally available market data, Steel believes that it is one of the largest domestic suppliers of OCTG. Users of OCTG base their purchase decisions on four factors: availability, price, quality, and service. Steel believes that it is competitive in all of these areas.

Two primary markets exist for OCTG, and Steel serves both. Deep critical wells require high-performance OCTG that can sustain enormous pressure as measured by burst strength, collapse strength, and yield strength. Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. Steel, with its full-body normalized ERW manufacturing process that meets American Petroleum Institute standards, often competes with seamless OCTG in this market.
Operators drilling shallow wells generally purchase OCTG on the basis of price and availability because wells of this nature require fewer performance characteristics. Steel competes in this market, which is served primarily by producers of seam-annealed ERW and seamless OCTG, with its full range of Lone Star-Registered Trademark- products as well as with its Wildcat-TM- brand of OCTG. Several domestic manufacturers produce limited lines of OCTG, and a number of foreign manufacturers produce OCTG for export to the United States. Imported OCTG accounted for approximately 14% of the supply available to the domestic OCTG market during 1996 and 1995, as compared to 24% in 1994. A reduction of imported OCTG from levels experienced in the 1992 to 1994 period resulted from the imposition of protective tariffs on certain foreign countries in 1995. These trade tariffs, which were intended to promote an equitable trade environment, remained in effect during 1996.

SPECIALTY TUBING PRODUCTS.  Steel manufactures and markets specialty tubing.

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

Steel produces most of its specialty tubing by the drawn over mandrel (DOM) process which uses a drawbench to pull tubing through a die and over a mandrel. Steel's use of the DOM manufacturing process enables the Company to achieve higher critical tolerances and dimensional control than other processes. The Company's 1,000,000 pound drawbench, the largest in the United States, also enables the Company to manufacture larger diameter, heavier wall products and thus access a broader market than its competitors. Moreover, Steel is the only DOM specialty tubing manufacturer in the U.S. that produces its own electric arc furnace (EAF) steel, which allows for control of the complete manufacturing process. DOM specialty tubing order quantities are typically small (usually less than 50,000 pounds) and made to exact customer specifications. The Company's integration of steelmaking and tube finishing allows for optimal inventory control, combined with just-in-time customer delivery of tubes with special steel chemistries and precise dimensional requirements.

Steel also produces as-welded specialty tubing which does not utilize the DOM process. A typical application for this product is trailer axles.

Demand for specialty tubing products, within the traditional markets, was down slightly in 1996, as many steel service centers worked to reduce their 1995 year-end inventories. However, open orders were up 14% at year-end 1996 as compared to prior year-end.

SALES AND DISTRIBUTION. Domestically, specialty tubing is marketed and sold through 19 nonexclusive steel service centers and directly to end users. Specialty tubing products have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. The largest customer of Steel's specialty tubing in 1996 accounted for 13% of total shipments. Internationally, the majority of Steel's specialty tubing is currently sold directly to end users. Exports accounted for approximately 19% and 15% of Steel's DOM specialty tubing shipments in 1996 and 1995, respectively.

RAW MATERIALS AND INVENTORIES. Raw materials are readily available from multiple sources. Production is generally scheduled to meet specific orders and, accordingly, inventory is managed to minimize the amount of finished goods on hand. Work-in-process inventories are maintained in order to provide flexibility in responding to customer needs.

Steel purchases steel slabs and scrap steel for use in the manufacture of its products. The availability of steel slabs to meet production needs remained tight in 1996, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is purchased in the spot market. The price of scrap steel and steel slabs can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

COMPETITION. The market for specialty tubing is competitive and is served by several manufacturers. Steel's specialty tubing sales had been constrained by capacity limitations in 1994 and 1995. During 1996, Steel completed a capital expenditure program to address its specialty tubing capacity limitations. Based on generally available market data, Steel believes it now has the largest production capacity for DOM specialty tubing products in the United States.

Steel is the only fully integrated DOM producer in the United States. Because these products are made to end-user specification and often require just-in-time delivery, only small quantities are imported into the United States. In contrast to the OCTG market, seamless and ERW specialty tubing products differ in their applications. ERW is preferred for many mechanical tubing applications because its consistent wall thickness requires less machining in the finishing process. Seamless tubes are used primarily in heavy gauge applications such as boiler and pressure tubing.

FLAT ROLLED STEEL AND OTHER TUBULAR PRODUCTS AND SERVICES. Steel manufactures and markets flat rolled steel and other miscellaneous tubular products that are secondary to its manufacture of oilfield and specialty tubing products. Steel's participation in the flat rolled steel commodity market to some extent involves its excess capacity for flat rolled steel as related to the manufacture of its oilfield and specialty tubing products and certain cost considerations associated with its total manufacturing operations.

FLAT ROLLED STEEL is primarily used by Steel in the manufacture of tubular products. It is also sold to fabricators of large diameter transmission pipe, storage tanks, rail cars, and a variety of other construction and industrial products.

SALES AND DISTRIBUTION. Flat rolled steel is sold directly to end users and through service centers, primarily in the southwestern region of the United States. The largest customer of Steel's flat rolled steel accounted for 75% of Steel's flat rolled steel sales in 1996 as well as substantially all other sales of secondary products. This customer has steel processing facilities located adjacent to Steel's facilities in East Texas, and those facilities purchase most of its flat rolled steel from Steel. Sales to this customer represented approximately 9% of Steel's total revenues for 1996.

RAW MATERIALS AND INVENTORIES. Steel produces flat rolled steel from its internally produced slabs and slabs purchased from unrelated companies. Steel's principal raw material used in the production of its slabs is steel scrap, which is purchased in the spot market. The price of steel scrap can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

COMPETITION. Flat rolled steel is sold in highly competitive markets. Sales and earnings are affected by the cost of raw materials, use of flat rolled steel by Steel in the manufacture of its tubular products, demand by outside customers, and general economic conditions. Steel's market for flat rolled steel is generally concentrated in the southwestern region of the United States.

OTHER SERVICES. Transportation, storage, and other services are provided by Steel's subsidiaries.

OTHER PRODUCTS. Steel markets its surplus and reject pipe as secondary products for use in structural and piling applications in the construction industry.


                       RESEARCH, DEVELOPMENT, AND PATENTS

Steel conducts limited research and development activities at its metallurgical laboratory on its facilities in East Texas. Its patents do not significantly affect financial results.


                                    EMPLOYEES

At December 31, 1996, LST and Steel employed a total of 1,941 people, of whom 1,384 were members of two unions represented by three bargaining units. The majority of union workers are represented by the United Steelworkers of America under a contract signed in May of 1996, which expires on May 31, 2001, with a provision to reopen the contract for wages but not other benefits or work conditions after May 31, 1999. Management considers its relationship with its employees to be good.


                               FOREIGN OPERATIONS

Steel conducts no manufacturing operations outside the United States. Export sales to destinations outside the United States were approximately $50.0 million, $37.9 million, and $25.5 million for the years 1996, 1995, and 1994, respectively.


                                  ENVIRONMENTAL

Steel's operating activities are governed by numerous environmental laws, which are regulated by state and federal agencies. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.

RELATIONSHIP OF FEDERAL AND STATE REGULATION. The United States Environmental Protection Agency (EPA) is responsible for implementing and enforcing federal environmental laws. In Texas, the environmental regulatory agency is the Texas Natural Resource Conservation Commission (TNRCC). Most federal environmental statutes expressly provide for state assumption of responsibility when it can be demonstrated that the state program is as stringent as the federal program; however, the EPA retains authority to enforce the program if the state fails to do so. Texas is authorized to implement the federal hazardous waste program under the Resource Conservation and Recovery Act (RCRA) and the federal air quality program under the Clean Air Act. The Texas air quality program also requires all new or modified facilities that may emit any air contaminant to obtain a permit which may impose limitations on emissions. Texas has not yet been delegated authority to implement the federal water quality program under the Clean Water Act. Therefore, dual federal and state water quality programs exist in Texas, requiring companies such as Steel to obtain both a federal permit and a state permit to discharge wastewater into state waters. In addition, Texas has state environmental programs that supplement and operate independently of the federal environmental programs. Texas has established its own program for the regulation of municipal and industrial solid wastes under the Texas Solid
Waste Disposal Act. Steel's operations generate wastes that are regulated as industrial solid waste under this program.

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

WATER quality is governed by the federal Clean Water Act, implemented by the EPA, and the state Water Code, and implemented by the TNRCC. Steel is required to have two separate permits to discharge wastewater from each of its outfalls: a National Pollution Discharge Elimination System (NPDES) permit issued by the EPA and a wastewater discharge permit issued by the TNRCC. The regulatory emphasis on wastewater is directed at the control of effluent toxicity. Steel is also required to have a NPDES permit to discharge storm water that is not commingled with wastewater. Steel's storm water discharges are permitted through the EPA's NPDES General Permit for Storm Water Discharges Associated With Industrial Activities.

In the process of manufacturing low alloy carbon grade steel and fabricating steel pipe and tube, Steel generates wastewater which contains certain contaminants from the process. Steel is authorized by both a state and a federal permit to discharge its wastewater to either of two receiving water bodies, Ellison Creek Reservoir or Big Cypress Creek. Each permit contains effluent limitations for the contaminants of concern that might be present in Steel's wastewater. The effluent limitations are usually the same in both permits, but if not, the more stringent limitations apply to Steel's wastewater. To comply with these limitations, Steel treats its wastewater before discharge. The permits require that Steel regularly monitor the concentrations of the contaminants of concern in its effluent on a regular basis and report the monitoring results to the TNRCC and the EPA.

Steel's state wastewater discharge permit was renewed effective August 1, 1994, for a five-year term. Steel is in substantial compliance with that permit. Although the levels of contaminants in the discharge occasionally exceed the permit limitations, Steel does not believe that these instances will have any material consequences to Steel. The only potential issue is the possibility that the TNRCC will amend Steel's permit to include a whole effluent toxicity
(WET) limit. WET is measured by exposing freshwater organisms, such as fathead minnow larvae, to various concentrations of effluent for seven days and then determining the weight and survival of the test organisms. A WET limit is a legally enforceable limit in a permit that is based on the survival of the test organism in a stated concentration of the effluent. Without appropriate modifications to the standard chronic WET test method, Steel does not believe that, based on existing data, its effluent would be in compliance with a WET limit during the colder months of the year. The existing data indicate that a naturally occurring pathogenic bacteria in Steel's effluent and raw water causes a failure of the WET test during the colder months of the year. Based upon the extensive studies conducted to date, the test failure does not appear to be due to Steel's processes. Steel is working to develop a modification of the standard WET test method that would be acceptable to both the company and the TNRCC.

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

Steel has also filed a Petition for Review challenging the rulemaking in which the EPA adopted the WET test methods. If Steel receives a satisfactory settlement with the EPA or prevails at trial, the WET limit issue should be resolved.

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

Solid waste, some of which is now classified as hazardous, has been generated by Steel since it began operation. As with similar mills in the industry, Steel's EAF generates dust containing lead, chromium, and cadmium. Until 1988, Steel disposed of the EAF dust and other wastes in on-site management units. Steel is registered as a large quantity generator and only stores hazardous waste on-site for periods less than ninety (90) days. Hazardous wastes, and most nonhazardous wastes are now shipped off-site to commercial facilities for disposal or reclamation. EAF dust has been recycled for metals recovery since 1991.

In the past, Steel operated solid waste management units for the storage and disposal of nonhazardous and hazardous wastes. These sites include four land-based RCRA waste management units and a fifth site which predates RCRA. In 1996, Steel received TNRCC approval of a closure plan for the site not subject to RCRA (a pond previously used for storing an acidic waste) and plans to close it as a nonhazardous facility. Closure is scheduled to begin during 1997. Two sites subject to RCRA (the plant's landfill and a site that received air pollution sludge) have been closed as hazardous waste landfills in accordance with requirements of RCRA and corresponding state regulations. These sites are subject to post-closure care obligations, including groundwater monitoring, for up to 30 years. The remaining two sites have been closed by a combination of removal ("clean closure") and conversion to nonhazardous landfills in accordance with requirements of RCRA and corresponding state regulations. In 1996, TNRCC accepted the closure certifications for all four units and released the clean-closed unit from further RCRA requirements. The TNRCC will issue Steel a permit for the facilities requiring post-closure care. Steel estimates the actual cost of post-closure care to be approximately $1 million.

ITEM 2.   PROPERTIES

Steel conducts its operations at facilities on a 2,000-acre site in East Texas. The original facilities, constructed in the 1940's and 1950's have been expanded and modernized, and include two electric arc furnaces (EAF) equipped with oxy-fuel burners with a combined capacity of approximately 575,000 ingot tons per year; two rolling mills, a "two-high" mill that rolls the EAF ingots into slabs and a "four-high" single stand reversing Steckel mill that produces flat rolled coils; two pipe welding mills; six draw benches, including the largest specialty tubing drawbench in the United States; heat treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which tubular goods are threaded and couplings are applied; and various support facilities including a shortline railroad and other transportation and storage facilities. Steel's and LST's headquarters are located in leased facilities in Dallas, Texas.

Steel's annual productive capacity approximates 480,000 slab tons, 1,250,000 flat rolled tons, and 1,000,000 welded pipe tons. In 1996, the specialty tubing facilities operated at near 100% of capacity until the expansion of these facilities was completed late in the third quarter, while the rolling mills, pipe mills, and EAF's generally operated at 85% of capacity. Based on generally available market data, Steel believes it now has the largest DOM specialty tubing production capacity in the United States.

In addition to the manufacturing facilities, Steel owns 8,250 acres in Texas which were purchased primarily for iron ore or coal reserves, and Steel owns mineral interests in an additional 12,000 acres in Oklahoma and 60,000 acres in Texas. No minerals have been recovered from these properties for many years because their use is no longer required in Steel's operations. Steel owns oil and gas interests in an additional 9,400 acres in Texas.


ITEM 3.   LEGAL PROCEEDINGS

Management does not believe, based upon analysis of known facts and circumstances and reports from legal counsel, that any pending legal proceeding will have a material adverse effect on the financial condition of LST and its subsidiaries taken as a whole.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

LST's Common Stock trades on Nasdaq National Market System under the symbol LSST. The following table summarizes the range of trading prices by quarter for the last two years (in $):

                               First          Second       Third         Fourth
                               -----          ------       -----         ------
1996       High                11 5/8         12 7/8      17 1/4         18 7/8
           Low                  8 7/8         10 3/8          11         13 5/8
1995       High                     8          9 1/8      10 1/4         11 1/4
           Low                  6 1/2          7 1/8       7 5/8          7 1/2

As of January 31, 1997, LST had approximately 4,700 common shareholders of record. LST has paid no dividends on its Common Stock since becoming a public company.

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


ITEM 6.   SELECTED FINANCIAL DATA

                                                 ($ in millions, except share and employee data)
                                                    1996     1995     1994     1993     1992
                                                   -----    -----    -----    -----    -----
Oilfield products revenues                         371.0    241.6    196.6    197.0    159.3
Specialty tubing products revenues                 109.8    115.2     94.8     72.7     66.6
Flat rolled and other tubular revenues              68.2     69.0     65.6     62.8     51.7
                                                   -----    -----    -----    -----    -----
  Total revenues                                   549.0    425.8    357.0    332.5    277.6

Gross earnings                                      48.2     26.2     12.8      6.3      8.7
Selling, general, and administrative expenses      (16.4)   (14.6)   (16.2)   (16.9)   (17.6)
                                                   -----    -----    -----    -----    -----
Operating earnings (loss)                           31.8     11.6     (3.4)   (10.6)    (8.9)
Interest income                                      4.4      5.8      4.3      0.9      0.3
Interest expense                                    (6.8)    (8.7)    (8.2)    (7.0)    (5.8)
Other income, net                                   (0.1)     2.4      2.5      0.3      2.7
Minority interest                                   (3.8)    (1.5)     1.0      2.3      1.3
                                                   -----    -----    -----    -----    -----
Earnings (loss) from continuing operations          25.5      9.6     (3.8)   (14.1)   (10.4)

Net earnings (loss)                                 24.9      9.6      1.2     (7.2)     0.1
Net earnings (loss) per common share                 1.19     0.46    (0.04)   (0.35)    0.01
Shares outstanding (millions)                       20.7     20.5     20.4     20.3     20.3



Current assets                                     206.6    194.5    180.8    235.6     87.0
  Total assets                                     396.0    357.7    345.7    411.2    364.1

Current liabilities                                 74.7     53.5     53.4     57.9     41.5
  Total liabilities                                267.2    255.5    249.6    267.8    207.2

Shareholders' equity                               128.8    102.2     96.1    143.4    156.9

Capital expenditures                                20.0     14.9      7.0      5.8     11.5
Depreciation                                        11.8     11.4     11.4     11.0      9.4
Employees                                          1,941    1,696    1,592    1,688    1,560

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

                                    OVERVIEW

LST's revenues are derived from Steel's three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services.

PRODUCTS AND MARKETS. The oilfield products business includes the manufacture and marketing of OCTG, the casing and tubing used in oil and gas well drilling and production, and line pipe that is used to gather and transport oil and gas from the well site to storage or refining facilities. Steel is one of the largest domestic producers and suppliers of OCTG, based on data compiled by the American Iron & Steel Institute. OCTG represents over three-fourths of Steel's oilfield products volume as measured in tonnage, and exports have ranged from approximately 7% to 13% of this segment's shipments during the last three years.

Demand for oilfield products is generally affected by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. A key indicator of domestic demand is the average number of drilling rigs operating in the United States which, during the last three years, has been historically low. According to Baker Hughes, the average United States rig counts in 1996, 1995, and 1994 were 779, 723, and 775, respectively. Demand is also affected by the amount of oilfield products imported into this country as well as available industry inventories. Imported OCTG represented approximately 14% of the total supply in 1996 and 1995, as compared to 24% in 1994. A reduction of imported OCTG from levels experienced in the 1992 to 1994 period resulted from the imposition of protective tariffs on certain foreign countries in 1995. These trade tariffs, which were intended to promote an equitable trade environment, remained in effect during 1996. The effect of available inventory has not been a factor in the marketplace in the past three years but could increase in significance if OCTG mills operate at their full productive capacity for an extended period of time. The volatility of oil and gas prices creates uncertainty with respect to the timing and extent of increased activity in the energy sector. This affects customer confidence in the longer term outlook for energy prices and as a result some drilling projects may be deferred. However, international markets strengthened considerably in 1996 as long-postponed exploration and production projects were started. This trend is expected to continue in 1997 as companies engaged in exploration and production continue to seek large reserves in the international arena.

Steel's specialty tubing products segment includes two product groups: DOM tubing and as-welded tubing. Specialty tubing consists of a wide array of high-quality, custom-made steel tubular products requiring critical tolerances, precise dimensional control, and special metallurgical properties. These products are used in the further manufacture of automotive, construction, and other industrial equipment such as hydraulic cylinders, stabilizer tubes and intrusion devices, and machine parts.

Specialty tubing is used in a wide range of industrial applications and, therefore, demand is sensitive to general economic conditions. Demand was down slightly in 1996; however, open orders were up 14% at year-end as compared to year-end 1995. International shipments of DOM specialty tubing were 19%, 15%, and 17% of shipments in 1996, 1995, and 1994, respectively.

Steel's participation in the flat rolled steel commodity market is generally concentrated in the southwestern region of the United States and is affected by factors such as price, capacity utilization, and raw material costs. Flat rolled steel produced by Steel is primarily used by Steel in the manufacture of tubular products but is also sold to customers for the manufacture of a variety of commercial and industrial products. Flat rolled steel is sold in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions.

MANUFACTURING. The manufacture of Steel's products is capital intensive. Utilization rates have risen significantly during 1996 at Steel's manufacturing facilities. The level of production volume through Steel's various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of raw materials, including scrap steel, steel slabs, electricity, and natural gas. Steel has entered into certain marketing alliances and manufacturing arrangements with unrelated companies involving the processing of flat rolled steel provided by Steel into tubular products which provides Steel access to additional manufacturing capacity.

The completion of Steel's expansion of its specialty tubing facility gives it what it believes to be the largest DOM manufacturing capacity within the United States. With the placement of orders for steel coil slitting and handling equipment, commitments under Steel's 1995 to 1997 $46 million capital expenditure program are substantially completed. This equipment is intended to give Steel the ability to obtain and use a wider range of coils in its production process, thereby increasing Steel's flexibility in procuring the most economical raw materials. Steel is embarking on a new capital expenditure program for approximately $47 million designed to improve quality and lower costs and intends to implement this program in the 1997 to 1998 period with financing obtained from operating cash flows and available borrowings under Steel's revolving credit facility.


                              RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of earnings are as follows:

                                                                     ($ in millions)
                                                           1996           1995          1994
                                                      -----------    -----------    -----------
                                                        $      %       $      %       $      %
                                                      -----   ---    -----  ---     -----   ---
Oilfield products revenues                            371.0    68    241.6    57    196.6    55
Specialty tubing products revenues                    109.8    20    115.2    27     94.8    27
Flat rolled steel and other tubular revenues           68.2    12     69.0    16     65.6    18
                                                      -----   ---    -----  ---     -----   ---
Consolidated net revenues                             549.0   100    425.8   100    357.0   100
                                                      -----   ---    -----  ---     -----   ---
                                                      -----   ---    -----  ---     -----   ---


Shipments of products by segment are as follows:

                                                                       (in tons)
                                                          1996           1995          1994
                                                         -------        -------       -------
Oilfield products                                        545,300        363,600       311,600
Specialty tubing products                                101,500        103,600        89,200
Flat rolled steel and other tubular products             195,800        190,900       193,900
                                                         -------        -------       -------
Total tons shipped                                       842,600        658,100       594,700
                                                         -------        -------       -------
                                                         -------        -------       -------


1996 COMPARED WITH 1995

NET REVENUES increased 28.9% to $549.0 million in 1996 from $425.8 million in 1995. Net revenues of oilfield products increased 53.6% to $371.0 in 1996 from $241.6 million in 1995. Shipment volumes and prices increased in 1996 from 1995 levels by 50% and 2.4%, respectively, as the average domestic rig count increased to 779 in 1996 from 723 in 1995.

As in 1995, demand for Steel's OCTG was favorably impacted due to the reduction in imported OCTG resulting from the continuation of protective tariffs on imported products from certain countries, and by the types of drilling being conducted, such as deep water drilling in the Gulf of Mexico, which increased the industry's requirements for larger diameter, higher grade products for which Steel is most competitive.

Specialty tubing products net revenues decreased by 4.7% to $109.8 million in 1996 from $115.2 million in 1995 primarily attributable to weak demand from steel service centers which was partially offset by increased demand from automobile manufacturers. For the specialty tubing product group, 1996 shipment volume and price decreased by 2.0% and 2.7%, respectively.

Flat rolled and other tubular products net revenues were down 1.2% to $68.2 million in 1996 from $69.0 million in 1995 due to lower average selling prices.

GROSS EARNINGS improved 84.0% to $48.2 million in 1996 from $26.2 million in 1995. This was attributable to increased shipments and prices of oilfield products and a 12.2% decrease in the cost of steel slabs.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES increased to $16.4 million in 1996 from $14.6 million in 1995, primarily due to additional sales expenses as product sales increased and additional spending to modernize management information systems.

INTEREST INCOME was $1.4 million less in 1996 than in 1995 as short-term interest rates were lower on the average in 1996 than in 1995.

INTEREST EXPENSE for 1996 decreased $1.9 million from $8.7 million in 1995, reflecting average lower borrowings in 1996 on Steel's revolving credit facility compared to 1995.

OTHER INCOME, NET. Net other loss in 1996 consisted of miscellaneous items totaling of $0.1 million. Net other income in 1995 was $2.4 million and included $3.0 million from the gain on sale of approximately 9,400 acres of land in East Texas.

NET EARNINGS for 1996 were $24.9 million or $1.19 earnings per share. Earnings from continuing operations were $25.5 million for 1996. For 1995, net earnings and earnings from continuous operations were both $9.6 million or $0.46 earnings per share.


1995 COMPARED WITH 1994

NET REVENUES increased 19.3% to $425.8 million in 1995 from $357.0 million in 1994. Oilfield products revenues increased 22.9% to $241.6 in 1995 from $196.6 million in 1994. Although the average domestic rig count declined to 723 in 1995 from 774 in 1994, shipment volumes and prices increased in 1995 from 1994 levels by 16.7% and 5.3%, respectively.

Specialty tubing products net revenues increased 21.5% to $115.2 million in 1995 from $94.8 million in 1994 as volumes increased 16.1% and prices improved 4.6% in 1995. These increases were due to improvement in the domestic general economy.

Flat rolled and other tubular products net revenues were up 5.2% in 1995 to $69.0 million from $65.6 million in 1994 due to higher average selling prices.

GROSS EARNINGS improved 105% to $26.2 million in 1995 from $12.8 million in 1994. This was primarily attributable to increased shipments and prices of oilfield and specialty tubing products. However, increases in raw materials, principally a 9% increase in the cost of scrap steel and steel slabs, offset some of these margin improvements.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES decreased 9.9% to $14.6 million in 1995 from $16.2 million in 1994, primarily due to lower legal and consulting fees.

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

NET EARNINGS and earnings from continuing operations for 1995 were both $9.6 million or $0.46 earnings per share. For 1994, there was a loss from continuing operations of $3.8 million, or $0.19 loss per share. After a $5.0 million gain on sale of discontinued operations, net earnings in 1994 were $1.2 million, and after a $0.10 per share downward adjustment for the redemption of preferred stock, the 1994 amount available to common shareholders was a $0.04 net loss per share.


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

At December 31, 1996, LST had available cash, short-term investments and marketable securities totaling $67.2 million. These available funds were reduced in January 1997 when LST acquired all of the outstanding common stock, preferred stock and warrants held by other shareholders of Steel for $25 million in cash, making Steel a wholly owned subsidiary of LST. As a result all 1,000 outstanding common shares of Steel are owned by LST.

As of January 1997, all outstanding shares of Steel's Series A Preferred stock are owned by LST. This stock has a stated value of $100,000 per share and pays
dividends quarterly at a rate of 6% per year.   The preferred stock is required
to be redeemed by Steel, unless earlier redeemed or converted, on January 3, 2002, in cash, at the designated value plus any unpaid dividends. Prior to redemption of the stock, dividends may be paid in cash, although currently prohibited by the terms of the revolving credit agreement, or in additional preferred shares, which is permitted. To date, quarterly dividends have been paid in additional preferred shares. These preferred shares are convertible into Steel common stock prior to redemption at the rate of one share of common stock for each $10,000 of designated value (subject to antidilution provisions).

LST periodically purchases steel slabs which are consigned to Steel for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material. Steel pays LST as the slabs are used. This program's structure is consistent with those previously established with third parties. During 1996, LST's slab purchases amounted to approximately $64 million.

In November 1993, LST sold the stock of AFB, one of its operating subsidiaries, to Guaranty Federal Bank, F.S.B. (GFB). The sale price was $155.7 million; of that, LST received $135.7 million in cash on the date of the sale and $5 million in November 1994 and $15 million remains in escrow to pay for certain claims that may be made by GFB pursuant to the sale agreement. To date, LST has not paid any claims, but approximately $8 million in claims are pending. Revenue recognition on the escrowed amounts has been deferred and will be recognized as gain from discontinued operations as funds are released from escrow.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings.

Steel has a revolving credit agreement under which it can borrow the lesser of $72.5 million or an amount based upon eligible accounts receivable and inventories that secure the borrowings. The credit line will increase by $2.5 million in March 1997 and March 1998. At December 31, 1996, borrowings totaled $37.8 million on an available borrowing base of $72.1 million. The interest rate on borrowings was prime plus 0.75% which, at year-end, was 9.0%. The interest rate will reduce to 0.25% over the prime rate effective February 1997. Steel also pays a fee of 0.5% on the unused portion of the credit facility. The agreement, which extends to March 1999, contains various restrictive covenants, including requirements to maintain minimum net worth levels and meet other financial ratios.

Steel believes that funds generated by operations and its borrowing capacity under the revolving credit agreement will provide the liquidity necessary to fund its cash requirements during 1997.

LST has outstanding $50 million, 8% convertible subordinated debentures which are due in 2002 and may be converted at any time into shares of LST common stock at the holders' option. The conversion price is $24.25 per share, subject to antidilution provisions.

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


                           FORWARD LOOKING INFORMATION

The statements included in this Annual Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, but not limited to, industry and market conditions, environmental liabilities, competitive pricing, practices and conditions, availability and pricing of raw materials, fluctuations in prices of crude oil and natural gas, the trade environment, the impact of current and future laws and governmental regulations (particularly environmental laws and regulations) and other factors discussed in this Annual Report and in other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                           Page
                                                                           ----
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . 18
Consolidated Statements of Earnings,
         for the years ended December 31, 1996, 1995, and 1994 . . . . . . . 19
Consolidated Balance Sheets at December 31, 1996 and 1995. . . . . . . . . . 20
Consolidated Statements of Cash Flows,
         for the years ended December 31, 1996, 1995, and 1994 . . . . . . . 21
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 22
Schedule I - Condensed Financial Information of Registrant . . . . . . . . . 34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Lone Star Technologies, Inc.
(LST):

We have audited the accompanying consolidated balance sheets of LST (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the three years ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of LST's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LST and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

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





Dallas, Texas,
January 23, 1997

                                         LONE STAR TECHNOLOGIES, INC.
                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                       (IN MILLIONS, EXCEPT SHARE DATA)

                                                                             For the Years Ended December 31,
                                                                             --------------------------------
                                                                               1996        1995         1994
                                                                             -------     -------      -------
Net revenues                                                                 $ 549.0     $ 425.8      $ 357.0
Cost of goods sold                                                            (500.8)     (399.6)      (344.2)
                                                                             -------     -------      -------
  Gross earnings                                                                48.2        26.2         12.8
Selling, general, and administrative expenses                                  (16.4)      (14.6)       (16.2)
                                                                             -------     -------      -------
  Operating earnings (loss)                                                     31.8        11.6         (3.4)
Interest income                                                                  4.4         5.8          4.3
Interest expense                                                                (6.8)       (8.7)        (8.2)
Other income (loss), net                                                        (0.1)        2.4          2.5
Minority interest in Steel                                                      (3.8)       (1.5)         1.0
                                                                             -------     -------      -------
  Earnings (loss) from continuing operations before income tax                  25.5         9.6         (3.8)
Income tax                                                                      (0.6)          -            -
                                                                             -------     -------      -------
  Earnings (loss) from continuing operations                                    24.9         9.6         (3.8)
Gain on sale of discontinued operations                                            -           -          5.0
                                                                             -------     -------      -------
  NET EARNINGS                                                               $  24.9     $   9.6      $   1.2
                                                                             -------     -------      -------
                                                                             -------     -------      -------

Per common share:
  Earnings (loss) from continuing operations                                 $  1.19     $  0.46      $ (0.19)
  Earnings from and gain on sale of discontinued operations                        -           -         0.25
                                                                             -------     -------      -------
  Earnings before adjustment for redemption of Series A Preferred stock         1.19        0.46         0.06
  Adjustment for redemption of Series A Preferred stock                            -           -        (0.10)
                                                                             -------     -------      -------
  NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                       $  1.19     $  0.46      $ (0.04)
                                                                             -------     -------      -------
                                                                             -------     -------      -------

  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    20.9        20.6         20.4
                                                                             -------     -------      -------
                                                                             -------     -------      -------

See accompanying notes.

                         LONE STAR TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  December 31,
                                                              -------------------
                                                               1996         1995
                                                              ------       ------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $ 27.3       $ 40.0
   Short-term investments                                       20.1         32.6
   Accounts receivable, net                                     80.0         64.2
   Current inventories, net                                     76.4         55.7
   Other current assets                                          2.8          2.0
                                                              ------       ------
 TOTAL CURRENT ASSETS                                          206.6        194.5

 Marketable securities                                          19.8            -
 Property, plant, and equipment, net                           139.9        132.8
 Other noncurrent assets                                        29.7         30.4
                                                              ------       ------
TOTAL ASSETS                                                  $396.0       $357.7
                                                              ------       ------
                                                              ------       ------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Accounts payable                                           $ 44.8       $ 33.0
   Accrued liabilities                                          29.6         19.2
   Current portion of long-term debt                             0.3          1.3
                                                              ------       ------
  TOTAL CURRENT LIABILITIES                                     74.7         53.5
                                                              ------       ------

  Long-term debt                                                87.8         95.4
  Postretirement benefit obligations                            41.8         46.1
  Other noncurrent liabilities                                  45.8         48.8
  Minority interest in Steel                                    17.1         11.7
                                                              ------       ------
TOTAL LIABILITIES                                              267.2        255.5
                                                              ------       ------

Commitments and Contingencies (See Note I)                         -            -

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value
   (authorized:  10,000,000 shares, issued: none)                  -            -
  Common stock, $1 par value
   (authorized:  40,000,000 shares, issued: 20,683,261
    20,556,816 respectively)                                    20.7         20.5
  Capital surplus                                              160.1        159.5
  Minimum pension liability adjustment                          (6.8)        (7.7)
  Retained deficit                                             (44.3)       (69.2)
  Treasury stock (48,616 shares), at cost                       (0.9)        (0.9)
                                                              ------       ------
TOTAL SHAREHOLDERS' EQUITY                                     128.8        102.2
                                                              ------       ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $396.0       $357.7
                                                              ------       ------
                                                              ------       ------

See accompanying notes.
                                           20

                         LONE STAR TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In millions)

                                                                  For the Years Ended December 31,
                                                                 ---------------------------------
                                                                    1996        1995        1994
                                                                 ---------   ---------   ---------

BEGINNING CASH AND CASH EQUIVALENTS                              $    40.0   $    41.8   $   140.4
                                                                 ---------   ---------   ---------
                                                                 ---------   ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings (loss) from continuing operations                          24.9         9.6        (3.8)
  Minority interest in Steel                                           3.8         1.5        (1.0)
  Depreciation and amortization                                       11.8        11.4        11.4
  Accounts receivable, net                                           (15.8)       (9.3)      (10.8)
  Current inventories, net                                           (20.7)      (14.3)        7.0
  Accounts payable and accrued liabilities                            22.2         -          (4.6)
  Other                                                               (6.6)       (3.7)       (0.4)
                                                                 ---------   ---------   ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      19.6        (4.8)       (2.2)
                                                                 ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (20.0)      (14.9)       (7.0)
  Short-term investments                                              12.5         8.4       (41.0)
  Sale of discontinued operations                                      -           -           5.0
  Marketable securities                                              (19.8)        -           -
  Proceeds from sale of assets                                         1.5         4.5         2.0
                                                                 ---------   ---------   ---------
NET CASH USED BY INVESTING ACTIVITIES                                (25.8)       (2.0)      (41.0)
                                                                 ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under revolving credit agreement           (7.3)        6.1        (2.8)
  Redemption of Series A preferred stock and payment of dividend       -           -         (51.7)
  Installment note repayment                                          (1.3)       (1.2)       (1.0)
  Minority interest contributions for preferred stock in Steel         1.3         1.0         -
  Acquisition of minority interest                                     -          (1.6)        -
  Issuance of common stock                                             0.8         0.7         0.1
                                                                 ---------   ---------   ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (6.5)        5.0       (55.4)
                                                                 ---------   ---------   ---------

Net decrease in cash and cash equivalents                            (12.7)       (1.8)      (98.6)
                                                                 ---------   ---------   ---------

ENDING CASH AND CASH EQUIVALENTS                                 $    27.3   $    40.0   $    41.8
                                                                 ---------   ---------   ---------
                                                                 ---------   ---------   ---------


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Lone Star Technologies, Inc. (LST) is a management and holding company whose principal operating subsidiary, Lone Star Steel Company (Steel), manufactures and globally markets oilfield products to the oil and gas drilling industry, specialty tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets.


ACCOUNTING POLICIES - NOTE A

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of LST and its subsidiaries. Intercompany transactions are eliminated in consolidation. Gain from discontinued operations in 1994 relates to the sale of American Federal Bank.

CASH, INVESTMENTS, AND MARKETABLE SECURITIES. LST's cash equivalents include U.S. government and related agencies obligations and corporate debt instruments rated A-1, P-1 or higher with original maturities of less than three months. Short-term investments consist of U.S. government and related agencies debt obligations and corporate debt instruments with maturities at purchase greater than three months and up to one year. Marketable securities consist of U. S. government and related agencies debt obligations with maturities greater than one year and up to two years. LST's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At December 31, 1996, LST's cash equivalents, short-term investments and marketable securities, which had a carrying amount that approximated market value, consisted of $63.6 million in U.S. government and related agencies obligations and $3.6 million in corporate debt instruments at amortized cost.

INVENTORIES of Steel are stated at the lower of cost (principally last-in, first-out "LIFO") or market value and include raw materials, labor, and overhead. Inventories at LST are stated at the lower of cost (principally first-in, first-out "FIFO") or market value and consist of steel slabs.

PROPERTY, PLANT, AND EQUIPMENT are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of depreciable assets. Long-lived assets including property, plant and equipment are periodically evaluated in accordance with Statement of Financial Accounting Standards No. 121 to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recorded.

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

LINES OF BUSINESS AND CURRENT OPERATING ENVIRONMENT - NOTE B

Steel serves three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services. Oilfield products are comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry. Specialty tubing products consist of Drawn Over Mandrel tubing (DOM) and as-welded tubing that are manufactured and marketed globally to automotive, fluid power, and other markets for various mechanical applications. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets.

                                                Years ended December 31,
                                               ($ in millions; unaudited)
                                             1996         1995          1994
                                           -------      -------      -------

OILFIELD PRODUCTS
  Net revenues                             $ 371.0      $ 241.6      $ 196.6
  Operating earnings (loss)                   17.2         (3.1)       (10.3)
  Identifiable assets                        208.5        163.7        145.0
  Capital expenditures                         8.7          6.9          4.2
  Depreciation and amortization            $   8.1      $   6.9      $   6.7

SPECIALTY TUBING PRODUCTS
  Net revenues                             $ 109.8      $ 115.2      $  94.8
  Operating earnings                          17.7         17.3         10.7
  Identifiable assets                         83.3         79.4         71.4
  Capital expenditures                        11.0          7.5          2.6
  Depreciation and amortization            $   2.9      $   3.3      $   3.3

FLAT ROLLED AND OTHER TUBULAR PRODUCTS
  Net revenues                             $  68.2      $  69.0      $  65.6
  Operating earnings (loss)                   (1.6)        (0.8)        (1.5)
  Identifiable assets                         23.1         28.1         30.3
  Capital expenditures                         0.3          0.5          0.2
  Depreciation and amortization            $   0.8      $   1.2      $   1.4

CORPORATE AND OTHER NON-SEGMENTS
  Net revenues                             $   -        $   -        $   -
  Operating earnings (loss)                   (1.5)        (1.8)        (2.3)
  Identifiable assets                      $  81.1      $  86.5      $  99.0

TOTAL FROM CONTINUING OPERATIONS
  Net revenues                             $ 549.0      $ 425.8      $ 357.0
  Operating earnings (loss)                   31.8         11.6         (3.4)
  Total assets                               396.0        357.7        345.7
  Capital expenditures                        20.0         14.9          7.0
  Depreciation and amortization            $  11.8      $  11.4      $  11.4

Sales of oilfield products are greatly impacted by the level of domestic oil and gas drilling, which in turn is primarily dependent on oil and natural gas prices. Because of the volatility of both prices and drilling activity as well as other factors, such as competition from foreign imports, demand for these steel products can be subject to significant fluctuations.

Steel's specialty tubing products segment includes two product groups: DOM tubing and as-welded tubing. Specialty tubing consists of a wide array of high-quality, custom-made steel tubular products requiring critical tolerances, precise dimensional control, and special metallurgical properties. Specialty tubing is used in a wide range of industrial applications and, therefore, demand is sensitive to general economic conditions.

Steel's participation in the flat rolled steel commodity market to some extent involves its excess capacity for flat rolled steel as related to the manufacture of its oilfield and specialty tubing products and certain cost considerations associated with its total manufacturing operations. Steel's flat rolled steel commodity market is generally concentrated in the southwestern region of the United States. Flat rolled steel is sold in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions.

Steel's primary manufacturing facilities are located in East Texas. Raw materials and supplies, principally scrap steel and steel slabs, used in the manufacture of the Company's products have historically been readily available from various competitive sources. The manufacture of these products uses several common facilities and shares administrative support. Accordingly, the segment information contains certain costs and assets which are allocated and may not reflect each line of business as if it were operated separately.

Steel's principal market is domestic, although the Company also sells into international markets. The majority of sales of tubular products occur through networks of sales distributors, although some tubular product sales and most flat rolled steel sales are made directly to end users. Sales to the largest oilfield products customer were approximately 10% of net revenues in 1996, 1995, and 1994. Sales to another significant customer of flat rolled steel and other tubular products were approximately 9%, 12%, and 12% of net revenues for 1996, 1995, and 1994, respectively. Direct foreign revenues as a percent of total revenues were approximately 9% of the total in 1996 and 1995, and 7% in 1994.

Of Steel's total labor force, 69% are represented by three collective bargaining agreements. The majority of union workers are represented by the United Steelworkers of America under a contract signed in May 1996, which expires on May 31, 2001, with a provision to reopen the contract for wages but not other benefit or work conditions after May 31, 1999.

ADDITIONAL BALANCE SHEET INFORMATION - NOTE C

                                                             ($ in millions)
                                                             1996       1995
                                                           -------    -------
INVENTORIES
  Finished goods                                           $  28.1    $  35.2
  Work in process                                             62.2       46.7
  Raw materials                                                7.5        3.1
  Materials, supplies, and other                              25.3       24.6
                                                           -------    -------
    Total inventories before LIFO valuation reserve          123.1      109.6
  Reserve to reduce inventories to LIFO value                (36.5)     (43.7)
                                                           -------    -------
    Total inventories                                         86.6       65.9
  Amount included in other noncurrent assets                 (10.2)     (10.2)
                                                           -------    -------
    Net current inventories                                $  76.4    $  55.7
                                                           -------    -------
                                                           -------    -------
PROPERTY, PLANT, AND EQUIPMENT
  Land and land improvements                               $  11.1    $  11.6
  Buildings, structures, and improvements                     13.0       12.9
  Machinery and equipment                                    275.9      260.4
  Construction in progress                                     9.6        8.8
                                                           -------    -------
    Total property, plant, and equipment                     309.6      293.7
  Less accumulated depreciation and amortization            (169.7)    (160.9)
                                                           -------    -------
    Property, plant, and equipment, net                    $ 139.9    $ 132.8
                                                           -------    -------
                                                           -------    -------
OTHER NONCURRENT ASSETS
  Funds held in escrow                                     $  15.0    $  15.0
  Inventory (supplies and spare parts)                        10.2       10.2
  Other                                                        4.5        5.2
                                                           -------    -------
    Total other noncurrent assets                          $  29.7    $  30.4
                                                           -------    -------
                                                           -------    -------
ACCRUED LIABILITIES
  Accrued compensation                                     $   7.7    $   6.4
  Property taxes                                               3.3        3.1
  Warranty reserves                                            2.6        2.1
  Environmental reserves                                       2.0        1.0
  Pension obligations                                          4.5        2.0
  Other                                                        9.5        4.6
                                                           -------    -------
    Total accrued liabilities                              $  29.6    $  19.2
                                                           -------    -------
                                                           -------    -------
OTHER NONCURRENT LIABILITIES
  Environmental reserves                                   $  13.1    $  15.2
  UMWA obligations                                             9.7       10.0
  Deferred gain on sale of discontinued operations            15.0       15.0
  Other                                                        8.0        8.6
                                                           -------    -------
    Total other noncurrent liabilities                     $  45.8    $  48.8
                                                           -------    -------
                                                           -------    -------

The Coal Industry Retiree Health Benefit Act of 1992 ("Act") created a benefit plan fund to provide medical and death benefits to certain United Mine Workers of America ("UMWA") retirees and eligible dependents. Steel is required to pay premiums assessed annually under the Act for the benefit of former employees who worked in Steel's now-discontinued coal mining operations. A liability has been recorded for the total estimated future payments related to this Act. Steel is making these payments under protest.

Accounts receivable is stated net of allowance for doubtful accounts of $1.4 million and $1.5 million at December 31, 1996 and 1995, respectively. Approximately $116.8 million and $97.6 million of total inventories before LIFO valuation reserves were accounted for on the LIFO basis at December 31, 1996 and 1995, respectively. Non-LIFO inventories are stated at the lower of average cost or market. The total inventories before LIFO valuation reserves approximate replacement cost of the inventories.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - NOTE D

                                                                           ($ in millions)
                                            ------------------------------------------------------------------------
                                                                            Minimum
                                             Series A                       Pension
                                            Preferred   Common   Capital    Liability   Retained    Treasury
                                              Stock      Stock   Surplus   Adjustment   (Deficit)     Stock    Total
                                            ---------   ------   -------   ----------   ---------   --------   -----
Balance, December 31, 1993                     49.6      20.4     158.8       (6.6)       (77.9)      (0.9)    143.4
Employee benefit plan stock issuance            -         -         0.1        -            -          -         0.1
Pension liability adjustment                    -         -         -          3.1          -          -         3.1
Redemption of preferred stock                 (49.6)      -         -          -           (2.1)       -       (51.7)
Net earnings                                    -         -         -          -            1.2        -         1.2
                                              -----      ----     -----       ----        -----       ----     -----
Balance, December 31, 1994                      -        20.4     158.9       (3.5)       (78.8)      (0.9)     96.1
Employee benefit plan stock issuance            -         0.1       0.6        -            -          -         0.7
Pension liability adjustment                    -         -         -         (4.2)         -          -        (4.2)
Net earnings                                    -         -         -          -            9.6        -         9.6
                                              -----      ----     -----       ----        -----       ----     -----
Balance, December 31, 1995                      -        20.5     159.5       (7.7)       (69.2)      (0.9)    102.2
Employee benefit plan stock issuance            -         0.2       0.6        -            -          -         0.8
Pension liability adjustment                    -         -         -          0.9          -          -         0.9
Net earnings                                    -         -         -          -           24.9        -        24.9
                                              -----      ----     -----       ----        -----       ----     -----
Balance, December 31, 1996                      -        20.7     160.1       (6.8)       (44.3)      (0.9)    128.8
                                              -----      ----     -----       ----        -----       ----     -----
                                              -----      ----     -----       ----        -----       ----     -----


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

CHANGE IN COMMON SHARES OUTSTANDING:

                                                  Treasury
                                        Issued      Stock     Outstanding
                                      ----------   -------    -----------
Balance, December 31, 1994            20,460,686   (48,616)   20,412,070
  Employee benefit plans                  96,130       -          96,130
                                      ----------   -------    ----------
Balance, December 31, 1995            20,556,816   (48,616)   20,508,200
  Employee benefit plans                 126,445       -         126,445
                                      ----------   -------    ----------
Balance, December 31, 1996            20,683,261   (48,616)   20,634,645
                                      ----------   -------    ----------
                                      ----------   -------    ----------

DEBT - NOTE E

                                                       At December 31,
                                                       ($ in millions)
                                                  1996              1995
                                            ----------------   ---------------
                                            Carrying    Fair   Carrying  Fair
                                             Amount    Value    Amount   Value
                                            --------   -----   --------  -----
LST convertible subordinated debentures       $50.0    $45.0    $50.0    $42.5
Steel revolving credit                         37.8     37.8     45.1     45.1
Steel 48-month installment note                 0.3      0.3      1.6      1.6
                                              -----    -----    -----    -----
  Total debt                                   88.1     83.1     96.7     89.2
   less current installments                   (0.3)    (0.3)    (1.3)    (1.3)
                                              -----    -----    -----    -----
  Total long-term debt                        $87.8    $82.8    $95.4    $87.9
                                              -----    -----    -----    -----
                                              -----    -----    -----    -----

The $50 million, 8% convertible subordinated debentures are due in 2002 and may be converted at any time into shares of LST common stock at the holder's option. The conversion price, initially set at $24.25 per share, is subject to antidilution provisions. Fair value of the debentures is estimated based upon quotation from brokers.

Steel has a revolving credit agreement under which it can borrow the lesser of $72.5 million or an amount based upon eligible accounts receivable and inventories that secure the borrowings. The credit line will increase by $2.5 million in March of each year during 1997 and 1998. At December 31, 1996, borrowings totaled $37.8 million on an available borrowing base of $72.1 million. The interest rate on borrowings was prime plus 0.75% which, at year-end, was 9.0%. The interest rate will reduce to 0.25% over the prime rate effective February 1997. Steel also pays a fee of 0.5% on the unused portion of the credit facility. The agreement, which extends to March 1999, contains various restrictive covenants, including requirements to maintain minimum net worth levels and meet certain financial ratios. Steel's ability to pay cash dividends is, with limited exceptions, prohibited by the agreement and at December 31, 1996, LST's equity in the net assets of Steel was $85.8 million. The agreement also restricts Steel's ability to incur additional indebtedness.

In March 1993, Steel also separately borrowed $4.6 million at 8.08% to be repaid in equal monthly installments through March 1997. At December 31, 1996, the outstanding balance was $0.3 million.

At December 31, 1996, debt maturities are as follows: 1997, $0.3 million; 1998, none; 1999, $37.8 million; 2000, none; 2001, none; and thereafter, $50.0 million.

Cash paid for interest during 1996, 1995, and 1994 was $7.2 million, $8.9 million, and $8.1 million, respectively. Interest of $0.4 million was capitalized into property, plant, and equipment during 1996.

NET EARNINGS PER SHARE - NOTE F

The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents. The numbers of shares used in 1996, 1995, and 1994 were approximately 20.9 million,
20.6 million, and 20.4 million. For all three years, the effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant. Earnings per share in 1994 were adjusted downward by $0.10 to reflect the redemption of Series A Preferred stock, described in Note D.

INCOME TAXES - NOTE G

There was a current income tax expense of $0.6 million in 1996 for federal alternative minimum tax and none in 1995 and 1994. There was no deferred income tax expense or benefit for 1996, 1995, or 1994. A reconciliation of computed income taxes to actual income taxes follows:

                                                                                ($ in millions)
                                                                        1996          1995          1994
                                                                       -----         -----         -----
    Earnings (loss) from continuing operations
         before income tax                                             $25.5         $ 9.6         $(3.8)
    Statutory federal income tax rate                                   35.%          35.%          35.%
                                                                       -----         -----         -----
                                                                       -----         -----         -----
    Income tax expense (benefit) at statutory rate                       8.9           3.4          (1.3)
    Minority interest                                                   (1.3)         (0.5)         (0.3)
    Net operating loss, benefit not recognized (recognized)             (7.0)         (2.9)          1.6
                                                                       -----         -----         -----
         Income taxes                                                  $ 0.6         $ -.          $ -.
                                                                       -----         -----         -----
                                                                       -----         -----         -----

The following table discloses the components of the deferred tax amounts at December 31, 1996 and 1995:

                                                                       ($ in millions)
                                                                     1996          1995
                                                                    ------        ------
DEFERRED TAX ASSETS - temporary differences
     Postretirement benefit accruals                                $ 14.5        $ 14.9
     Environmental reserves                                            5.3           5.5
     UMWA liability                                                    3.5           3.6
     Deferred gains                                                    5.0           4.9
     Other expense accruals and reserves                               7.4           6.5
     Inventories                                                       4.3           6.1
     Other                                                             0.5           0.5
                                                                    ------        ------
         Total deferred tax assets - temporary differences            40.5          42.0
         Net operating loss carryforwards                             86.2          92.3
                                                                    ------        ------
         Total deferred tax assets                                   126.7         134.3
DEFERRED TAX LIABILITY - temporary difference for basis in
         and depreciation of property, plant, and equipment          (35.6)        (35.7)
                                                                    ------        ------
         Net deferred tax assets                                      91.1          98.6
         Less valuation allowance                                    (91.1)        (98.6)
                                                                    ------        ------
         NET DEFERRED TAX AMOUNT                                    $  -.         $  -.
                                                                    ------        ------
                                                                    ------        ------

Valuation allowances were recorded to fully reserve the computed net deferred tax assets due to the uncertainty regarding their future utilization as Steel's revenues and earnings are sensitive to the level of domestic drilling activity.

At December 31, 1996, LST had federal tax net operating loss carryforwards (NOL's) of approximately $246 million, a portion of which may be related to AFB and subject to an agreement with the Federal Deposit Insurance Corporation
(FDIC) whereby LST may be required to pay the FDIC for certain tax benefits.
If not utilized, the NOL's will expire between years 2000 and 2010, and their future availability may be limited if LST or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. LST's common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined, which would limit availability of the NOL's.


EMPLOYEE BENEFIT PLANS - NOTE H

CAPITAL ACCUMULATION PLAN. LST and Steel have defined contribution plans available to substantially all full-time employees under which participants can make voluntary pretax contributions. For nonbargaining unit employees, LST and Steel make matching contributions within specified limits. Steel makes contributions at rates specified under collective agreements for its bargaining unit employees. Steel and LST contributions totaled $0.8 million in 1996 and $0.7 million in 1995 and 1994, respectively.

STOCK OPTION PLAN. LST has a long-term incentive plan which provides for the issuance of up to 2,700,000 shares of common stock to key employees and outside directors through the granting of incentive (the right to grant further incentive options expired in 1995) and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants. The option price is the average of the high and low market price on the date of the grant. Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the one-year anniversary of the grant date and an additional one-fourth becoming exercisable on the same anniversary date over the next three years. If a change of control of LST occurs before an option's fourth anniversary, the option may be exercised in full earlier. Following is a summary of stock option activity during 1996 and 1995:

                                                                                Weighted
                                                                                Average
                                                                                Exercise
                                       Shares Under Option  Price Range ($)     Price ($)
                                       -------------------  ---------------     ---------
     OUTSTANDING, DECEMBER 31, 1993          865,917         2.59 -  17.38        7.54
         Granted in 1994                         -              -      -            -
         Exercised in 1994                   (24,250)        3.06 -   6.81        5.11
         Canceled in 1994                    (17,020)        3.06 -  16.13        9.79
                                            --------        -----    -----       -----
     OUTSTANDING, DECEMBER 31, 1994          824,647         2.59 -  17.38        7.56
         Granted in 1995                     232,500         6.88 -   8.13        7.68
         Exercised in 1995                   (96,130)        3.06 -   8.50        7.17
         Canceled in 1995                    (68,161)        5.88 -  16.13        7.99
                                            --------        -----    -----       -----
     OUTSTANDING, DECEMBER 31, 1995          892,856         2.59 -  17.38        7.60
         Granted in 1996                     105,000        11.06 -  11.06       11.06
         Exercised in 1996                  (126,445)        2.59 -   8.31        5.27
         Canceled in 1996                    (19,336)        6.00 -  11.06        7.73
                                            --------        -----    -----       -----
     OUTSTANDING, DECEMBER 31, 1996          852,075         2.59 -  17.38        8.37
                                            --------        -----    -----       -----
                                            --------        -----    -----       -----

At December 31, 1996, 1,237,775 shares were available for grant and 532,450 shares were exercisable. The weighted average fair value per option granted in 1996 and 1995 was $5.91 and $4.71, respectively.

LST accounts for this plan under APB Opinion 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                       ($ in millions)
                                                      1996         1995
                                                     -----         ----
     Net income - as reported                        $24.9         $9.6
                - pro forma                          $24.6         $9.4

     Earnings per share - as reported                $1.19         $.46
                        - pro forma                  $1.18         $.46


Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1996 and 1995, respectively: risk free interest rates of 5.73% and 6.88%, volatility of 54.4% and 65.5%, expected lives of five years for both 1996 and 1995 option grants and payment of no dividends.

POSTRETIREMENT BENEFIT PLANS. Steel sponsors an unfunded, defined benefit, postretirement health care plan ("Health Care Plan") for most of its bargaining unit employees and a limited number of nonbargaining unit retirees eligible under special early retirement programs. Health Care Plan benefits are provided to eligible retirees and their spouses until they reach the age of 65, at which time coverage terminates. Additionally, Steel provides for certain other postretirement benefits, primarily life insurance. Steel accrues for the anticipated cost of these postretirement benefits over the employees' years of service. Net postretirement benefits expense for 1996, 1995, and 1994 included the following components:

                                                                  ($ in millions)
                                                              1996      1995     1994
                                                             -----      ----     ----
Service cost - benefits earned                               $ 0.5      $0.4     $0.5
Interest cost on unfunded accumulated benefit obligation     $ 0.8      $0.9     $0.8
Amortization of net gain                                      (0.1)       -        -
                                                             -----      ----     ----
  Total postretirement benefits expense                      $ 1.2      $1.3     $1.3
                                                             -----      ----     ----
                                                             -----      ----     ----


The annual rate of the increase in per capita cost of covered health care benefits was assumed to gradually decrease from 9% to an ultimate trend rate of 6% by the year 2004. An increase of 1% per year in the assumed medical cost trend rate would have resulted in an additional obligation of $1.1 million for accumulated benefits at December 31, 1996, and an additional $0.2 million in the aggregate of the service cost and interest cost components of net benefits expense for 1996. Weighted average discount rates of 7.5% were used to determine the accumulated obligation at December 31, 1996 and 1995.

The following table sets forth the unfunded status and the amounts recognized for postretirement benefits in the consolidated balance sheets at December 31, 1996 and 1995:

                                                                               ($ in millions)
                                                                              1996         1995
                                                                             -----        -----
Accumulated benefit obligation
    Retirees                                                                 $ 1.9        $ 1.1
    Active plan participants - fully eligible                                  0.3          0.2
    Active plan participants - not fully eligible                              9.7          8.4
                                                                             -----        -----
Unfunded accumulated benefit obligation                                       11.9          9.7
Unrecognized net gain                                                          0.5          2.2
                                                                             -----        -----
    Net benefit obligation recognized in consolidated balance sheet           12.4         11.9
Amount included in accrued liabilities                                        (0.9)        (0.8)
                                                                             -----        -----
    Amount included in postretirement benefit obligation                     $11.5        $11.1
                                                                             -----        -----
                                                                             -----        -----

PENSION PLANS. Steel has three defined benefit pension plans covering substantially all of its bargaining unit employees. Retirement benefits are based on years of service at progressively increasing flat-rate amounts. A special lump-sum payment equal to 13 weeks of vacation pay is made upon retirement. Steel's policy is to fund the minimum contribution each year as required by applicable regulations.

During 1996, the largest of Steel's three plans was amended so that new employees hired on or after June 4, 1996, do not participate in the defined benefit plan. Such new employees are eligible to participate in one of Steel's defined contribution retirement plans, as are substantially all other employees. The amendment also provided for increased benefits to plan participants retiring on or after June 1, 1996.

November 30th was the measurement date for determining the plans' assets and obligations for 1996 and 1995. At December 31, 1996 and 1995, the plans' funded status and amounts recognized in the consolidated balance sheets were as follows:

                                                                    ($ in millions)
                                                                   1996        1995
                                                                  ------      ------
Actuarial present value of benefit obligations:
    Vested benefit obligation                                     $ 76.2      $ 74.6
                                                                  ------      ------
                                                                  ------      ------
    Accumulated benefit obligation                                $ 78.8      $ 77.0
                                                                  ------      ------
                                                                  ------      ------

Projected benefit obligation                                      $ 79.4      $ 77.7
Plans' assets at fair value                                        (44.0)      (39.8)
                                                                  ------      ------
  Projected benefit obligation in excess of plans' assets           35.4        37.9
Unrecognized net loss                                               (8.7)      (10.4)
Prior service cost not yet recognized in net pension expense        (1.5)         -
Unrecognized net obligation at January 1, 1986                      (4.0)       (5.1)
Adjustment required to recognize minimum liability                  13.6        14.6
                                                                  ------      ------
  Pension liability recognized in consolidated balance sheet        34.8        37.0
Amount recorded in accrued liabilities                              (4.5)       (2.0)
                                                                  ------      ------
  Amount included in postretirement benefit obligation            $ 30.3      $ 35.0
                                                                  ------      ------
                                                                  ------      ------

In determining the projected benefit obligation, the weighted average discount rate was assumed to be 7.5% at December 31, 1996 and 1995. The expected long-term rate of return on assets was assumed to be 9% for both years. The annual rate of increase in compensation was assumed to be 4% for 1996 and 5% for 1995. Steel has recorded an adjustment, as shown in the above table, to recognize a minimum pension liability. Offsetting this liability at December 31, 1996, was a noncurrent intangible asset of $5.6 million and a reduction of shareholders' equity of $6.8 million net of minority interest. The December 31, 1995, adjustment resulted in an offsetting $5.3 million intangible asset and a $7.7 million net equity reduction. The plans' assets consist primarily of short-term money market investments, government and corporate obligations, real estate, and public market equity securities.

Net pension expense in 1996, 1995, and 1994 was as follows:

                                                       ($ in millions)
                                                   1996      1995     1994
                                                  -----     -----    -----
Service cost - benefits earned                    $ 0.9     $ 0.7    $ 0.9
Interest cost on projected benefit obligation       5.6       5.7      5.5
Return on plan assets                              (6.2)     (6.8)     0.9
Net amortization and deferral                       4.1       5.0     (3.1)
                                                  -----     -----    -----
     Total pension expense                        $ 4.4     $ 4.6    $ 4.2
                                                  -----     -----    -----
                                                  -----     -----    -----


PROFIT SHARING PLAN. Steel has a profit sharing plan for substantially all employees which provides for payment of a specified percentage of Steel's quarterly operating earnings. Steel's payments to employees were $2.7 million, $0.6 million, and $0.1 million for 1996, 1995, and 1994, respectively.


COMMITMENTS AND CONTINGENCIES - NOTE I

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

Steel leases equipment under various operating leases. Rental expense totaled $3.7 million, $3.5 million, and $3.3 million in 1996, 1995, and 1994, respectively. Future minimum lease payments under noncancellable operating leases are as follows: 1997, $1.3 million; 1998, $0.9 million; 1999, $0.5 million; 2000, $0.2 million; and 2001, $0.1 million.

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

SALE OF AFB - NOTE J

In November 1993, LST sold the stock of AFB, one of its operating subsidiaries, to Guaranty Federal Bank, F.S.B. (GFB). The accompanying consolidated financial statements have been restated to reflect AFB as a discontinued operation. The sale price was $155.7 million; of that, LST received $135.7 million in cash on the sale date and $5 million in November 1994 and $15 million remains in escrow to pay for claims that may be made by GFB pursuant to the sale agreement. As these funds are released to LST, they are recognized as income in the periods received. To date, LST has not paid any claims, but approximately $8 million in claims are pending.


QUARTERLY FINANCIAL SUMMARY - NOTE K

                                               ($ in millions, except share amounts;
                                                    quarterly amounts unaudited):
                                                        Quarter
                                         ------------------------------------
1996                                      First    Second     Third    Fourth   Total Year
----                                     ------    ------    ------    ------   ----------
Net revenues                             $112.5    $141.9    $143.0    $151.6     $549.0
Gross earnings                              7.3      13.2      12.9      14.8       48.2
Net earnings                             $  2.6    $  7.1    $  7.2    $  8.0     $ 24.9

PER COMMON SHARE:
-----------------
Net earnings available to common
 shareholders                            $ 0.13    $ 0.34    $ 0.34    $ 0.38     $ 1.19

1995
----
Net revenues                             $ 97.0    $101.0    $111.8    $116.0     $425.8
Gross earnings                              6.0       6.9       6.3       7.0       26.2
Net earnings                             $  1.5    $  2.2    $  3.6    $  2.3     $  9.6

PER COMMON SHARE:
-----------------
Net earnings available to common
   shareholders                          $ 0.07    $ 0.11    $ 0.17    $ 0.11     $ 0.46


SUBSEQUENT EVENT - NOTE L

In January 1997, all of the outstanding common stock, preferred stock, and warrants held by other shareholders of Steel were purchased for $25 million in cash, making Steel a wholly owned subsidiary of LST.

                  LONE STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)

                                                               ($ in millions, except share data)
                                                                     Year ended December 31,
                                                               ----------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                               1996         1995        1994
                                                               -------       -------     -------

Net earnings                                                   $  24.9       $   9.6     $   1.2
Undistributed equity in Steel's losses (earnings)                (22.7)         (6.6)        3.9
Other                                                              3.5          (3.4)      (16.2)
                                                               -------       -------     -------
  Net cash provided (used) by operating activities                 5.7          (0.4)      (11.1)
  Net cash used by investing activities                          (19.2)         (2.0)      (36.0)
  Net cash provided (used) by financing activities                 0.8           0.7       (51.6)
                                                               -------       -------     -------
      Net decrease in cash and cash equivalents                  (12.7)         (1.7)      (98.7)
Beginning cash and cash equivalents                               40.0          41.7       140.4
                                                               -------       -------     -------
Ending cash  and cash equivalents                              $  27.3       $  40.0     $  41.7
                                                               -------       -------     -------
                                                               -------       -------     -------

                                                                    Years ended December 31,
                                                               ---------------------------------
CONDENSED STATEMENTS OF EARNINGS                                 1996         1995        1994
                                                               -------       -------     -------
General and administrative expenses                            $  (1.5)      $  (1.8)    $  (2.3)
Steel cost sharing                                                 1.5           1.5         1.5
Equity in Steel's earnings (losses)                               22.7           6.6        (3.9)
Interest income                                                    4.4           5.8         4.3
Interest expense                                                  (4.0)         (4.0)       (4.0)
Other income from Steel                                            1.8           1.5         0.6
Earnings from and gain on sale of discontinued operations          -             -           5.0
                                                               -------       -------     -------
      Net earnings                                             $  24.9       $   9.6     $   1.2
                                                               -------       -------     -------
                                                               -------       -------     -------
Cash dividends received from Steel                             $   -         $   -       $   -
                                                               -------       -------     -------
                                                               -------       -------     -------

                                                               As of December 31, 1996
                                                               -----------------------
CONDENSED BALANCE SHEETS                                         1996         1995
                                                               -------       -------
Current assets:
  Cash and cash equivalents                                    $  27.3       $  40.0
  Short-term investments                                          20.1          32.6
  Due from Steel                                                  11.4          10.1
  Inventories                                                      -             5.1
  Other current assets                                             0.1           0.2
                                                               -------       -------
Total current assets                                              58.9          88.0
Investment in Steel                                              108.0          72.1
Marketable securities                                             19.8           -
Other noncurrent assets                                           13.7          13.8
                                                               -------       -------
      Total assets                                             $ 200.4       $ 173.9
                                                               -------       -------
                                                               -------       -------
Current liabilities                                            $   1.7       $   1.8
Long-term debt                                                    50.0          50.0
Other noncurrent liabilities                                      19.9          19.9
                                                               -------       -------
      Total liabilities                                           71.6          71.7
                                                               -------       -------

Shareholders' equity:
  Series A Preferred stock (authorized: 10,000,000 shares,
    issued: none)                                                  -             -
  Common stock, $1 par value (authorized:  40,000,000 shares,
    issued:  20,683,261 and 20,556,816, respectively)             20.7          20.5

  Capital surplus                                                160.1         159.5
  Minimum pension liability adjustment                            (6.8)         (7.7)
  Retained deficit                                               (44.3)        (69.2)
  Treasury stock (48,616 common shares, at cost)                  (0.9)         (0.9)
                                                               -------       -------
      Total shareholders' equity                                 128.8         102.2
                                                               -------       -------
        Total liabilities and shareholders' equity             $ 200.4       $ 173.9
                                                               -------       -------
                                                               -------       -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in LST's proxy statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is contained in LST's proxy statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock and to directors and executive officers is contained in LST's proxy statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in LST's proxy statement for the 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements - The following Consolidated Financial Statements are filed as part of this report:
        -  Report of Independent Public Accountants
        -  Consolidated Statements of Earnings -
             for the years ended December 31, 1996, 1995, and 1994
        -  Consolidated Balance Sheets at December 31, 1996 and 1995
        -  Consolidated Statements of Cash Flows -
             for the years ended December 31, 1996, 1995, and 1994
        -  Notes to Consolidated Financial Statements
    2.     Schedule I  - Condensed Financial Information of Registrant

Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.

3.      Index to Exhibits

DESCRIPTION

3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581); Certificate of Amendment to Certificate of Incorporation dated September 30, 1986 (incorporated by reference to
        Exhibit 3(b) of Form 10-K of LST as filed on April 7, 1989).
3.2 Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, LST, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581).
3.3 By-Laws as adopted March 6, 1986, as amended effective September 30, 1986 (incorporated by reference to Exhibit 3(d) of Form 10-K of LST as filed on April 7, 1989).
4.1 Statement of Resolution establishing Cumulative Preferred Stock, Series A (par value $1 per share), dated September 9, 1988 (incorporated by reference to Exhibit 3-C- of Form 10-K of LST as filed on April 7,
        1989).
4.2 LST Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002 (Eurobonds), dated August 26, 1987 (incorporated by reference to Exhibit 4-C- of Form 10-K of LST as filed on April 7, 1989).
10.1 Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of LST as filed on October 22, 1993).*
10.2 LST Corporate Improvement Incentive Program adopted October 9, 1990 (incorporated by reference to Exhibit 10(s) to Form 10-K as filed on March 15, 1991).*
10.3 Contingent Severance Policy agreement dated October 23, 1989, between LST and Rhys J. Best, Vice President and Treasurer (incorporated by reference to Exhibit 10.3 to Form 10-K as filed on February 27, 1995).*
10.4 Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993); Amendment agreement dated February 14, 1994 (related to Financing Agreement dated March 2, 1993).
10.5 Amendment Agreement dated February 14, 1994, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10.9 to Form 10-K as filed on March 28, 1996).
10.6 Amendment Agreement dated September 25, 1995, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10.10 to Form 10-K as filed on March 28, 1996).
10.7 Amendment Agreement dated March 4, 1996, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel.
10.8 Amendment Agreement dated January 17, 1997, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel.
10.9 Loan and Security Agreement dated March 22, 1993, between Steel and the CIT Group Equipment Financing, Inc. (incorporated by reference to
        Exhibit 10.9 to Form 10-K as filed on February 27, 1995).
10.10 Agreement dated November 2, 1994, among Steel, LST, and certain minority holders of Steel regarding participation in the First Capital Project by acquiring convertible preferred stock of Steel (incorporated by reference to Exhibit 10.11 to Form 10-K as filed on February 27, 1995).
10.11 Stockholders and Registration Rights Agreement among Steel, LST, and Minority Shareholders of Steel, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992).
10.12 Cost Sharing Agreement between Steel and LST, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992); Amendment to the Cost Sharing Agreement dated May 16, 1991, between LST and Steel dated March 2, 1993 (incorporated by reference to Exhibit 10(ai) to Form 10-K as filed on March 15, 1993).
10.13 Tax Allocation and Indemnification Agreement dated May 16, 1991, between Steel and LST (incorporated by reference to Exhibit 10(r) to Form 10-K filed on March 5, 1992); Amendment to Tax Allocation and Indemnification Agreement dated May 16, 1991, among LST, Steel, and Steel subsidiaries dated March 2, 1993 (incorporated by reference to Exhibit 10(ah) to Form 10-K as filed on March 15, 1993).
10.14 Stock Purchase Agreement, Assistance Agreement, Capital Maintenance Agreement, and Subordination Agreement regarding the acquisition by LST of AFB dated August 18, 1988 (incorporated by reference to Form 8 (Amendment No. 3 to Form 8-K) dated January 11, 1989); Amendment No. 1 to the Assistance Agreement of August 18, 1988, dated August 31, 1990 (incorporated by reference to Exhibit 10(q) to Form 10-K as filed on March 15, 1991);

        Settlement Agreement and Second Amendment to Assistance Agreement dated September 30, 1992, among the FDIC, as Manager, the RTC, AFB, and LSST (incorporated by reference to Exhibit 10(ab) to Form 10-K as filed on March 15, 1993).
10.15 Agreement and Plan of Merger dated March 25, 1992, as amended by First Amendment to Agreement and Plan of Merger dated April 15, 1992, between AFB and Americity (incorporated by reference to Form 8-K dated July 14,
        1992).
10.16 Holdback Escrow Agreement dated July 1, 1992, among Americity, AFB, Bank One, Texas, as Agent, and James C. Jarocki, as Shareholder Representative (incorporated by reference to Exhibit 10(x) to Form 10-K as filed on March 15, 1993).
10.17 Letter Agreement dated July 1, 1992, among AFB, Americity, and the FDIC, as Manager (regarding assignment and assumption of the Termination Agreement and Tax Benefits Cancellation Agreement) (incorporated by reference to Exhibit 10(y) to Form 10-K as filed on March 15, 1993); Termination Agreement dated December 18, 1991, among Americity, the FDIC, as Manager, and the RTC (terminating Assistance Agreement of November 18, 1988, between Americity and the FSLIC) (incorporated by reference to Exhibit 10(z) to Form 10-K as filed on March 15, 1993);
        Tax Benefits Cancellation Agreement dated December 18, 1991, among Americity, the FDIC, as Manager, and the RTC (incorporated by reference to Exhibit 10(aa) to Form 10-K as filed on March 15, 1993).
10.18 Stock Purchase Agreement and Agreement and Plan of Reorganization by and among Guaranty Federal Bank, F.S.B., Guaranty Holdings, Inc. I, LST, and LSST Financial Services Corporation, dated February 16, 1993, First Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated April 2, 1993, Second Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated August 31, 1993, and Third Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated September 30, 1993 (incorporated by reference to Exhibit B of Proxy Statement of LST as filed October 22,
        1993).
10.19 Holdback Escrow Agreement to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated November 12, 1993 (incorporated by reference to Exhibit C of Proxy Statement of LST as filed October 22,
        1993).
10.20 Agreement dated October 31, 1995, among Steel, LST and the minority shareholders of Steel regarding participation in capital projects not to exceed $5,000,000 by acquiring convertible preferred stock of Steel (incorporated by reference to Exhibit 10.23 to Form 10-K as filed on March 28, 1996).
10.21 Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel.
10.22 Assignment, Termination and Release dated January 21, 1997, among Steel, LST, and the minority shareholders of Steel.

21      List of Subsidiaries.

23      Consent of Arthur Andersen LLP.

24      Powers of Attorney.

*       Management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K:
        Date of Report         Date Filed       Description
        --------------         ----------       -----------
        None.

ITEM 15.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LONE STAR TECHNOLOGIES, INC.



Date: February 20, 1997                   By:   /s/ Charles J. Keszler
                                             -----------------------------
                                                      (Charles J. Keszler)
                                                  Vice President - Finance
                                                             and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                       Title                                    Date
---------                                       -----                                    ----

 /s/ John P. Harbin       ,          Chairman, Director, and                February 20, 1997
--------------------------           Chief Executive Officer
 (John P. Harbin)                    (Principal Executive Officer)

 /s/ Charles J. Keszler    ,         Vice President-Finance and             February 20, 1997
---------------------------          Treasurer (Principal Financial
(Charles J. Keszler)                 and Accounting Officer)

 /s/ Charles L. Blackburn  *,        Director                               February 20, 1997
---------------------------
 (Charles L. Blackburn)

 /s/ Dean P. Guerin        *,        Director                               February 20, 1997
---------------------------
 (Dean P. Guerin)

 /s/ Frederick B. Hegi, Jr.*,        Director                               February 20, 1997
---------------------------
 (Frederick B. Hegi, Jr.)

 /s/ William C. McCord     *,        Director                               February 20, 1997
---------------------------
 (William C. McCord)

 /s/ James E. McCormick    *,        Director                               February 20, 1997
---------------------------
 (James E. McCormick)

 /s/ Thomas M. Mercer, Jr. *,        Director                               February 20, 1997
---------------------------
 (Thomas M. Mercer, Jr.)

*By: /s/ Charles J. Keszler
--------------------------------------
(Charles J. Keszler, Attorney-in-Fact)
