Form 10-K/A
period 1996-12-31
LONE STAR TECHNOLOGIES INC
filed 1997-03-03
CIK 791348

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

                                   AMENDMENT NO. 1

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

Amendment:

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 by adding the signature of the independent public accountants to the report on page 18 and repeating the index to exhibits on the pages immediately following the signature page (page 38) so that index will immediately precede the filed exhibits.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

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




/s/ Arthur Andersen LLP
Dallas, Texas,
January 23, 1997

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LONE STAR TECHNOLOGIES, INC.



Date: February 28, 1997                    By: /s/ Charles J. Keszler
                                               ------------------------------
                                                         (Charles J. Keszler)
                                                     Vice President - Finance
                                                                and Treasurer