Form 10-Q
period 1997-03-31
LONE STAR TECHNOLOGIES INC
filed 1997-04-21
CIK 791348

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                         For the quarter ended March 31, 1997

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

     As of April 10, 1997, the number of shares of Common Stock outstanding at $1.00 par value was 21,671,945.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             LONE STAR TECHNOLOGIES, INC.


                                        INDEX



                            PART I - FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Statements of Earnings .............................  3

         Consolidated Balance Sheets .....................................  4

         Consolidated Statements of Cash Flows ...........................  5

         Notes to Consolidated Financial Statements ......................  6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS ............................  7

         Results of Operations ...........................................  7

         Financial Condition and Liquidity ...............................  7


                             PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION ...............................................  8

Item 6.  REPORTS ON FORM 8-K .............................................  8


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and the cash flows and the results of operations for the three months ended March 31, 1997 and 1996. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1996. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

                        LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                  (Unaudited; in millions, except share data)

                                                           FOR THE QUARTER ENDED MARCH 31,
                                                           -------------------------------
                                                             1997                  1996
                                                           --------              --------
Net revenues                                               $  159.2              $  112.5
Cost of goods sold                                           (144.9)               (105.2)
                                                           --------              --------
  Gross earnings                                               14.3                   7.3
Selling, general and administrative expenses                   (5.0)                 (3.5)
                                                           --------              --------
  Operating earnings                                            9.3                   3.8
Interest income                                                 0.8                   1.1
Interest expense                                               (2.1)                 (1.8)
Minority interest in Steel                                        -                  (0.4)
Other loss                                                        -                  (0.1)
                                                           --------              --------
  Earnings from continuing operations before income tax         8.0                   2.6
Income tax                                                     (0.2)                    -
                                                           --------              --------
  NET EARNINGS                                             $    7.8              $    2.6
                                                           --------              --------
                                                           --------              --------

Per common share:
  NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS            $   0.37              $   0.13
                                                           --------              --------
                                                           --------              --------


See accompanying notes.                      3

                         LONE STAR TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Unaudited; in millions)


                                                  March 31,   December 31,
                                                     1997         1996
                                                 -------------------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                      $    2.0       $   27.3
  Short-term investments                             16.7           20.1
  Accounts receivable, net                           81.1           80.0
  Current inventories, net                          102.0           76.4
  Other current assets                                4.0            2.8
                                                 --------       --------
TOTAL CURRENT ASSETS                                205.8          206.6

  Marketable securities                              19.8           19.8
  Property, plant and equipment, net                139.8          139.9
  Other noncurrent assets                            36.1           29.7
                                                 --------       --------
TOTAL ASSETS                                     $  401.5       $  396.0
                                                 --------       --------
                                                 --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                               $   56.6       $   44.8
  Accrued liabilities                                27.5           29.6
  Current portion of long-term debt                     -            0.3
                                                 --------       --------
 TOTAL CURRENT LIABILITIES                           84.1           74.7

  Long-term debt                                     94.1           87.8
  Other noncurrent liabilities                       87.6           87.6
  Minority interest in Steel                            -           17.1
                                                 --------       --------
TOTAL LIABILITIES                                   265.8          267.2
                                                 --------       --------
TOTAL SHAREHOLDERS' EQUITY                          135.7          128.8
                                                 --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  401.5       $  396.0
                                                 --------       --------
                                                 --------       --------


See accompanying notes.

                         LONE STAR TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited; in millions)


                                                               For the Quarter Ended March 31,
                                                                      1997           1996
                                                               -------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                                $   27.3       $   40.0
                                                                   --------       --------
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                          7.8            2.6
  Minority interest in Steel                                              -            0.4
  Depreciation and amortization                                         3.2            2.9
  Accounts receivable, net                                             (1.1)           0.7
  Current inventories                                                 (25.6)           4.9
  Accounts payable and accrued liabilities                              9.7            1.0
  Other assets and liabilities                                         (1.0)          (1.0)
                                                                   --------       --------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (7.0)          11.5
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (3.1)          (4.7)
  Short-term investments                                                3.4            0.6
  Acquisition of minority interest                                    (25.0)             -
                                                                   --------       --------
NET CASH PROVIDED (USED) BY OTHER INVESTING ACTIVITIES                (24.7)          (4.1)
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under revolving credit agreement             6.3          (15.0)
  Issuance of common stock                                              0.4            0.1
  Installment note repayment                                           (0.3)          (0.3)
  Minority interest contributions for preferred stock in Steel            -            1.3
                                                                   --------       --------
NET CASH USED BY FINANCING ACTIVITIES                                   6.4          (13.9)
                                                                   --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (25.3)          (6.5)
                                                                   --------       --------

ENDING CASH AND CASH EQUIVALENTS                                   $    2.0       $   33.5
                                                                   --------       --------
                                                                   --------       --------


See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT
Steel, a subsidiary of Lone Star Technologies, Inc. (LST), has a revolving credit agreement under which it can borrow the lesser of $75.0 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At March 31, 1997, borrowings totaled $44.1 million on an available borrowing base of $75.0 million. The interest rate on borrowings was prime plus .25 percent which, at quarter end, was 8.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement, which extends to March 1999, contains various restrictive covenants including requirements to maintain minimum net worth levels and meet other financial ratios.

NOTE 2 - EARNINGS PER SHARE
The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents. The numbers of shares used in the share calculations for the three months ended March 31, 1997 and 1996, respectively, were 21.1 million and 20.8 million. The effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant for both periods.

LST will adopt SFAS No. 128 "Earnings per Share," effective December 15, 1997. SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. As required, LST will restate the reported earnings per share. Basic earnings per share for the three months ended March 31, 1997 and 1996, respectively, would have been $.38 and $.13. Diluted earnings per share for the three months ended March 31, 1997 and 1996, respectively, would have been $.37 and $.13.

NOTE 3 - INVENTORIES
At March 31, 1997, inventories totaled $149.5 million before LIFO reserves and were composed of finished goods, $28.1 million; work in process, $86.1 million; and raw materials and supplies, $35.3 million. Net of LIFO reserves of $37.3 million, inventories were $112.2 million, of which $10.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 4 - CASH, INVESTMENTS, AND MARKETABLE SECURITIES
LST's cash equivalents include U. S. government and related agencies
obligations.   Short-term investments consist of U. S. government and related agencies obligations with maturities at purchase greater than three months and up to one year. Marketable securities consist of U. S. government and related agencies obligations with maturities greater than one year and up to two years. LST's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because LST has the intent and ability to hold them to maturity.

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

NOTE 6 - INCOME TAXES
LST has federal tax net operating loss carryforwards of approximately $246 million at December 31, 1996, a portion of which may be related to American Federal Bank, a previous subsidiary of LST, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby LST may be required to pay the FDIC for certain tax benefits. A provision for alternative minimum tax of $.2 million has been recognized. No other provision for tax has been recognized because LST anticipates utilizing net operating loss carryforwards in 1997 to offset taxes. If not utilized, the net operating loss carryforwards will expire between years 2000 and 2010.


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


                             RESULTS OF OPERATIONS

First quarter 1997 net revenues totaled $159.2 million, up 41.5 percent from the first quarter of 1996. Revenues comprised $107.1 million from oilfield products, $32.8 million from specialty tubing products, and $19.3 million from flat rolled steel and other tubular products representing increases of 49.6%, 22.6%, and 35.8%, respectively, from the same 1996 period.

For the first three months of 1997, shipments were up 36.2% to 234,500 tons compared to the same period in 1996. Shipments consisted of 152,300 tons of oilfield products, 30,200 tons of specialty tubing products, and 52,000 tons of flat rolled steel and other tubular products reflecting improvements of 45.3%, 25.3%, and 21.2%, respectively, from the first quarter of 1996.

The improvement in oilfield products revenues resulted from higher volumes and better pricing as onshore drilling strengthened. The increase in specialty tubing revenues was attributable to record shipments during the first quarter due to strong automotive markets coupled with increases in domestic and international hydraulic cylinder markets. Revenues were up for flat rolled steel and other tubular products from volume and price gains resulting from the continuance of a healthy economy in the southwestern region of the United States.

Gross earnings for the three months ended March 31, 1997 were up 96% to $14.3 million from the same 1996 period. Operating earnings for the first quarter of 1997 improved 145% to $9.3 million from $3.8 million from the first quarter of 1996 despite a scheduled maintenance outage for Steel's electric arc furnaces and rolling mill that started the last week in March and continued through the first two weeks in April which impacted operating earnings to a small extent.

Net earnings of $7.8 million, or $0.37 per share, were up 200% over the earnings of the first three months in 1996 of $2.6 million, or $0.13 per share.


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

At March 31, 1997, LST had available cash and cash equivalents, short-term investments, and marketable securities of $38.5 million, down from $67.2 million at December 31, 1996, primarily due to the purchase by LST of all the outstanding common stock, preferred stock, and warrants held by other shareholders of Steel for $25.0 million in cash, making Steel a wholly owned subsidiary of LST. Cash requirements for LST as a holding company include a minimal level of general and administrative expenses and annual interest payments of $4.0 million on the outstanding

$50.0 million convertible subordinated debentures due 2002.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings.

Steel has a revolving credit agreement under which it can borrow the lesser of $75.0 million or an amount based upon eligible accounts receivable and inventories which secure the borrowings. At March 31, 1997, borrowings totaled $44.1 million on an available borrowing base of $75.0 million. The interest rate on borrowings was prime plus .25 percent which, at quarter end, was 8.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement which extends to March 1999, contains various restrictive covenants, including requirements to maintain minimum net worth levels and meet other financial ratios.

Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

Steel believes that funds generated by operations and its borrowing capacity under the revolving credit agreement will provide the liquidity necessary to fund its cash requirements in 1997.

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

                                            LONE STAR TECHNOLOGIES, INC.
                                            By: /s/ Charles J. Keszler
                                                ------------------------
                                                    (Charles J. Keszler)
                                             Vice President - Finance

Dated:  April 17, 1997