Form 10-Q
period 1997-06-30
LONE STAR TECHNOLOGIES INC
filed 1997-07-18
CIK 791348

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 1997

                         COMMISSION FILE NUMBER: 1-12881



                          LONE STAR TECHNOLOGIES, INC.



                            (A DELAWARE CORPORATION)

                          5501 LBJ FREEWAY, SUITE 1200
                              DALLAS, TEXAS  75240

                                  972/386-3981

               I.R.S. EMPLOYER IDENTIFICATION NUMBER:  75-2085454




     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  /X/.   No     .
                                        ----       ----

     As of July 10, 1997, the number of shares of Common Stock outstanding at $1.00 par value was 20,706,695.

-------------------------------------------------------------------------------

                          LONE STAR TECHNOLOGIES, INC.

                                    INDEX


                       PART I - FINANCIAL INFORMATION

                                                                     Page
                                                                     ----
Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Earnings. . . . . . . . . . .     3

          Consolidated Balance Sheets. . . . . . . . . . . . . . .     4

          Consolidated Statements of Cash Flows. . . . . . . . . .     5

          Notes to Consolidated Financial Statements . . . . . . .     6


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . .     7

          Results of Operations. . . . . . . . . . . . . . . . . .     7

          Financial Condition and Liquidity. . . . . . . . . . . .     8


                           PART II - OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . .       9

Item 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .       9

Item 6. REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . .       9


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and the cash flows and the results of operations for the three months and six months ended June 30, 1997 and 1996. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended
December 31, 1996. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

                          LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)

                                                  FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                     1997        1996           1997         1996
                                                 ---------------------------------------------------
Net revenues                                     $  172.3     $  141.9       $  331.5     $  254.4
Cost of goods sold                                 (156.0)      (128.7)        (300.9)      (233.9)
                                                 ---------------------------------------------------
  Gross earnings                                     16.3         13.2           30.6         20.5
Selling, general and administrative expenses         (4.6)        (4.2)          (9.6)        (7.7)
                                                 ---------------------------------------------------
  Operating earnings                                 11.7          9.0           21.0         12.8
Interest income                                       0.8          1.1            1.6          2.2
Interest expense                                     (2.2)        (1.6)          (4.3)        (3.4)
Minority interest in Steel                            -           (1.2)           -           (1.6)
Other income (loss)                                   0.3         (0.2)           0.3         (0.3)
                                                 ---------------------------------------------------
  Earnings from continuing operations before
   income tax                                        10.6          7.1           18.6          9.7
Income tax                                           (0.3)         -             (0.5)         -
                                                 ---------------------------------------------------
  NET EARNINGS                                    $  10.3       $  7.1        $  18.1       $  9.7
                                                 ---------------------------------------------------
                                                 ---------------------------------------------------

Per common share:
  NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS   $   0.48       $ 0.34       $  0.85       $  0.47
                                                 ---------------------------------------------------
                                                 ---------------------------------------------------

See accompanying notes.                      3

                          LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED; IN MILLIONS)


                                             JUNE 30,     DECEMBER 31,
                                               1997           1996
                                            -------------------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                 $   9.2        $  27.3
  Short-term investments                        7.0           20.1
  Accounts receivable, net                     87.6           80.0
  Current inventories, net                     84.7           76.4
  Other current assets                          6.8            2.8
                                            -------------------------
TOTAL CURRENT ASSETS                          195.3          206.6

  Marketable securities                        16.8           19.8
  Property, plant and equipment, net          144.2          139.9
  Other noncurrent assets                      35.7           29.7
                                            -------------------------
TOTAL ASSETS                                $ 392.0        $ 396.0
                                            -------------------------
                                            -------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                          $  42.1        $  44.8
  Accrued liabilities                          27.4           29.6
  Current portion of long-term debt             -              0.3
                                            -------------------------
 TOTAL CURRENT LIABILITIES                     69.5           74.7

  Long-term debt                               90.4           87.8
  Other noncurrent liabilities                 85.5           87.6
  Minority interest in Steel                    -             17.1
                                            -------------------------
TOTAL LIABILITIES                             245.4          267.2
                                            -------------------------
TOTAL SHAREHOLDERS' EQUITY                    146.6          128.8
                                            -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 392.0        $ 396.0
                                            -------------------------
                                            -------------------------


See accompanying notes.                    4

                           LONE STAR TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)

                                                        FOR THE QUARTER ENDED    FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                         1997         1996           1997         1996
                                                        -------------------------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                     $  2.0      $  33.5        $  27.3      $  40.0
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                            10.3          7.1           18.1          9.7
  Minority interest in Steel                               -            1.2            -            1.6
  Depreciation and amortization                            3.2          2.9            6.4          5.8
  Accounts receivable, net                                (6.5)       (12.4)          (7.6)       (11.7)
  Current inventories                                     17.3          2.8           (8.3)         7.7
  Accounts payable and accrued liabilities               (14.6)        13.9           (4.9)        14.9
  Other assets and liabilities                            (4.4)        (1.3)          (5.4)        (2.3)
                                                        -------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           5.3         14.2           (1.7)        25.7
                                                        -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (7.6)        (4.8)         (10.7)        (9.5)
  Short-term investments                                   9.7        (16.5)          13.1        (15.9)
  Marketable securities                                    3.0        (16.8)           3.0        (16.8)
  Other                                                    -            0.9            -            0.9
                                                        -------------------------------------------------
NET CASH PROVIDED (USED) BY OTHER INVESTING ACTIVITIES     5.1        (37.2)           5.4        (41.3)
                                                        -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under revolving credit
   agreement                                              (3.7)        (0.4)           2.6        (15.4)
  Issuance of common stock                                 0.5          0.3            0.9          0.4
  Installment note repayment                               -           (0.3)          (0.3)        (0.6)
  Acquisition of minority interest                         -            -            (25.0)         -
  Minority interest contributions for preferred stock
   in Steel                                                -            -              -            1.3
                                                        -------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                     (3.2)        (0.4)         (21.8)       (14.3)
                                                        -------------------------------------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       7.2        (23.4)         (18.1)       (29.9)
                                                        -------------------------------------------------

ENDING CASH AND CASH EQUIVALENTS                        $  9.2      $  10.1        $   9.2      $  10.1
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

See accompanying notes.                      5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT
Steel, a subsidiary of Lone Star Technologies, Inc. (LST), has a revolving credit agreement under which it can borrow the lesser of $75.0 million or an amount based upon eligible accounts receivable and inventories, reduced by outstanding letters of credit. At June 30, 1997, borrowings totaled $40.4 million on an available borrowing base of $74.6 million. The interest rate on borrowings was prime plus .25 percent which, at quarter end, was 8.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement, which extends to March 1999, contains various restrictive covenants including requirements to maintain minimum net worth levels and meet other financial ratios.

NOTE 2 - EARNINGS PER SHARE
The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents. The numbers of shares used in the share calculations for the three months ended June 30, 1997 and 1996, respectively, were 21.2 million and 20.8 million, and the six months ended June 30, 1997 and 1996, were 21.2 million and 20.8 million, respectively. The effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant for both periods.

LST will adopt SFAS No. 128 "Earnings per Share," effective December 15, 1997. SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. As required, LST will restate the reported earnings per share. Basic earnings per share for the three months ended June 30, 1997 and 1996, respectively, would have been $.50 and $.35, and the six months ended June 30, 1997 and 1996, respectively, would have been $.87 and $.48. Diluted earnings per share for the three months ended June 30, 1997 and 1996, respectively, would have been $.48 and $.34, and the six months ended June 30, 1997 and 1996, respectively, would have been $.85 and $.47.

NOTE 3 - INVENTORIES
At June 30, 1997, inventories totaled $132.0 million before LIFO reserves and were composed of finished goods, $22.8 million; work in process, $74.9 million; and raw materials and supplies, $34.3 million. Net of LIFO reserves of $37.6 million, inventories were $94.4 million, of which $9.7 million (consisting of supplies and spare parts) were classified as noncurrent assets.

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

NOTE 6 - INCOME TAXES
LST has federal tax net operating loss carryforwards of approximately $246.0 million at December 31, 1996, a portion of which may be related to American Federal Bank, a previous subsidiary of LST, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby LST may be required to pay the FDIC for certain tax benefits. A provision for alternative minimum tax of $.3 million has been recognized for the three months ended June 30, 1997 and $.5 million for the six months ended June 30, 1997. No other provision for tax has been recognized because LST anticipates utilizing net operating loss carryforwards in 1997 to offset taxes. If not utilized, the net operating loss carryforwards will expire between years 2000 and 2010.

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


                              RESULTS OF OPERATIONS

Second quarter 1997 net revenues totaled $172.3 million, up 21.4 percent from the first quarter of 1996. Revenues comprised $122.3 million from oilfield product and $32.4 million from specialty tubing products, representing increases of 25.8% and 19.6%, while revenues from flat rolled steel and other tubular products of $17.6 million were flat.

Net revenues for the first six months of 1997 of $331.5 million were 30.3% better than the same 1996 period. Oilfield products, specialty tubing products and flat rolled steel and other tubular products increased 35.9%, 21.2%, and 16%, respectively.

Second quarter shipments improved 12% to 249,300 tons and consisted of 170,800 tons of oilfield products, 30,100 tons of specialty tubing products and 48,400 tons of flat rolled steel and other tubular products. Oilfield products and specialty tubing products increased 16.3% and 21.4%, respectively, with a slight decline in flat rolled steel shipments.

First half 1997 shipments increased 22.6% over the first six months of 1996. Oilfield products, specialty tubing products and flat rolled steel, and other tubular products increased 28.4%, 22.6%, and 6.9%, respectively.

Consolidated revenues reported in the statements of earnings are as follows:

                                                       ($ in millions)
                                       For the Quarter Ended     For the Six Months Ended
                                              June 30,                    June 30,
                                        1997    %   1996   %       1997    %    1996   %
                                        ----  ---   ----  ---      ----   ---   ----  ---
Oilfield products revenues             122.3   71   97.2   69     229.4   69   168.8   66
Specialty tubing products revenues      32.4   19   27.1   19      65.2   20    53.8   21
Flat rolled steel and other tubular
 revenues                               17.6   10   17.6   12      36.9   11    31.8   13
                                       -----  ---  -----  ---     -----  ---   -----  ---
Consolidated net revenues              172.3  100  141.9  100     331.5  100   254.4  100
                                       -----  ---  -----  ---     -----  ---   -----  ---
                                       -----  ---  -----  ---     -----  ---   -----  ---

Shipments of products by segment are as follows:

                                                            (in tons)
                                     For the Quarter Ended           For the Six Months Ended
                                             June 30,                        June 30,
                                    1997     %      1996     %        1997     %     1996     %
                                    ----    ---     ----    ---       ----    ---    ----    ---
Oilfield products                 170,800    69   146,800    66     323,100   67   251,600    64
Specialty tubing products          30,100    12    24,800    11      60,300   12    49,200    12
Flat rolled steel and other
 tubular products                  48,400    19    51,000    23     100,400   21    93,900    24
                                  -------   ---   -------   ---     -------  ---   -------   ---
Total tons shipped                249,300   100   222,600   100     483,800  100   394,700   100
                                  -------   ---   -------   ---     -------  ---   -------   ---
                                  -------   ---   -------   ---     -------  ---   -------   ---

Increased oilfield products revenues resulted from both volume and price improvements due to higher levels of onshore drilling. Specialty tubing revenues were up due to additional volume from Steel's expanded specialty tubing finishing facilities. Revenues for flat rolled steel and other tubular products were flat as volumes decreased due to Steel using more flat rolled steel in the manufacture of its tubular products coupled with small realized price improvements.

Gross earnings for the three months ended June 30, 1997 were up 23.5% to $16.3 million from the same 1996 period. Operating earnings for the second quarter of 1997 improved 30% to $11.7 million from $9.0 million from the second quarter of 1996. Gross earnings and operating earnings for the first six months of 1997 improved 49.3% and 64%, respectively, over the first half of 1996.

Net earnings for the second quarter of 1997 of $10.3 million, or $.48 per share, were up 45.1% over the earnings for the same period in 1996 of $7.1 million, or $.34 per share. Net earnings for the first half of 1997 of $18.1 million, or $.85 per share, increased 86.6% over the same 1996 period.


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

At June 30, 1997, LST had available cash and cash equivalents, short-term investments, and marketable securities of $33.0 million, down from $38.5 million at March 31, 1997, primarily due to the purchase by LST of slabs under its slab purchase agreement with Steel. Cash requirements for LST as a holding company include a minimal level of general and administrative expenses and annual interest payments of $4.0 million on the outstanding $50.0 million convertible subordinated debentures due 2002.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings.

Steel has a revolving credit agreement under which it can borrow the lesser of $75.0 million or an amount based upon eligible accounts receivable and inventories, reduced by outstanding letters of credit. At June 30, 1997, borrowings totaled $40.4 million on an available borrowing base of $74.6 million. The interest rate on borrowings was prime plus .25 percent which, at quarter end, was 8.75 percent. Steel also pays a fee of 0.5 percent on the unused portion of the credit facility. The agreement which extends to March 1999, contains various restrictive covenants, including requirements to maintain minimum net worth levels and meet other financial ratios.

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


                          PART II. - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1997 Annual Meeting of Shareholders of the registrant was held on May 8, 1997. At that meeting, two proposals were voted on: the election of two directors and the adoption of amendments to the 1985 Long-Term Incentive Plan. Frederick B. Hegi, Jr. and William C. McCord were elected directors of the registrant and received affirmative votes of 16,542,808 and 16,542,459, respectively, and negative votes of 24,141 and 24,490, respectively. The amendments to the Plan were approved by an affirmative vote of 15,439,597, with 1,058,812 shares voted against and 68,540 shares abstaining.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  No. 10.1(a) Amendments to the 1985 Long-Term Incentive Plan
                adopted on May 8, 1997.
                No. 27 Financial Data Schedule
(b)  Reports on Form 8-K:  none


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LONE STAR TECHNOLOGIES, INC.

                                              By: /s/ Charles J. Keszler
                                                  --------------------------
                                                  (Charles J. Keszler)
                                                  Vice President - Finance

Dated: July 15, 1997