Form 10-Q
period 1997-09-30
LONE STAR TECHNOLOGIES INC
filed 1997-10-17
CIK 791348

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarter ended September 30, 1997

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
                                         ---        ---
     As of October 10, 1997, the number of shares of Common Stock outstanding at $1.00 par value per share was 22,930,498.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        LONE STAR TECHNOLOGIES, INC.


                                    INDEX



                       PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Earnings. . . . . . . . . . .         3

          Consolidated Balance Sheets. . . . . . . . . . . . . . .         4

          Consolidated Statements of Cash Flows. . . . . . . . . .         5

          Notes to Consolidated Financial Statements . . . . . . .         6


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . .         7

          Results of Operations. . . . . . . . . . . . . . . . . .         7

          Financial Condition and Liquidity. . . . . . . . . . . .         8


                           PART II - OTHER INFORMATION


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . . .         9

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .         9

Item 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .         9

Item 6. REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . .         9


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and the cash flows and the results of operations for the three months and nine months ended September 30, 1997 and 1996. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1996. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

                         LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                 (Unaudited; in millions, except share data)

                                                          For the Quarter Ended   For the Nine Months Ended
                                                             September 30,              September 30,
                                                             1997      1996            1997       1996
                                                           ----------------------------------------------
Net revenues                                               $ 167.4    $ 143.0        $ 498.9    $ 397.4
Cost of goods sold                                          (150.7)    (130.1)        (451.6)    (364.0)
                                                           ----------------------------------------------
  Gross earnings                                              16.7       12.9           47.3       33.4
Selling, general and administrative expenses                  (4.9)      (4.2)         (14.5)     (11.9)
                                                           ----------------------------------------------
  Operating earnings                                          11.8        8.7           32.8       21.5
Interest income                                                0.7        1.2            2.3        3.4
Interest expense                                              (1.5)      (1.6)          (5.8)      (5.0)
Minority interest in Steel                                      -        (0.9)            -        (2.5)
Other income (loss)                                             -         0.2            0.3       (0.1)
                                                           ----------------------------------------------
  Earnings from continuing operations before income tax       11.0        7.6           29.6       17.3
Income tax                                                    (0.3)      (0.4)          (0.8)      (0.4)
                                                           ----------------------------------------------
  Net earnings from continuing operations                     10.7        7.2           28.8       16.9
  Gain from discontinued operations                           12.4         -            12.4         -
                                                           ----------------------------------------------
  NET EARNINGS                                             $  23.1    $   7.2        $  41.2    $  16.9
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Per common share:
  Net earnings from continuing operations                     0.48        0.34           1.33       0.81
  Gain from discontinued operations                           0.56         -             0.58        -
                                                           ----------------------------------------------
  NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS            $  1.04    $   0.34       $   1.91   $   0.81
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------


See accompanying notes.

                             LONE STAR TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Unaudited; in millions)


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1997           1996
                                                  ----------------------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                          $  25.6        $  27.3
  Short-term investments                                 8.6           20.1
  Accounts receivable, net                              81.9           80.0
  Current inventories, net                              72.8           76.4
  Other current assets                                   5.6            2.8
                                                  ----------------------------
TOTAL CURRENT ASSETS                                   194.5          206.6

  Marketable securities                                 18.0           19.8
  Property, plant and equipment, net                   147.4          139.9
  Other noncurrent assets                               19.7           29.7
                                                  ----------------------------
TOTAL ASSETS                                         $ 379.6        $ 396.0
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                   $  33.3        $  44.8
  Accrued liabilities                                   28.0           29.6
  Current portion of long-term debt                        -            0.3
                                                  ----------------------------
  TOTAL CURRENT LIABILITIES                             61.3           74.7

  Long-term debt                                        32.3           87.8
  Other noncurrent liabilities                          65.7           87.6
  Minority interest in Steel                               -           17.1
                                                  ----------------------------
TOTAL LIABILITIES                                      159.3          267.2
                                                  ----------------------------
TOTAL SHAREHOLDERS' EQUITY                             220.3          128.8
                                                  ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 379.6        $ 396.0
------------------------------------------------------------------------------
------------------------------------------------------------------------------


See accompanying notes.                 4

                         LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited; in millions)

                                                          FOR THE QUARTER ENDED   FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                            1997         1996         1997          1996
                                                          -------------------------------------------------
Beginning cash and cash equivalents                         $ 9.2       $ 10.1       $ 27.3        $ 40.0
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings from continuing operations                    10.7          7.2         28.8          16.9
  Minority interest in Steel                                   -           0.9           -            2.5
  Depreciation and amortization                               4.0          3.0         10.4           8.8
  Gain on sale of assets                                       -          (0.1)          -           (0.7)
  Accounts receivable, net                                    5.7          5.7         (1.9)         (6.0)
  Current inventories                                        11.9        (22.7)         3.6         (15.0)
  Accounts payable and accrued liabilities                   (8.2)          -         (13.1)         14.9
  Other assets and liabilities                               (4.0)        (3.0)        (9.4)         (4.7)
                                                            ----------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             20.1         (9.0)        18.4          16.7
                                                            ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (6.5)        (3.5)       (17.2)        (13.0)
  Proceeds from the sale of property                           -           0.1           -            1.5
  Short-term investments                                     (1.6)        13.1         11.5          (2.8)
  Marketable securities                                      (1.2)        (4.0)         1.8         (20.8)
  Proceeds from sale of discontinued operations              12.4           -          12.4            -
  Other                                                        -          (0.2)          -           (0.7)
                                                            ----------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              3.1          5.5          8.5         (35.8)
                                                            ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under revolving credit agreement  (8.1)        (5.6)        (5.5)        (21.0)
  Issuance of common stock                                    1.3          0.5          2.2           0.9
  Installment note repayment                                   -          (0.3)        (0.3)         (0.9)
  Acquisition of minority interest                             -            -         (25.0)           -
  Minority interest contributions for preferred stock
    in Steel                                                   -            -            -            1.3
                                                            ----------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                        (6.8)        (5.4)       (28.6)        (19.7)
                                                            ----------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         16.4         (8.9)        (1.7)        (38.8)
---------------------------------------------------------------------------------------------------------

ENDING CASH AND CASH EQUIVALENTS                            $25.6       $  1.2       $ 25.6        $  1.2
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Non-cash items:
  Conversion of subordinated debentures for common stock    $50.0       $   -        $ 50.0        $   -
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT
Steel, a subsidiary of Lone Star Technologies, Inc. (LST), had a revolving credit agreement under which it could borrow the lesser of $75 million or an amount based upon eligible accounts receivable and inventories, reduced by outstanding letters of credit. At September 30, 1997, borrowings totaled $32.3 million on an available borrowing base of $74.6 million. The interest rate on borrowings was prime plus .25% or LIBOR plus 2.75% at Steel's option. The average interest rate during the third quarter was approximately 8.75%. Steel also paid a fee of .5% on the unused portion of the credit facility. The agreement was terminated and a new credit arrangement was entered into on October 2, 1997. See Note 8 - Subsequent Event.

NOTE 2 - EARNINGS PER SHARE
The computation of primary earnings per share is based on the weighted average number of shares of common stock and common stock equivalents. The numbers of shares used in the share calculations for the three months ended
September 30, 1997 and 1996, respectively, were 22.3 million and 21 million, and the nine months ended September 30, 1997 and 1996, were 21.6 million and 20.9 million, respectively. The effect of potentially dilutive shares on fully diluted earnings per share was either antidilutive or not significant for all periods.

LST will adopt SFAS No. 128 "Earnings per Share," effective December 15, 1997. SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. As required, LST will restate the reported earnings per share. Basic earnings per share for the three months ended September 30, 1997 and 1996, respectively, would have been $1.08 and $.35, and the nine months ended September 30, 1997 and 1996, respectively, would have been $1.97 and $.82. Diluted earnings per share for the three months and nine months ended September 30, 1997 and 1996 would have been the same as net earnings available to common shareholders as reported on the consolidated statement of earnings.

NOTE 3 - INVENTORIES
At September 30, 1997, inventories totaled $120.8 million before LIFO reserves and were composed of finished goods, $29.2 million; work in process, $59.5 million; and raw materials and supplies, $32.1 million. Net of LIFO reserves of $38.6 million, inventories were $82.2 million, of which $9.4 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 4 - CASH, INVESTMENTS, AND MARKETABLE SECURITIES
LST's cash equivalents include U.S. government and related agencies
obligations.   Short-term investments consist of U.S. government and related agencies obligations with maturities at purchase greater than three months and up to one year. Marketable securities consist of U.S. government and related agencies obligations with maturities greater than one year and up to two years. LST's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because LST has the intent and ability to hold them to maturity.

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

NOTE 6 - INCOME TAXES
LST has federal tax net operating loss carryforwards of approximately $246 million at December 31, 1996, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of LST, and subject to an agreement with the

Federal Deposit Insurance Corporation (FDIC) whereby LST may be required to pay the FDIC for certain tax benefits. A provision for alternative minimum tax of $.3 million has been recognized for the three months ended September 30, 1997 and $.8 million for the nine months ended September 30, 1997. No other provision for tax has been recognized because LST anticipates utilizing net operating loss carryforwards in 1997 to offset taxes. If not utilized, the net operating loss carryforwards will expire between years 2000 and 2010.

NOTE 7 - CONVERSION OF SUBORDINATED DEBENTURES
On August 27, 1997, LST's $50 million 8% Subordinated Debentures due 2002 were converted into 2,060,403 shares of common stock.

NOTE 8 - SUBSEQUENT EVENT
On October 2, 1997, Steel entered into a $100 million five-year secured revolving credit agreement replacing its $75 million secured revolving credit arrangement. The interest rate is variable depending on certain financial ratios of Steel. The initial interest rate under the new credit facility is LIBOR plus .625% which at October 2, 1997 was 6.285%. Steel also pays a fee of .175% on the unused portion of the credit facility. The agreement contains various restrictive covenants including requirements to maintain minimum tangible net worth and working capital levels and meet other financial ratios. Steel incurred a prepayment penalty of $1.1 million on termination of its old revolving credit agreement which will be expensed in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star Technologies, Inc. (LST) is a management and holding company whose principal operating subsidiary, Lone Star Steel Company (Steel), manufactures and globally markets oilfield products consisting of casing, tubing and line pipe to the oil and gas drilling industry, specialty tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets.


                              RESULTS OF OPERATIONS

Revenues of $167.4 million for the three months ended September 30, 1997 increased 17% from the third quarter of 1996. Revenues comprised $118.9 million from oilfield product and $30.7 million from specialty tubing products, representing increases of 23.2% and 7.7%, respectively, while revenues from flat rolled steel and other tubular products remained steady at $17.8 million.

Net revenues for the first nine months of 1997 of $498.9 million were 25.5% better than the same period in 1996. Oilfield products, specialty tubing products and flat rolled steel and other tubular products increased 31.3%, 16.5%, and 9.8%, respectively.

Third quarter 1997 shipments improved 11.3% over the 1996 third quarter to 241,600 tons and consisted of 164,800 tons of oilfield products, 28,700 tons of specialty tubing products and 48,100 tons of flat rolled steel and other tubular products. Oilfield products and specialty tubing products increased 17.9% and 8.7%, respectively, with a slight decline in flat rolled steel and other tubular products.

Shipments for the nine months ended September 30, 1997 increased 18.6% over the same 1996 period. Oilfield products, specialty tubing products and flat rolled steel, and other tubular products increased 24.7%, 17.7%, and 2.6%, respectively.

Consolidated revenues reported in the statements of earnings are as follows:

                                                         ($ in millions)
                                      For the Quarter Ended      For the Nine Months Ended
                                           September 30,               September 30,
                                      1997   %     1996   %      1997     %       1996   %
                                     -----  ---   -----  ---     -----   ---     -----  ---
Oilfield products revenues           118.9   71    96.5   67     348.3    70     265.3   67
Specialty tubing products revenues    30.7   18    28.5   20      95.9    19      82.3   21
Flat rolled steel and other tubular
  revenues                            17.8   11    18.0   13      54.7    11      49.8   12
                                     -----  ---   -----  ---     -----   ---     -----  ---
Consolidated net revenues            167.4  100   143.0  100     498.9   100     397.4  100
                                     -----  ---   -----  ---     -----   ---     -----  ---
                                     -----  ---   -----  ---     -----   ---     -----  ---

Shipments of products by segment are as follows:

                                                         (in tons)
                                      For the Quarter Ended      For the Nine Months Ended
                                           September 30,               September 30,
                                      1997   %     1996   %      1997     %       1996   %
                                     -----  ---   -----  ---     -----   ---     -----  ---
Oilfield products                   164,800  68  139,800  64    487,900   67    391,400  64
Specialty tubing products            28,700  12   26,400  12     89,000   12     75,600  12
Flat rolled steel and other tubular
  products                           48,100  20   50,900  24    148,500   21    144,800  24
                                    ------- ---  ------- ---    -------  ---    ------- ---
Total tons shipped                  241,600 100  217,100 100    725,400  100    611,800 100
                                    ------- ---  ------- ---    -------  ---    ------- ---
                                    ------- ---  ------- ---    -------  ---    ------- ---

Increased oilfield products revenues resulted from both volume and price improvements due to higher levels of domestic drilling. Specialty tubing revenues were up due to additional volume from Steel's expanded specialty tubing finishing facilities. Revenues for flat rolled steel and other tubular products were stable due to Steel having used more flat rolled steel in the manufacture of its tubular products coupled with small realized price improvements.

Gross earnings for the three months ended September 30, 1997 were up 29.4% to $16.7 million from the same 1996 period. Operating earnings for the third quarter of 1997 improved 35.6% to $11.8 million from $8.7 million for the third quarter of 1996. Gross earnings and operating earnings for the nine months ended September 30, 1997 improved 41.6% and 52.6%, respectively, over the same periods in 1996 due to volume and price improvements.

Net earnings from continuing operations for the third quarter of 1997 of $10.7 million, or $.48 per share, were up 48.6% over the same period in 1996. Net earnings from continuing operations for the nine months ended September 30, 1997 of $28.8 million, or $1.33 per share, increased 64.2% over the same 1996 period.

Gain from discontinued operations of $12.4 million was related to receipt of escrowed proceeds from the prior sale of AFB.

On August 27, 1997, LST's $50 million 8% Subordinated Debentures due 2002 were converted into 2,060,403 shares of common stock.


                        FINANCIAL CONDITION AND LIQUIDITY

LST has no direct business operations other than Steel or significant sources of cash other than from investments or the sale of securities. Steel may pay dividends to LST provided it meets certain covenants of its revolving credit facility. LST is reimbursed by Steel for its operating costs as provided by its cost-sharing agreement with Steel.

At September 30, 1997, LST had available cash and cash equivalents, short-term investments, and marketable securities of $52.2 million, up from $33 million at June 30, 1997, primarily due to receipt of $12.4 million related to the previous sale of AFB and repayment by Steel for slab purchases made by LST. LST has no immediate cash requirements as Steel reimburses LST for those expenses incurred for Steel's benefit under a cost sharing plan.

LST has no debt. On August 27, 1997, LST's $50 million 8% Subordinated Debentures due 2002 were converted into 2,060,403 shares of common stock.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings.

Steel entered into a five-year revolving credit agreement on October 2, 1997 under which it can borrow $100 million. The initial interest rate on borrowings is LIBOR plus .625% which at October 2, 1997 was 6.285%. Steel also pays a fee of .175% on the unused portion of the credit facility. The agreement contains various restrictive covenants including requirements to maintain minimum tangible net worth and working capital levels and meet other financial ratios. Steel used $38.2 million of its credit facility to pay off its previous credit arrangement, which included a $1.1 million prepayment penalty that will be expensed in the fourth quarter.

Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

Steel believes that funds generated by operations and its borrowing capacity under the revolving credit agreement will provide the liquidity necessary to fund its cash requirements for the remainder of 1997.

The matters discussed or incorporated by reference in this report on Form 10-Q that are forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand, the regulatory and trade environment, and other risks indicated in other filings with the Securities and Exchange Commission.


                          PART II. - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 28, 1997, the registrant announced that it was calling for redemption on August 28, 1997 the entire $50 million principal amount of its 8% Convertible Subordinated Debentures due 2002 at a redemption price of 100% of the principal amount. The Debentures were convertible into the registrant's Common Stock at a conversion price of $24.25 per share. On August 28, 1997, the holders of $49,965,000 of the Debentures surrendered them for conversion into 2,060,403 shares of Common Stock. The issuance of those shares to those Debenture holders was exempt from registration under the Securities Act of 1933 pursuant to
Section 3(a)(9) of the Act. The shares of Common Stock issued upon the conversion of the Debentures were exchanged by the registrant with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting that exchange.

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

Dated: October 15, 1997