Form 10-K
period 1997-12-31
LONE STAR TECHNOLOGIES INC
filed 1998-02-24
CIK 791348

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

                     For the fiscal year ended December 31, 1997

                            COMMISSION FILE NUMBER 1-12881

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

Common Stock, par value $1.00                            New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X  .  No     .
                           ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1998, the number of shares of common stock outstanding was 22,503,248. The aggregate market value of common stock (based upon the closing price on the New York Stock Exchange on that date) held by nonaffiliates of the registrant was approximately $651 million.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                        PART I

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS. . . . . . . . . . 10


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . 10

ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . 11

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION . . . . . . . . . 12

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . 17

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS
          AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . 17

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . 36


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT. . . . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 36


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . 36

ITEM 15.  SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

                                        PART I



ITEM 1.   BUSINESS

                                       GENERAL

Lone Star Technologies, Inc. (LST) is a management and holding company that currently has one principal operating subsidiary, Lone Star Steel Company (Steel). Steel serves three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services. Oilfield products are comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry. Specialty tubing products consist of Drawn Over Mandrel (DOM) tubing and as-welded tubing that are manufactured and marketed globally to automotive, fluid power, and other markets for various mechanical applications. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets. LST's consolidated revenues are not seasonal. However, Steel's sales of oilfield products are sensitive to the level of domestic drilling activity, which is in turn dependent on the prices of oil and natural gas.

LST was incorporated in Delaware in 1986 and became the holding company of Steel, pursuant to Steel's merger with a wholly owned subsidiary of LST. In 1988, LST acquired the stock of American Federal Bank (AFB), a federally chartered savings bank. During May 1991, a major creditor group received 19.5% of the common stock of Steel, creating a minority interest in Steel. In 1995, LST repurchased 4.95% of Steel's common stock from Steel's minority shareholders. In January 1997, all of the remaining outstanding common stock, preferred stock and warrants held by the other minority shareholders of Steel were purchased by LST, making Steel a wholly owned subsidiary of LST. In November 1993, LST sold the stock of AFB. During August 1997, LST received $12.4 million as a final payment on the sale of AFB. The accompanying consolidated financial statements reflect this payment as a gain from discontinued operations.


                            LINES OF BUSINESS INFORMATION

In the last three years, segment revenues were as follows:


                                                                       ($ in millions)
                                                          1997               1996                1995
                                                  ----------------    ---------------     ---------------
                                                    $           %       $          %        $          %
                                                   ---         ---     ---        ---      ---        ---
Oilfield products revenues                        454.1        69     371.0        68     241.6        57
Specialty tubing products revenues                129.0        20     109.8        20     115.2        27
Flat rolled steel and other tubular revenues       71.2        11      68.2        12      69.0        16
                                                  -----       ----   ------       ---     -----       ---
Consolidated net revenues                         654.3       100     549.0       100     425.8       100
                                                  -----       ----   ------       ---     -----       ---
                                                  -----       ----   ------       ---     -----       ---


Additional segment information is included in Note B to the consolidated financial statements.

OILFIELD PRODUCTS.  Steel manufactures and markets oil country tubular goods
(OCTG) and line pipe.

OCTG offered by Steel includes the widest size and chemistry range of electric resistance welded (ERW) high-quality prime casing and tubing for oil and gas drilling and production in the United States. Casing, which represents about 75% of all OCTG tonnage sold by Steel, is the structural retainer for the walls of oil and gas wells. It also serves to prevent pollution of nearby water reservoirs and to prevent contamination of a well's production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and gas to the surface. Steel offers the widest ranges of OCTG diameters (2 1/16" to 20") and grades produced in the industry, including grades that have been successfully used for drilling at depths of over 30,000 feet.

Demand for OCTG is affected by drilling activity which is driven by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. Domestic drilling activity was up 21% in 1997 from the prior year, according to the average number of rigs operating in the United States as measured by Baker Hughes. Steel's open orders for OCTG at December 31, 1997, were down 21% from the prior year-end as distributors continued to work down slightly higher inventory levels at the end of the year. Approximately 6% of shipments in 1997 were used outside the United States. Sales and earnings are affected by price, cost, availability of raw materials, oil and gas drilling activity, general economic conditions, and an equitable trade environment.

LINE PIPE offered by Steel ranges in diameter from 2 3/8" to 16" and is used to gather and transport oil and gas from the well site to storage or refining facilities. Approximately 10% of Steel's line pipe shipments were exported in 1997.

SALES AND DISTRIBUTION. Steel's domestic OCTG sales distribution network consists of 14 nonexclusive distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. Line pipe is also sold through nonexclusive distributors and directly to end users. Internationally, OCTG is sold through distributors and trading companies as well as directly to end users. The largest customer and the second largest customer, both distributors of Steel's oilfield products in 1997, accounted for 17% and 12% of total tons shipped, respectively. About 77% of the oil and gas wells drilled in the United States in 1997 were located in Texas, Oklahoma, Kansas, Louisiana, New Mexico, and the federal waters of the Gulf of Mexico, all within 750 miles of Steel's mill in Lone Star, Texas. The majority of Steel's oilfield products were sold for use in these states, as well as the Gulf of Mexico which is less than 250 miles from Steel's mill.

ALLIANCE MILLS. Steel has expanded into other marketing agreements to sell steel tubular products manufactured by six unrelated companies. These arrangements are intended to expand Steel's product offerings without a substantial investment in plant and equipment and enhance Steel's marketing competitiveness. These transactions are performed on a commission basis, through purchase and resale of the products, and under agreements to process flat rolled steel provided by Steel into tubular products. These arrangements accounted for over 20% of Steel's revenues from oilfield products during 1997.

RAW MATERIALS AND INVENTORIES. OCTG and line pipe are generally produced to fill specific orders and, accordingly, Steel maintains the majority of its inventory in the form of raw materials, work-in-process, or finished goods earmarked for specific orders. Some work-in-process and finished inventories are maintained in order to provide flexibility in responding to customer delivery demands.

Steel purchases steel slabs, scrap steel, and steel coils for use in the manufacture of its products. The availability of steel slabs to meet production needs remained tight in 1997, and it was often necessary for Steel to commit to
purchase slabs   90 to 150 days prior to production.  Steel has secured
commitments from a major supplier to be provided most of its steel slab requirements for 1998. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is purchased in the spot market and internally generated from Steel's operations. The price of scrap steel and steel slabs can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

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

Two primary markets exist for OCTG, and Steel serves both. Deep critical wells, such as offshore wells, require high-performance OCTG that can sustain enormous pressure as measured by burst strength, collapse strength, and yield strength. Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. Steel, with its full-body normalized ERW manufacturing process that meets American Petroleum Institute standards, often competes with seamless OCTG in this market. Operators drilling shallow wells generally purchase OCTG on the basis of price and availability because wells of this nature require fewer performance characteristics. Steel competes in this market, which is served primarily by producers of seam-annealed ERW and seamless OCTG, with its full range of Lone Star-Registered Trademark- products as well as with its Wildcat-TM- brand of OCTG.

Several domestic manufacturers produce limited lines of OCTG, and a number of foreign manufacturers produce OCTG for export to the United States. Imported OCTG accounted for approximately 16% of the apparent supply available to the domestic OCTG market during 1997 and 14% during 1996 and 1995, as compared to 24% in 1994. A reduction of imported OCTG from levels experienced in the 1992 to 1994 period resulted from the imposition of protective tariffs on certain foreign countries in 1995. These trade tariffs, which were intended to promote an equitable trade environment, remained in effect during 1997. Because these protective tariffs cover significant OCTG producing countries in Asia, the level of imported OCTG has not substantially changed as a result of currency devaluations and general slowdowns in certain Asian economies at the end of 1997.

SPECIALTY TUBING PRODUCTS.  Steel manufactures and markets specialty tubing.

SPECIALTY TUBING includes a wide array of high-quality, custom-made steel tubular products which require critical tolerances, precise dimensional control, and special metallurgical properties. Steel's specialty tubing products range in size from 7/8" to 15 1/2" in outside diameter and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties, and surface finishes. Product uses include the manufacture of automotive, construction, and farm equipment and industrial applications such as hydraulic cylinders, stabilizer tubes, intrusion devices, machine parts, bearing races, downhole pump barrels, and printing rollers. Because of the wide range of industrial applications, sales traditionally follow general domestic economic conditions.

Steel produces most of its specialty tubing by the drawn over mandrel (DOM) process which uses a drawbench to pull tubing through a die and over a mandrel. Steel believes it has the largest domestic manufacturing capacity for DOM tubing. The use of the DOM manufacturing process enables Steel to achieve higher critical tolerances and dimensional control than other processes. Steel's 1,000,000 pound drawbench, the largest in the United States, also enables Steel to manufacture larger diameter, heavier wall products and thus access a broader market than its competitors. Moreover, Steel is the only DOM specialty tubing manufacturer in the U.S. that produces its own electric arc furnace (EAF) steel, which allows for control of the complete manufacturing process. DOM specialty tubing order quantities are typically small (usually less than 50,000 pounds) and made to exact customer specifications. Steel's integration of steelmaking and tube finishing allows for optimal inventory control, combined with just-in-time customer delivery of tubes with special steel chemistries and precise dimensional requirements.

Steel also produces as-welded specialty tubing which does not utilize the DOM process. A typical application for this product is trailer axles.

Demand for specialty tubing products, within the traditional markets, was up in 1997 due to strong automotive sales, construction activity, and general economic conditions. Open orders at year-end 1997 were 56% more than the prior year-end.

SALES AND DISTRIBUTION. Domestically, specialty tubing is marketed and sold through 19 nonexclusive steel service centers and directly to end users. Specialty tubing products have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. The largest customer of Steel's specialty tubing in 1997 accounted for 14% of total shipments. Internationally, the majority of Steel's specialty tubing is currently sold directly to end users. Exports accounted for approximately 26% and 19% of Steel's DOM specialty tubing shipments in 1997 and 1996, respectively.

RAW MATERIALS AND INVENTORIES. Raw materials are readily available from multiple sources. Production is generally scheduled to meet specific orders and, accordingly, inventory is managed to minimize the amount of finished goods on hand. Work-in-process inventories are maintained in order to provide flexibility in responding to customer needs.

Steel purchases steel slabs, scrap steel, and coiled steel for use in the manufacture of its products. The availability of steel slabs to meet production needs remained tight in 1997, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel has secured commitments from a major supplier to be provided most of its steel slab requirements for 1998. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is purchased in the spot market and internally generated from Steel's operations. The price of scrap steel and steel slabs can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

COMPETITION. The market for specialty tubing is competitive and is served by several manufacturers. During 1996, Steel completed a capital expenditure program to expand its specialty tubing capacity. The expansion allowed Steel to ship 18% more tons in 1997 over 1996. Based on generally available market data, Steel believes it has the largest production capacity for DOM specialty tubing products in the United States.

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

SALES AND DISTRIBUTION. Flat rolled steel is sold directly to end users and through service centers, primarily in the southwestern region of the United States. The largest customer of Steel's flat rolled steel accounted for 80% of Steel's flat rolled steel sales in 1997 as well as substantially all other sales of miscellaneous tubular products other than oilfield and specialty tubing products. This customer has steel processing facilities located adjacent to Steel's facilities in East Texas, and those facilities purchase most of its flat rolled steel from Steel. Sales to this customer represented approximately 8% of Steel's total revenues for 1997.

RAW MATERIALS AND INVENTORIES. Steel produces flat rolled steel from its internally produced slabs and slabs purchased from unrelated companies. The availability of steel slabs to meet production needs remained tight in 1997, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel has secured commitments from a major supplier to be provided most of its steel slab requirements for 1998. Steel's principal raw material used in the production of its slabs is steel scrap, which is purchased in the spot market and internally generated from Steel's operations. The price of steel scrap can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

COMPETITION. Flat rolled steel is sold in highly competitive markets generally concentrated in the southwestern region of the United States. Sales and earnings are affected by the cost of raw materials, use of flat rolled steel by Steel in the manufacture of its tubular products, demand by outside customers, and general economic conditions.

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


                                      EMPLOYEES

At December 31, 1997, LST and Steel had a total of 2,044 active employees, of whom 1,390 were members of two unions represented by three bargaining units.
The majority of union workers are represented by the United Steelworkers of America under a contract signed in May 1996, which expires on May 31, 2001, with a provision to reopen the contract for wages but not other benefits or work conditions after May 31, 1999. Management considers its relationship with its employees to be good.


                                  FOREIGN OPERATIONS

Steel conducts no manufacturing operations outside the United States. Export sales to destinations outside the United States were approximately $58.1 million, $50.0 million, and $37.9 million for the years 1997, 1996, and 1995, respectively.


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

AIR quality is governed by the federal Clean Air Act and the Texas Clean Air Act. The TNRCC has primary responsibility for implementing and enforcing the federal law through the state program. The Texas State Implementation Plan implements, maintains, and enforces the National Ambient Air Quality Standards established by the EPA, as well as the other federal air quality programs. Recently, the TNRCC adopted rules implementing Title V of the federal Clean Air Act, which requires subject sources to apply for a general operating permit. Steel has submitted an abbreviated application for a general operating permit, as required. The TNRCC has not yet set a deadline for subject sources within the steel industry to submit full applications. Once the TNRCC issues Steel a general operating permit, Steel will have additional record keeping obligations.

Emission sources at Steel's facilities are currently regulated by a combination of individual permit limitations and statewide standards. Sources which existed before the implementation of the state permitting requirements are registered with the TNRCC as "grandfathered sources" and are not required to obtain a permit. If, however, a grandfathered source is modified in a manner that increases the amount or changes the character of air contaminants emitted into the atmosphere, it becomes subject to permitting requirements. Steel is presently in substantial compliance with the conditions of its permits and applicable standards.

WATER quality is governed by the federal Clean Water Act, implemented by the EPA, and the state Water Code, implemented by the TNRCC. Steel is required to have two separate permits to discharge wastewater from each of its outfalls: a National Pollutant Discharge Elimination System (NPDES) permit issued by the EPA and a wastewater discharge permit issued by the TNRCC. The regulatory emphasis on wastewater is directed at the control of effluent toxicity. Steel is also required to have an NPDES permit to discharge storm water that is not commingled with wastewater. Steel's storm water discharges are permitted through the EPA's NPDES General Permit for Storm Water Discharges Associated With Industrial Activities.

In the process of manufacturing low alloy carbon grade steel and fabricating steel pipe and tube, Steel generates wastewater which contains certain contaminants from the process. Steel is authorized by both a state and a federal permit to discharge its wastewater to either of two receiving water bodies, Ellison Creek Reservoir or Big Cypress Creek. Each permit contains effluent limitations for the contaminants of concern that might be present in Steel's wastewater. The effluent limitations are usually the same in both permits, but if not, the more stringent limitations determine the maximum concentrations of contaminants that may be present in Steel's wastewater. To comply with these limitations, Steel treats its wastewater before discharge.
The permits require that Steel monitor the concentrations of the contaminants of concern in its effluent on a regular basis and report the monitoring results to the TNRCC and the EPA.

The only compliance issue for Steel is the effluent limitations for total lead at its process discharge outfall. Steel's state wastewater discharge permit was renewed effective August 1, 1994, for a five-year term. The effluent limitations for total lead were less stringent for the first three years than the remaining two years of the permit term because the TNRCC also issued an order granting Steel a three-year variance from the Texas Surface Water Quality Standards for dissolved lead. The order was based on scientific evidence that less stringent, site-specific water quality standards for dissolved lead were appropriate for the receiving water bodies into which Steel discharges its wastewater. Thereafter, the TNRCC adopted, and the EPA approved, the site-specific water quality standards for dissolved lead. Before the temporary variance expired on August 1, 1997, and in accordance with the terms of the temporary variance, Steel submitted an application to the TNRCC for an amendment to its wastewater discharge permit to modify the final effluent limitations for total lead at its process discharge outfall. Recently, the TNRCC provided to Steel, for review, a draft proposed permit that contains effluent limitations for total lead at that outfall based on the site-specific water quality standards for dissolved lead. The proposed effluent limitations for total lead are less stringent than those that were authorized by the temporary variance. Steel anticipates that the TNRCC will issue to Steel the final amended permit within a few months. Steel further anticipates that it will be able to comply with all requirements of its state wastewater discharge permit as amended.

Steel's existing federal NPDES permit for wastewater discharges was scheduled to expire in June 1995. However, this permit continues in effect until the EPA takes final action on a renewal NPDES permit. On December 31, 1994, the EPA published a notice of intent to issue Steel a renewal NPDES permit. The draft NPDES permit contained effluent limitations for total lead that are less stringent than those in the existing NPDES permit. The EPA based this modification on the site-specific water quality standards for dissolved lead. The only requirement in the draft NPDES permit on which the EPA and Steel could not reach agreement was the inclusion of a whole effluent toxicity (WET) limit. WET is measured by exposing freshwater organisms, such as fathead minnow larvae, to various concentrations of effluent for seven days and then determining the growth and survival of the test organisms. A WET limit is a legally enforceable permit limitation that is based on the survival of the test organism in a stated concentration of the effluent. Steel opposed the inclusion of a WET limit in its renewal NPDES permit, because its effluent contains naturally occurring bacteria that are pathogenic to fathead minnow larvae. These pathogenic bacteria interfere with the WET tests. Steel also later filed a Petition for Review challenging the EPA final rule adopting the WET test methods for the reason that EPA did not address in the methods the issue of how to account for adverse influences of pathogens in the conduct of WET tests. Steel and the EPA have been involved in settlement negotiations to resolve both the Petition for Review and the NPDES permit issue. Steel believes that it will be able to settle both matters favorably with the EPA.

SOLID AND HAZARDOUS WASTE management is governed by the Texas Solid Waste Disposal Act and RCRA. The TNRCC has primary responsibility for implementing and enforcing the federal law through the state program.

Solid waste, some of which is now classified as hazardous, has been generated by Steel since it began operation. As with similar mills in the industry, Steel's EAF generates dust containing lead, chromium, and cadmium. Until 1988, Steel disposed of the EAF dust and other wastes in on-site management units. Steel is registered as a large quantity generator and only stores hazardous waste on-site for periods less than ninety (90) days. Hazardous wastes, and most nonhazardous wastes, are now shipped off-site to commercial facilities for disposal or reclamation. EAF dust has been recycled for metals recovery since 1991.

In the past, Steel operated solid waste management units for the storage and disposal of nonhazardous and hazardous wastes. These sites include four land-based RCRA waste management units and a fifth site which predates RCRA. In 1996, Steel received TNRCC approval of a closure plan for the site not subject to RCRA (a pond previously used for storing spent acid and a tarry waste). Closure began in September 1997. Two sites subject to RCRA (the main plant landfill and a site that received air pollution sludge) have been closed as hazardous waste landfills in accordance with requirements of RCRA and corresponding state regulations. These sites are subject to post-closure care obligations, including groundwater monitoring, for up to thirty years. Of the remaining two sites, one has been closed by a combination of removal (clean closed) and conversion to nonhazardous landfill and one has been clean closed, in accordance with requirements of RCRA and corresponding state regulations. In 1996, TNRCC accepted the closure certifications for all four units and released the clean-closed and nonhazardous units from further RCRA requirements. The TNRCC will issue Steel a permit for the facilities requiring post-closure care. Steel estimates the actual cost of RCRA post-closure care for the remaining twenty-four years to be approximately $350,000.


ITEM 2.   PROPERTIES

Steel conducts its operations at facilities on a 2,000-acre site in East Texas. The original facilities, constructed in the 1940's and 1950's have been expanded and modernized, and include two electric arc furnaces (EAF) equipped with oxy-fuel burners with a combined capacity of approximately 575,000 ingot tons per year; two rolling mills, a "two-high" mill that rolls the EAF ingots into slabs and a "four-high" single stand reversing Steckel mill that produces flat rolled coils; coil slitting and handling equipment; two pipe welding mills; six draw benches, including the largest specialty tubing drawbench in the United States; heat treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which tubular goods are threaded and couplings are applied; and various support facilities including a shortline railroad and other transportation and storage facilities. Steel's and LST's headquarters are located in leased facilities in Dallas, Texas.

Steel's annual rated capacity approximates 480,000 slab tons, 1,250,000 flat rolled tons, and 1,000,000 welded pipe tons. Steel has access through marketing arrangements and agreements with alliance mills to additional oilfield pipe capacity of approximately 250,000 tons. In 1997, the specialty tubing facilities operated near 80% of capacity. The rolling mills and pipe mills generally operated at or above 90% of capacity, while the EAF's operated at about 50% of capacity.

In addition to the manufacturing facilities, Steel owns 8,250 acres in Texas which were purchased primarily for iron ore or coal reserves, and Steel owns mineral interests in an additional 12,000 acres in Oklahoma and 60,000 acres in Texas. No minerals have been recovered from these properties for many years because their use is no longer required in Steel's operations. Steel owns nominal oil and gas interests in an additional 9,400 acres in Texas.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

LST's Common Stock trades on New York Stock Exchange under the symbol LSS. The following table summarizes the range of trading prices by quarter for the last two years (in $):

                          First         Second          Third         Fourth
1997      High           22             28 5/8         52 1/2         59 3/16
          Low            15 3/8         18             27 13/16       22 1/4
1996      High           11 5/8         12 7/8         17 1/4         18 7/8
          Low             8 7/8         10 3/8         11             13 5/8

As of January 31, 1998, LST had approximately 4,200 common shareholders of record. LST has paid no dividends on its Common Stock since becoming a public company.

On July 28, 1997, LST called for redemption of its $50.0 million principal amount 8% convertible subordinated debentures due 2002. By the end of August 1997, substantially all of the debentures were converted into LST common stock increasing the total shares outstanding by 2.1 million.

During December 1997, LST purchased 0.5 million shares of its common stock to be used as treasury stock under a Board of Directors approved plan to buy up to 1 million common shares.

ITEM 6.   SELECTED FINANCIAL DATA



                                                          ($ in millions, except share and employee data)
                                                  1997           1996           1995           1994           1993
                                                --------       --------       --------       --------       --------
Oilfield products revenues                      $ 454.1        $ 371.0        $ 241.6        $ 196.6        $ 197.0
Specialty tubing products revenues                129.0          109.8          115.2           94.8           72.7
Flat rolled and other tubular revenues             71.2           68.2           69.0           65.6           62.8
                                                 ------        -------        -------        -------        -------
  Total revenues                                  654.3          549.0          425.8          357.0          332.5

Gross earnings                                     64.2           48.2           26.2           12.8            6.3
Selling, general, and administrative expenses     (19.6)         (16.4)         (14.6)         (16.2)         (16.9)
                                                 ------        -------        -------        -------        -------
Operating earnings (loss)                          44.6           31.8           11.6           (3.4)         (10.6)
Interest income                                     3.0            4.4            5.8            4.3            0.9
Interest expense                                   (6.6)          (6.8)          (8.7)          (8.2)          (7.0)
Other income (loss)                                 0.3           (0.1)           2.4            2.5            0.3
Minority interest in Steel                            -           (3.8)          (1.5)           1.0            2.3
Income tax                                         (0.9)          (0.6)            -              -              -
                                                 ------        -------        -------        -------        -------
Earnings (loss) from continuing operations         40.4           24.9            9.6           (3.8)         (14.1)
Earnings (loss) from continuing operations
  per common share - diluted                       1.83           1.19           0.46          (0.19)         (0.69)

Net earnings (loss)                                53.7           24.9            9.6            1.2           (7.2)
Net earnings (loss) per common share - diluted  $  2.44        $  1.19        $  0.46        $ (0.04)       $ (0.35)
Common shares used for diluted EPS                 22.1           20.9           20.6           20.4           20.3

Current assets                                  $ 207.2        $ 206.6        $ 194.5        $ 180.8        $ 235.6
Total assets                                      405.8          396.0          357.7          345.7          411.2

Current liabilities                                81.3           74.7           53.5           53.4           57.9
Total liabilities                                 188.1          267.2          255.5          249.6          267.8

Shareholders' equity                            $ 217.7        $ 128.8        $ 102.2       $   96.1        $ 143.4

Shares outstanding (millions)                      22.5           20.7           20.5           20.4           20.3

Capital expenditures                            $  34.7        $  20.0        $  14.9       $    7.0        $   5.8
Depreciation and amortization                   $  14.3        $  11.8        $  11.4       $   11.4        $  11.0
Active employees                                 2,044          1,941          1,696          1,592          1,688

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                       OVERVIEW

LST's revenues are derived from Steel's three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services.

PRODUCTS AND MARKETS. The oilfield products business includes the manufacture and marketing of OCTG, the casing and tubing used in oil and gas well drilling and production, and line pipe that is used to gather and transport oil and gas from the well site to storage or refining facilities. Steel is one of the largest domestic producers and suppliers of OCTG, based on data compiled by the American Iron & Steel Institute. OCTG represents over three-fourths of Steel's oilfield products volume as measured in tonnage, and exports have ranged from approximately 6% to 12% of this segment's shipments during the last three years.

Demand for oilfield products is generally affected by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. A key indicator of domestic demand is the average number of drilling rigs operating in the United States. According to Baker Hughes, the average United States rig counts in 1997, 1996, and 1995 were 943, 779, and 723, respectively. Demand is also affected by the amount of oilfield products imported into this country as well as available industry inventories. Imported OCTG represented approximately 16% of the apparent supply in 1997 and 14% in 1996 and 1995, as compared to 24% in 1994. A reduction of imported OCTG from levels experienced in the 1992 to 1994 period resulted from the imposition of protective tariffs on certain foreign countries in 1995. These trade tariffs, which were intended to promote an equitable trade environment, remained in effect during 1997. Because these protective tariffs cover significant OCTG producing countries in Asia, the level of imported OCTG has not substantially changed as a result of currency devaluations and general slowdowns in certain Asian economies at the end of 1997. The effect of available inventory increased in significance last year as OCTG mills operated near their full productive capacity. The volatility of oil and gas prices creates uncertainty with respect to the timing and extent of increased activity in the energy sector. This affects customer confidence in the longer term outlook for energy prices and as a result some drilling projects may be deferred. However, domestic markets strengthened considerably in 1997 as oil and gas prices were at levels needed to justify additional exploration and production spending while efficiencies from new oilfield technologies continued to lower costs associated with these activities.

Steel's specialty tubing products segment includes two product groups: Drawn Over Mandrel (DOM) tubing and as-welded tubing. Specialty tubing consists of a wide array of high-quality, custom-made steel tubular products requiring critical tolerances, precise dimensional control, and special metallurgical properties. These products are used in the further manufacture of automotive, construction, and other industrial equipment such as hydraulic cylinders, stabilizer tubes and intrusion devices, and machine parts.

Specialty tubing is used in a wide range of industrial applications and, therefore, demand is sensitive to general economic conditions. Demand increased during 1997 and open orders were up 56% at year-end as compared to year-end 1996. International shipments of DOM specialty tubing were 26%, 19%, and 15% of shipments in 1997, 1996, and 1995, respectively.

Steel's participation in the flat rolled steel commodity market is generally concentrated in the southwestern region of the United States and is affected by factors such as price, capacity utilization, and raw material costs. Flat rolled steel produced by Steel is primarily used by Steel in the manufacture of tubular products, but is also sold to customers for the manufacture of a variety of commercial and industrial products. Flat rolled steel is sold in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions.

MANUFACTURING. The manufacture of Steel's products is capital intensive. Utilization rates rose significantly during 1997 at Steel's manufacturing facilities. Certain facilities were utilized in excess of 90% of capacity for significant periods during 1997. The level of production volume through Steel's various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of raw materials, including scrap steel, steel slabs, coils, electricity, and natural gas. Steel has entered into certain marketing alliances and manufacturing arrangements with unrelated companies involving the marketing of their products and processing of flat rolled steel provided by Steel into tubular products which provides Steel access to additional manufacturing capacity.

Steel is under a capital expenditure program for the 1997 to 1998 period totaling approximately $70.0 million. This program is designed to improve quality and lower costs and will be financed from operating cash flows and available borrowings under Steel's revolving credit facility.


                                RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of earnings are as follows:


                                                                      ($ in millions)
                                                        1997                1996                1995
                                                  --------------      ---------------     --------------
                                                    $         %         $         %         $         %
                                                   ---       ---       ---       ---       ---       ---
Oilfield products revenues                        454.1      69       371.0      68       241.6       57
Specialty tubing products revenues                129.0      20       109.8      20       115.2       27
Flat rolled steel and other tubular revenues       71.2      11        68.2      12        69.0       16
                                                  -----    ----       -----     ---       -----      ---
Consolidated net revenues                         654.3     100       549.0     100       425.8      100
                                                  -----    ----       -----     ---       -----      ---
                                                  -----    ----       -----     ---       -----      ---

Shipments of products by segment are as follows:

                                                                           (in tons)
                                                         1997                1996                1995
                                                        -------             -------             -------
Oilfield products                                      632,600             545,300              363,600
Specialty tubing products                              119,800             101,500              103,600
Flat rolled steel and other tubular products           194,100             195,800              190,900
                                                       -------             -------              -------
Total tons shipped                                     946,500             842,600              658,100
                                                       -------             -------              -------
                                                       -------             -------              -------


1997 COMPARED WITH 1996

NET REVENUES of $654.3 million increased 19.2% over 1996. Net revenues from oilfield products improved 22.4% to $454.1 million in 1997. Shipment volumes and prices were up from 1996 levels by 16.0% and 5.5%, respectively. Demand for Steel's OCTG rose as land based drilling increased in 1997. This was reflected in the average domestic rig count which increased to 943 in 1997 from 779 in 1996. Demand was also favorably impacted by the reduction in imported OCTG resulting from the continuation of duties imposed on products from certain countries.

Specialty tubing products revenues increased by 17.5% to $129.0 million from higher shipment volumes with flat prices. Shipment volumes were up 18.0% due to additional automotive sales, robust construction activity, and strengthening demand in the overall economy. Steel achieved higher shipments with new capacity from the expansion of its specialty tubing facilities in late 1996.

Flat rolled and other tubular products net revenues were up 4.4% to $71.2 million due to higher realized prices with flat shipment volumes.

GROSS EARNINGS improved 33.2% to $64.2 million in 1997 from $48.2 million in 1996. The improvement was due to higher shipments of oilfield and specialty tubing products combined with small price increases for oilfield products and flat rolled steel. Increased production volumes also resulted in improved gross margins as raw material costs were essentially unchanged from 1996.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES increased to $19.6 million from $16.4 million in 1996 due to additional selling expenses associated with higher sales and continued modernization of computer systems.

INTEREST INCOME decreased $1.4 million in 1997 from 1996 to $3.0 million primarily due to usage of $25.0 million of invested funds in January to buy the remaining minority interest in Steel.

INTEREST EXPENSE of $6.6 million was $0.2 million less than 1996 due to the conversion of LST's $50.0 million subordinated debentures at the end of August into 2.1 million shares of LST's common stock.

OTHER INCOME, NET. Net other income of $0.3 million and $0.1 million for 1997 and 1996, respectively, consisted of nonrecurring miscellaneous items.

EARNINGS FROM CONTINUING OPERATIONS for 1997 improved to $40.4 million, or $1.83 per diluted share, from $24.9 million, or $1.19 per diluted share, in 1996. The improvement was due to higher shipment volumes, small price increases for oilfield products and better gross margins.

EXTRAORDINARY ITEMS totaling $0.9 million, or $.04 per diluted share, reflect a $1.1 million prepayment charge on the refinancing of Steel's revolving credit facility and a $2.0 million gain related to reduction of prior reserves for United Mine Worker's claims.

GAIN FROM DISCONTINUED OPERATIONS of $12.4 million, or $.57 per diluted share, resulted from receipt of escrowed proceeds of $12.4 million from the prior sale of American Federal Bank.

NET EARNINGS of $53.7 million, or $2.44 per diluted share, included earnings from continuing operations of $40.4 million, extraordinary items of $0.9 million and gain from discontinued operations of $12.4 million.


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

INTEREST INCOME was $1.4 million less in 1996 than in 1995 as short-term interest rates were lower on average in 1996 than in 1995.

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

EARNINGS FROM CONTINUING OPERATIONS AND NET EARNINGS for 1996 were both $24.9 million or $1.19 per diluted share. For 1995, net earnings and earnings from continuing operations were both $9.6 million or $0.46 per diluted share.


                          FINANCIAL CONDITION AND LIQUIDITY

At December 31, 1997, LST had available cash and cash equivalents, short-term investments, and marketable securities totaling $39.5 million.

Also, at year-end Steel had a $100.0 million revolving credit facility, under which it had $56.6 million of availability, after reduction for borrowings and outstanding letters of credit. This $100.0 million facility replaced another $75.0 million credit facility from other lenders in October 1997. Under the new credit facility interest is payable under one of two rate options: at the London Interbank Offered Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate. At December 31, 1997, the rate was 6.47% and was indexed at 0.50% over LIBOR. Steel also pays an indexed rate on the unused portion of the credit facility, which at December 31, 1997 was 0.15% per annum. The term of the agreement is through October 2002. The revolving credit agreement also includes requirements to maintain minimum net worth levels, meet certain financial ratios and restricts Steel's ability to incur additional indebtedness.

On August 28, 1997, LST's $50.0 million 8% subordinated debentures were converted into 2.1 million shares of LST common stock.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings. Steel believes that funds generated by operations and its borrowing capacity under the revolving credit agreement will provide the liquidity necessary to fund its cash requirements during 1997.

Steel's operations are subject to restrictive environmental compliance and permitting requirements of various governmental agencies that include the TNRCC and the EPA. Steel believes that the cost of maintaining compliance with environmental requirements will fall within its contemplated operating and capital expenditure plans, averaging $1 - $3 million annually in the foreseeable future.

LST and Steel have completed an assessment of certain year 2000 issues on various computer related systems. Necessary changes outlined in an implementation plan for corrective actions are being made. It is expected that the required changes will be made by year 2000 to preclude any material adverse consequences. Corrective actions are estimated to cost $1 - $1.5 million in 1998 and are being funded primarily from ongoing computer systems operating budgets. LST and Steel are in the process of conducting an additional assessment of certain year 2000 issues on Steel's manufacturing equipment, time based operating equipment, and significant suppliers, which will be completed in 1998. It is anticipated that corrective actions, if any, will be made by year 2000.

LST has no direct business operations other than Steel or significant sources of cash other than from short-term investments or the sale of securities. LST is reimbursed by Steel for most of its operating costs as provided by its cost-sharing agreement with Steel. Under Steel's revolving credit agreement, funds can be distributed to LST from unrestricted net worth, which at December 31, 1997 was $54.7 million. Unrestricted net worth increases by 50% of Steel's future net earnings less distributions. At 1997 year-end, restricted net worth was $108.4 million.

LST periodically purchases steel slabs which are consigned to Steel for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material. Steel pays LST as the slabs are used plus interest on unpaid amounts. During 1997, LST's slab purchases amounted to approximately $113.3 million.

In November 1993, LST sold the stock of AFB, one of its operating subsidiaries, to Guaranty Federal Bank, F.S.B. (GFB). The sale price was $155.7 million; of that, LST received $135.7 million in cash on the date of the sale, $5.0 million in November 1994, and $15.0 million was in escrow to pay for certain GFB claims pursuant to the sale agreement. During August of 1997, LST received $12.4 million from the escrow in final settlement of all outstanding claims and recognized the same amount as gain from discontinued operations.


                           RECENT ACCOUNTING PRONOUNCEMENTS

LST will adopt SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. LST's only non-owner change in equity at December 31, 1997, is a minimum pension liability adjustment. Upon adoption, comprehensive income and the cumulative other comprehensive income will be reported in a consolidated statement of shareholders' equity which is currently shown in Note D, to the consolidated financial statements.

LST will adopt SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information", effective January 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments.
SFAS No. 131 will require companies to select segments based on their internal reporting system. LST's current segments, as reported herein, are consistent with the company's internal reporting systems. Therefore, adoption of this pronouncement will not have a significant impact on LST's financial statement disclosures.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LST and its subsidiaries do not invest in commodities or foreign currencies. LST's investments in cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are held to maturity. Therefore, interest rate risk is not considered to be material. Information regarding LST's investments is included in Note A to the consolidated financial statements.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                          PAGE
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . 18
Consolidated Statements of Earnings,
          for the years ended December 31, 1997, 1996, and 1995. . . . . . . 19
Consolidated Balance Sheets at December 31, 1997 and 1996. . . . . . . . . . 20
Consolidated Statements of Cash Flows,
          for the years ended December 31, 1997, 1996, and 1995. . . . . . . 21
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . 22
Schedule I - Condensed Financial Information of Registrant . . . . . . . . . 35

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Lone Star Technologies, Inc.
(LST):

We have audited the accompanying consolidated balance sheets of LST (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the three years ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of LST's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LST and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

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




/s/ ARTHUR ANDERSEN LLP
Dallas, Texas,
January 20, 1998

                             LONE STAR TECHNOLOGIES, INC.

                         CONSOLIDATED STATEMENTS OF EARNINGS

                           (IN MILLIONS, EXCEPT SHARE DATA)



                                                                  For the Years Ended December 31,
                                                               -------------------------------------
                                                                  1997           1996           1995
                                                               -------------------------------------
  Net revenues                                                 $ 654.3        $ 549.0        $ 425.8
  Cost of goods sold                                            (590.1)        (500.8)        (399.6)
                                                               -------        -------        -------
    Gross earnings                                                64.2           48.2           26.2
  Selling, general, and administrative expenses                  (19.6)         (16.4)         (14.6)
                                                               -------        -------        -------
    Operating earnings                                            44.6           31.8           11.6
  Interest income                                                  3.0            4.4            5.8
  Interest expense                                                (6.6)          (6.8)          (8.7)
  Minority interest in Steel                                       -             (3.8)          (1.5)
  Other income (loss)                                              0.3           (0.1)           2.4
                                                               -------        -------        -------
    Earnings from continuing operations before income tax         41.3           25.5            9.6
  Income tax                                                      (0.9)          (0.6)           -
                                                               -------        -------        -------
    Earnings from continuing operations                           40.4           24.9            9.6
  Extraordinary items                                              0.9            -              -
                                                               -------        -------        -------
    Earnings before gain from discontinued operations             41.3           24.9            9.6
  Gain from discontinued operations                               12.4            -              -
                                                               -------        -------        -------
    NET EARNINGS                                               $  53.7        $  24.9        $   9.6
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


  PER COMMON SHARE - BASIC:
    Net earnings from continuing operations                    $  1.88        $  1.21        $  0.47
    Extraordinary items                                           0.04            -              -
    Gain from discontinued operations                             0.58            -              -
                                                               -------------------------------------
    NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS              $  2.50        $  1.21        $  0.47

  PER COMMON SHARE - DILUTED:
    Net earnings from continuing operations                    $  1.83        $  1.19        $  0.46
    Extraordinary items                                           0.04            -              -
    Gain from discontinued operations                             0.57            -              -
                                                               -------------------------------------
    NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS              $  2.44        $  1.19        $  0.46
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------



See accompanying notes.                   19

                             LONE STAR TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                           (IN MILLIONS, EXCEPT SHARE DATA)


                                                                       December 31,
                                                               -----------------------
                                                                  1997           1996
                                                               -----------------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                   $  14.2        $  27.3
   Short-term investments                                          6.3           20.1
   Accounts receivable, net                                       80.1           80.0
   Current inventories, net                                      102.1           76.4
   Other current assets                                            4.5            2.8
                                                              -----------------------
 TOTAL CURRENT ASSETS                                            207.2          206.6

 Marketable securities                                            19.0           19.8
 Property, plant, and equipment, net                             161.4          139.9
 Other noncurrent assets                                          18.2           29.7
                                                              -----------------------
TOTAL ASSETS                                                   $ 405.8        $ 396.0
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
   Accounts payable                                            $  50.1        $  46.7
   Accrued liabilities                                            31.2           27.7
   Current portion of long-term debt                               -              0.3
                                                              -----------------------
  TOTAL CURRENT LIABILITIES                                       81.3           74.7
                                                              -----------------------


  Subordinated debentures                                          -             50.0
  Revolving credit facility                                       43.0           37.8
  Postretirement benefit obligations                              37.8           41.8
  Other noncurrent liabilities                                    26.0           45.8
  Minority interest in Steel                                       -             17.1
                                                              -----------------------
TOTAL LIABILITIES                                                188.1          267.2
                                                              -----------------------

Commitments and Contingencies (See Note I)                         -              -

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value
     (authorized:  10,000,000 shares, issued:  none)               -              -
  Common stock, $1 par value
     (authorized:  40,000,000 shares, issued:  23,059,864,
      20,683,261, respectively)                                   23.1           20.7
  Capital surplus                                                209.9          160.1
  Minimum pension liability adjustment                            (9.7)          (6.8)
  Retained earnings (deficit)                                      9.4          (44.3)
  Treasury stock (548,616 and 48,616 common shares,
     respectively, at cost)                                      (15.0)          (0.9)
                                                              -----------------------
TOTAL SHAREHOLDERS' EQUITY                                       217.7          128.8
                                                              -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 405.8        $ 396.0
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------


See accompanying notes.                   20

                             LONE STAR TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN MILLIONS)


                                                                  For the Years Ended December 31,
                                                               -------------------------------------
                                                                  1997           1996           1995
                                                               -------------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                            $  27.3        $  40.0        $  41.8
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                   53.7           24.9            9.6
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Minority interest in Steel                                      -              3.8            1.5
   Gain on sale of discontinued operations                       (12.4)           -              -
   Depreciation and amortization                                  14.3           11.8           11.4
   Extraordinary item - UMWA liability                            (2.0)           -              -
   Accounts receivable, net                                       (0.1)         (15.8)          (9.3)
   Current inventories, net                                      (25.7)         (20.7)         (14.3)
   Accounts payable and accrued liabilities                        6.9           22.2            -
   Other                                                          (8.8)          (6.6)          (3.7)
                                                               -------------------------------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        25.9           19.6           (4.8)
                                                               -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (34.7)         (20.0)         (14.9)
   Short-term investments                                         13.8           12.5            8.4
   Proceeds from sale of discontinued operations                  12.4            -              -
   Marketable securities                                           0.8          (19.8)           -
   Proceeds from sale of assets                                    -              1.5            4.5
                                                               -------------------------------------
          NET CASH USED BY INVESTING ACTIVITIES                   (7.7)         (25.8)          (2.0)
                                                               -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Initial borrowings under new revolving credit facility         50.0            -              -
   Net payments under new revolving credit facility               (7.0)           -              -
   Net change in borrowings under old revolving credit facility  (37.8)          (7.3)           6.1
   Installment note repayment                                     (0.3)          (1.3)          (1.2)
   Minority interest contributions for preferred stock in Steel    -              1.3            1.0
   Treasury stock purchases                                      (14.1)           -              -
   Acquisition of minority interest                              (25.0)           -             (1.6)
   Issuance of common stock                                        2.9            0.8            0.7
                                                               -------------------------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (31.3)          (6.5)           5.0
                                                               -------------------------------------

           Net decrease in cash and cash equivalents             (13.1)         (12.7)          (1.8)
                                                               -------------------------------------

          ENDING CASH AND CASH EQUIVALENTS                     $  14.2        $  27.3        $  40.0
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
   Conversion of subordinated debentures to common stock       $  50.0            -              -



See accompanying notes.                   21

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


ACCOUNTING POLICIES - NOTE A

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of LST and its subsidiaries. Intercompany transactions are eliminated in consolidation. Gain from discontinued operations in 1997 relates to the final settlement of the 1993 sale of American Federal Bank (see Note J).

CASH, INVESTMENTS, AND MARKETABLE SECURITIES. LST's cash equivalents include U.S. government and related agencies obligations and corporate debt instruments rated A-1, P-1 or higher with original maturities of less than three months. Short-term investments consist of U. S. government and related agencies debt obligations and corporate debt instruments with maturities at purchase greater than three months and up to one year. Marketable securities consist of U. S. government and related agencies debt obligations with maturities at purchase greater than one year and up to two years. LST's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because LST has the intent and ability to hold them to maturity. At December 31, 1997, LST's cash and cash equivalents, short-term investments and marketable securities, which had a carrying amount that approximated market value, consisted of $30.0 million in U. S. government and related agencies obligations and $9.5 million in corporate debt instruments at amortized cost.

INVENTORIES are stated at the lower of cost (principally last-in, first-out "LIFO") or market value and include raw materials, labor, and overhead.

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

MINORITY INTEREST. In January 1997, all of the outstanding common stock, preferred stock, and warrants held by other shareholders of Steel were purchased by LST, making Steel a wholly owned subsidiary. This acquisition was accounted for under the purchase method of accounting. Prior to 1997, minority ownership in Steel was included in the liabilities section of LST's consolidated balance sheets, and results for the years ended December 31, 1996 and 1995 were adjusted in the consolidated statements of earnings to reflect the participation of minority ownership in Steel's earnings.

USE OF ESTIMATES. Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATIONS. Certain 1996 balances have been reclassified to conform to current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS. LST will adopt SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. LST's only non-owner change in equity at December 31, 1997, is a minimum pension liability adjustment. Upon adoption, comprehensive income and the cumulative other comprehensive income will be reported in a consolidated statement of shareholders' equity which is currently shown in Note D, to the consolidated financial statements.

LST will adopt SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information", effective January 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments.
SFAS No. 131 will require companies to select segments based on their internal reporting system. LST's current segments, as reported herein, are consistent with the company's internal reporting systems. Therefore, adoption of this pronouncement will not have a significant impact on LST's financial statement disclosures.

LINES OF BUSINESS  AND CURRENT OPERATING ENVIRONMENT - NOTE B

Steel serves three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services. Oilfield products are comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry. Specialty tubing products consist of Drawn Over Mandrel (DOM) tubing and as-welded tubing that are manufactured and marketed globally to automotive, fluid power, and other markets for various mechanical applications. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets.

                                                                         Years ended December 31,
                                                                        ($ in millions; unaudited)
                                                                    1997           1996           1995
                                                                 ----------     ----------     ----------
OILFIELD PRODUCTS
   Net revenues                                                  $    454.1     $    371.0     $    241.6
   Operating earnings (loss)                                           36.1           17.2           (3.1)
   Identifiable assets                                                238.0          208.5          163.7
   Capital expenditures                                                22.1            8.7            6.9
   Depreciation and amortization                                 $      9.0     $      8.1     $      6.9

SPECIALTY TUBING PRODUCTS
   Net revenues                                                  $    129.0     $    109.8     $    115.2
   Operating earnings                                                  12.3           17.7           17.3
   Identifiable assets                                                103.4           83.3           79.4
   Capital expenditures                                                12.2           11.0            7.5
   Depreciation and amortization                                 $      4.6     $      2.9     $      3.3

FLAT ROLLED AND OTHER TUBULAR PRODUCTS
   Net revenues                                                  $     71.2     $     68.2     $     69.0
   Operating loss                                                      (1.1)          (1.6)          (0.8)
   Identifiable assets                                                 20.4           23.1           28.1
   Capital expenditures                                                 0.4            0.3            0.5
   Depreciation and amortization                                 $      0.7     $      0.8     $      1.2

CORPORATE AND OTHER NON-SEGMENTS
   Net revenues                                                  $      -       $      -       $      -
   Operating loss                                                      (2.7)          (1.5)          (1.8)
   Identifiable assets                                           $     44.0     $     81.1     $     86.5

TOTAL FROM CONTINUING OPERATIONS
   Net revenues                                                  $    654.3     $    549.0     $    425.8
   Operating earnings                                                  44.6           31.8           11.6
   Total assets                                                       405.8          396.0          357.7
   Capital expenditures                                                34.7           20.0           14.9
   Depreciation and amortization                                 $     14.3     $     11.8     $     11.4


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

Steel's primary manufacturing facilities are located in East Texas. Raw materials and supplies, principally scrap steel, steel slabs, and steel coils used in the manufacture of Steel's products have historically been readily available from various competitive sources. The manufacture of Steel's products uses several common facilities and shares administrative support. Accordingly, the segment information contains certain costs and assets which are allocated and may not reflect each line of business as if it were operated separately.

Steel's principal market is domestic, although sales are also made into international markets. The majority of sales of tubular products occur through networks of sales distributors, although some tubular product sales and most flat rolled steel sales are made directly to end users. Sales to the largest oilfield products customer were approximately 13% of net revenues in 1997, and 10% in both 1996, and 1995. Sales to another significant customer of flat rolled steel and other tubular products were approximately 8%, 9%, and 12% of net revenues for 1997, 1996, and 1995, respectively. Direct foreign revenues as a percent of total revenues were approximately 9% of the total in 1997, 1996, and 1995.

Of Steel's total labor force, 68% are represented by three collective bargaining agreements. The majority of union workers are represented by the United Steelworkers of America under a contract signed in May 1996, which expires on May 31, 2001, with a provision to reopen the contract for wages but not other benefit or work conditions after May 31, 1999.

LST and Steel have completed an assessment of certain year 2000 issues on various computer related systems. Necessary changes outlined in an implementation plan for corrective actions are being made. It is expected that the required changes will be made by year 2000 to preclude any material adverse consequences. Corrective actions are estimated to cost $1 - $1.5 million in 1998 and are being funded primarily from ongoing computer systems operating budgets. LST and Steel are in the process of conducting an additional assessment of certain year 2000 issues on Steel's manufacturing equipment, time based operating equipment, and significant suppliers, which will be completed in 1998. It is anticipated that corrective actions, if any, will be made by year 2000.

ADDITIONAL BALANCE SHEET INFORMATION - NOTE C

                                                                      ($ in millions)
                                                                    1997           1996
                                                                 ----------     ----------
INVENTORIES
    Finished goods                                               $     40.1     $     28.1
    Work in process                                                    77.0           62.2
    Raw materials                                                       4.1            7.5
    Materials, supplies, and other                                     27.5           25.3
                                                                 ----------     ----------
        Total inventories before LIFO valuation reserve               148.7          123.1
    Reserve to reduce inventories to LIFO value                       (37.4)         (36.5)
                                                                 ----------     ----------
        Total inventories                                             111.3           86.6
    Amount included in other noncurrent assets                         (9.2)         (10.2)
                                                                 ----------     ----------
        Net current inventories                                  $    102.1     $     76.4
                                                                 ----------     ----------
                                                                 ----------     ----------

PROPERTY, PLANT, AND EQUIPMENT
    Land and land improvements                                   $     11.2     $     11.1
    Buildings, structures, and improvements                            13.3           13.0
    Machinery and equipment                                           291.9          275.9
    Construction in progress                                           26.4            9.6
                                                                 ----------     ----------
        Total property, plant, and equipment                          342.8          309.6
    Less accumulated depreciation and amortization                   (181.4)        (169.7)
                                                                 ----------     ----------
        Property, plant, and equipment, net                      $    161.4     $    139.9
                                                                 ----------     ----------
                                                                 ----------     ----------

OTHER NONCURRENT ASSETS
    Funds held in escrow                                         $      -       $     15.0
    Inventory (supplies and spare parts)                                9.2           10.2
    Other                                                               9.0            4.5
                                                                 ----------     ----------
        Total other noncurrent assets                            $     18.2     $     29.7
                                                                 ----------     ----------
                                                                 ----------     ----------

ACCRUED LIABILITIES
    Accrued compensation                                         $      8.4     $      7.7
    Property taxes                                                      4.1            3.3
    Warranty reserves                                                   2.6            2.6
    Environmental reserves                                              2.0            2.0
    Pension obligations                                                 3.0            4.5
    Other                                                              11.1            7.6
                                                                 ----------     ----------
        Total accrued liabilities                                $     31.2     $     27.7
                                                                 ----------     ----------
                                                                 ----------     ----------

OTHER NONCURRENT LIABILITIES
    Environmental reserves                                       $     11.1     $     13.1
    UMWA obligations                                                    7.3            9.7
    Deferred gain on sale of discontinued operations                    -             15.0
    Other                                                               7.6            8.0
                                                                 ----------     ----------
        Total other noncurrent liabilities                       $     26.0     $     45.8
                                                                 ----------     ----------
                                                                 ----------     ----------


The Coal Industry Retiree Health Benefit Act of 1992 ("Act") created a benefit plan fund to provide medical and death benefits to certain United Mine Workers of America ("UMWA") retirees and eligible dependents. Steel is required to pay premiums assessed annually under the Act for the benefit of former employees who worked in Steel's now-discontinued coal mining operations. A liability has been recorded for the total estimated future payments related to this Act. Steel is making these payments under protest. During 1997, the estimated UMWA liability was adjusted downward resulting in a $2.0 million extraordinary gain.

Accounts receivable is stated net of allowance for doubtful accounts of $1.4 million both at December 31, 1997 and 1996. Approximately $140.8 million and $116.8 million of total inventories before LIFO valuation reserves were accounted for on the LIFO basis at December 31, 1997 and 1996, respectively. Non-LIFO inventories are stated at the lower of average cost or market. The total inventories before LIFO valuation reserves approximate replacement cost of the inventories.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - NOTE D

                                                                            ($ in millions)
                                        ------------------------------------------------------------------------------------------

                                                                        Minimum
                                                                        Pension        Retained
                                           Common        Capital       Liability       Earnings      Treasury
                                           Stock         Surplus      Adjustment       (Deficit)       Stock          Total
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1994                    20.4          158.9           (3.5)         (78.8)          (0.9)          96.1
Employee benefit plan stock issuance           0.1            0.6            -              -              -              0.7
Pension liability adjustment                   -              -             (4.2)           -              -             (4.2)
Net earnings                                   -              -              -              9.6            -              9.6
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1995                    20.5          159.5           (7.7)         (69.2)          (0.9)         102.2
Employee benefit plan stock issuance           0.2            0.6            -              -              -              0.8
Pension liability adjustment                   -              -              0.9            -              -              0.9
Net earnings                                   -              -              -             24.9            -             24.9
                                        ----------     ----------     ----------     ----------     ----------     ----------
Balance, December 31, 1996                    20.7          160.1           (6.8)         (44.3)          (0.9)         128.8
Employee benefit plan stock issuance           0.3            2.6            -              -              -              2.9
Acquisition of minority interest               -              -             (1.2)           -              -             (1.2)
Pension liability adjustment                   -              -             (1.7)           -              -             (1.7)
Conversion of subordinated debentures          2.1           47.2            -              -              -             49.3
Treasury stock purchases                       -              -              -              -            (14.1)         (14.1)
Net earnings                                   -              -              -             53.7            -             53.7
                                        ----------     ----------     ----------     ----------     ----------     ----------

Balance, December 31, 1997                    23.1          209.9           (9.7)           9.4          (15.0)         217.7
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------     ----------     ----------


CHANGE IN COMMON SHARES OUTSTANDING:

                                                                      Treasury
                                                   Issued               Stock           Outstanding
                                                ------------        ------------        ------------
Balance, December 31, 1995                        20,556,816             (48,616)         20,508,200
    Employee benefit plans                           126,445               -                 126,445
                                                ------------        ------------        ------------
Balance, December 31, 1996                        20,683,261             (48,616)         20,634,645
    Employee benefit plans                           316,200               -                 316,200
    Subordinated debenture conversion              2,060,403               -               2,060,403
    Treasury share purchases                           -                (500,000)           (500,000)
                                                ------------        ------------        ------------
Balance, December 31, 1997                        23,059,864            (548,616)         22,511,248
                                                ------------        ------------        ------------
                                                ------------        ------------        ------------

DEBT - NOTE E

                                                                       At December 31,
                                                                       ($ in millions)
                                                              1997                         1996
                                                    -----------------------       -----------------------

                                                    Carrying         Fair         Carrying         Fair
                                                     Amount          Value         Amount          Value
                                                    --------       --------       --------       --------
LST convertible subordinated debentures               $  -           $  -           $ 50.0         $ 45.0
Steel revolving credit facilities                       43.0           43.0           37.8           37.8
Steel 48-month installment note                          -             -               0.3            0.3
                                                    --------       --------       --------       --------
     Total debt                                         43.0           43.0           88.1           83.1
       Less current installments                         -              -             (0.3)          (0.3)
                                                    --------       --------       --------       --------
     Total long-term debt                             $ 43.0         $ 43.0         $ 87.8         $ 82.8
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------


On July 28, 1997, LST called for redemption of its $50.0 million principal amount 8% convertible subordinated debentures due 2002. By the end of August 1997, substantially all of the debentures were converted into LST common stock, increasing the total shares outstanding by 2.1 million.

At December 31, 1997, Steel had a $100.0 million revolving credit facility, under which it had $56.6 million of availability after reduction for borrowings and outstanding letters of credit. This $100.0 million facility replaced another $75.0 million credit facility from other lenders in October 1997. A $1.1 million prepayment penalty was recognized as an extraordinary item on retirement of the old credit agreement (see Note J). Under the new credit arrangement interest is payable under one of two rate options: at the London Interbank Offered Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate. At December 31, 1997 the rate was 6.47% and was indexed at 0.50% over LIBOR. Steel also pays an indexed rate on the unused portion of the credit facility, which at December 31, 1997 was 0.15% per annum. The term of the agreement is through October 2002 and it is collateralized by the assets of Steel excluding real property. Other requirements include meeting minimum net worth levels and certain financial ratios, and restrictions on Steel's ability to incur additional indebtedness. Under the agreement, Steel can distribute funds to LST from unrestricted net worth, which at December 31, 1997 was $54.7 million. Unrestricted net worth increases by 50% of LSS's future net earnings, less distributions. At 1997 year end, restricted net worth of Steel was $108.4 million.

Cash paid for interest during 1997, 1996, and 1995 was $9.4 million, $7.2 million, and $8.9 million, respectively. Interest of $0.4 million was capitalized into property, plant, and equipment during 1996.


NET EARNINGS PER SHARE - NOTE F

During 1997 LST adopted SFAS No. 128, "Earnings Per Share." Under SFAS No. 128 basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share in 1997, 1996, and 1995 were approximately 21.5 million, 20.6 million, and 20.4 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The number of shares used to compute diluted earnings per share in 1997, 1996, and 1995 were approximately
22.1 million, 20.9 million, and 20.6 million, respectively.


INCOME TAXES - NOTE G

There was a current income tax expense for federal alternative minimum tax of $0.9 million in 1997, $0.6 million in 1996, and none in 1995. Cash paid for income taxes was $1.3 million in 1997, and none in 1996 and 1995. There was no deferred income tax expense or benefit for 1997, 1996, or 1995. A reconciliation of computed income taxes to actual income taxes follows:

                                                                              ($ in millions)
                                                                     1997           1996           1995
                                                                   --------       --------       --------
     Earnings from continuing operations before income tax         $   41.3       $   25.5       $    9.6
     Statutory federal income tax rate                                 35%            35%            35%
                                                                   --------       --------       --------
     Income tax expense at statutory rate                              14.5            8.9            3.4
     Minority interest in Steel                                         -             (1.3)          (0.5)
     Net operating loss, benefit recognized                           (13.6)          (7.0)          (2.9)
                                                                   --------       --------       --------
          Income taxes (federal alternative minimum tax)           $    0.9       $   0.6        $    -
                                                                   --------       --------       --------
                                                                   --------       --------       --------


The following table discloses the components of the deferred tax amounts at December 31, 1997 and 1996:

                                                                                     ($ in millions)
                                                                                    1997           1996
                                                                                  --------       --------
DEFERRED TAX ASSETS - temporary differences
     Postretirement benefit accruals                                              $   13.0       $   14.5
     Environmental reserves                                                            4.6            5.3
     UMWA liability                                                                    2.7            3.5
     Deferred gains                                                                    -              5.0
     Other expense accruals and reserves                                               7.5            7.4
     Inventories                                                                       4.3            4.3
     Other                                                                             0.5            0.5
                                                                                  --------       --------
         Total deferred tax assets - temporary differences                            32.6           40.5
         Net operating loss carryforwards                                             78.1           86.2
                                                                                  --------       --------
         Total deferred tax assets                                                   110.7          126.7
DEFERRED TAX LIABILITY - temporary difference for basis in
         and depreciation of property, plant, and equipment                          (35.7)         (35.6)
                                                                                  --------       --------
         Net deferred tax assets                                                      75.0           91.1
         Less valuation allowance                                                    (75.0)         (91.1)
                                                                                  --------       --------
         NET DEFERRED TAX AMOUNT                                                  $    -         $    -
                                                                                  --------       --------
                                                                                  --------       --------


At December 31, 1997, LST had federal tax net operating loss carryforwards (NOL's) of approximately $223.1 million, a portion of which may be related to AFB and subject to an agreement with the Federal Deposit Insurance Corporation
(FDIC) whereby LST may be required to pay the FDIC for certain tax benefits. If not utilized, the NOL's will expire between years 2002 and 2010, and their future availability may be limited if LST or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. LST's common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined, which would limit availability of the NOL's. Due to these uncertainties regarding possible utilization of NOL's and the sensitivity of Steel's earnings to the level of domestic drilling activity, valuation allowances were recorded to fully reserve the computed net deferred tax assets.


EMPLOYEE BENEFIT PLANS - NOTE H

DEFINED CONTRIBUTION PLANS. LST and Steel have defined contribution plans available to substantially all full-time employees under which participants can make voluntary pretax contributions. For nonbargaining unit employees, LST and Steel make matching contributions within specified limits. Steel makes contributions at rates specified under collective agreements for its bargaining unit employees. Steel and LST contributions totaled $1.5 million in 1997, $0.8 million in 1996, and $0.7 million in 1995.

STOCK OPTION PLAN. LST has a long-term incentive plan which provides for the issuance of up to 2,700,000 shares of common stock to key employees and outside directors through the granting of incentive (the right to grant further incentive options expired in 1995) and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants. The option price is the average of the high and low market price on the date of the grant. Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the one-year anniversary of the grant date and an additional one-fourth becoming exercisable on the same anniversary date over the next three years. If a change of control of LST occurs before an option's fourth anniversary, the option may be exercised in full earlier. Also, accelerated vesting of options can occur upon death or retirement from employment of an option holder. Following is a summary of stock option activity during 1997, 1996, and 1995:

                                                                                         Weighted
                                                                                          Average
                                                                                         Exercise
                                         Shares Under Option      Price Range ($)        Price ($)
                                         -------------------     ---------------        ---------
     OUTSTANDING, DECEMBER 31, 1994            824,647             2.59 -  17.38             7.56
          Granted in 1995                      232,500             6.88 -   8.13             7.68
          Exercised in 1995                    (96,130)            3.06 -   8.50             7.17
          Canceled in 1995                     (68,161)            5.88 -  16.13             7.99
                                              --------            -----    -----         --------
     OUTSTANDING, DECEMBER 31, 1995            892,856             2.59 -  17.38             7.60
          Granted in 1996                      105,000            11.06 -  11.06            11.06
          Exercised in 1996                   (126,445)            2.59 -   8.31             5.27
          Canceled in 1996                     (19,336)            6.00 -  11.06             7.73
                                              --------            -----    -----         --------
     OUTSTANDING, DECEMBER 31, 1996            852,075             2.59 -  17.38             8.37
          Granted in 1997                      390,000            19.06 -  19.75            19.33
          Exercised in 1997                   (316,200)            3.06 -  17.38             9.13
                                              --------            -----    -----         --------
     OUTSTANDING, DECEMBER 31, 1997            925,875             2.59 -  19.75            12.73
                                              --------            -----    -----         --------
                                              --------            -----    -----         --------


At December 31, 1997, 847,775 shares were available for grant and 354,625 shares were exercisable.

The weighted average fair value per option granted in 1997, 1996, and 1995 was $9.72, $5.91, and $4.71, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1997, 1996, and 1995, respectively: risk free interest rates of 6.36%, 5.73%, and 6.88%; volatility of 47.94%, 54.4%, and 65.5%; and expected lives of five years for all 1997, 1996, and 1995 option grants with payment of no dividends.

LST accounts for this plan under APB Opinion 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with FASB Statement No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                               ($ in millions)
                                                                      1997           1996           1995
                                                                     ------         ------         ------
     Net income - as reported                                        $ 53.7         $ 24.9         $  9.6
                - pro forma                                          $ 52.6         $ 24.6         $  9.4

     Basic earnings per share - as reported                          $  2.50        $  1.21        $   .47
                              - pro forma                            $  2.45        $  1.20        $   .46

     Diluted earnings per share - as reported                        $  2.44        $  1.19        $   .46
                                - pro forma                          $  2.39        $  1.18        $   .46

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

POSTRETIREMENT BENEFIT PLANS. Steel sponsors an unfunded, defined benefit, postretirement health care plan ("Health Care Plan") for most of its bargaining unit employees and a limited number of nonbargaining unit retirees eligible under special early retirement programs. Health Care Plan benefits are provided to eligible retirees and their spouses until they reach the age of 65, at which time coverage terminates. Additionally, Steel provides for certain other postretirement benefits, primarily life insurance. Steel accrues for the anticipated cost of these postretirement benefits over the employees' years of service. Net postretirement benefits expense for 1997, 1996, and 1995 included the following components:

                                                                ($ in millions)
                                                       1997           1996           1995
                                                      ------         ------         ------
Service cost - benefits earned                        $  0.5         $  0.5         $  0.4
Interest cost on unfunded accumulated
  benefit obligation                                  $  0.9         $  0.8         $  0.9
Amortization of net gain                                 -             (0.1)           -
                                                      ------         ------         ------
  Total postretirement benefits expense               $  1.4         $  1.2         $  1.3
                                                      ------         ------         ------
                                                      ------         ------         ------


The following table sets forth the unfunded status and the amounts recognized for postretirement benefits in the consolidated balance sheets at December 31, 1997 and 1996:

                                                                      ($ in millions)
                                                                    1997           1996
                                                                 ----------     ----------
Accumulated benefit obligation
     Retirees                                                    $      1.7     $      1.9
     Active plan participants - fully eligible                          0.4            0.3
     Active plan participants - not fully eligible                     10.2            9.7
                                                                 ----------     ----------
Unfunded accumulated benefit obligation                                12.3           11.9
Unrecognized net gain                                                   0.8            0.5
                                                                 ----------     ----------
     Net benefit obligation recognized in consolidated
       balance sheet                                                   13.1           12.4
Amount included in accrued liabilities                                 (0.8)          (0.9)
                                                                 ----------     ----------
     Amount included in postretirement benefit obligations       $     12.3     $     11.5
                                                                 ----------     ----------
                                                                 ----------     ----------


The annual rate of the increase in per capita cost of covered health care benefits was assumed to gradually decrease from 8% to an ultimate trend rate of 6% by the year 2004. An increase of 1% per year in the assumed medical cost trend rate would have resulted in an additional obligation of $1.2 million for accumulated benefits at December 31, 1997, and an additional $0.2 million in the aggregate of the service cost and interest cost components of net benefits expense for 1997. A weighted average discount rate of 7% and 7.5% was used to determine the accumulated obligation at December 31, 1997 and 1996, respectively.

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

November 30th was the measurement date for determining the plans' assets and obligations for 1997 and 1996. At December 31, 1997 and 1996, the plans' funded status and amounts recognized in the consolidated balance sheets were as follows:

                                                                       ($ in millions)
                                                                     1997           1996
                                                                   --------       --------
Actuarial present value of benefit obligations:
     Vested benefit obligation                                     $   79.1       $   76.2
                                                                   --------       --------
                                                                   --------       --------
     Accumulated benefit obligation                                $   81.9       $   78.8
                                                                   --------       --------
                                                                   --------       --------

Projected benefit obligation                                       $   82.7       $   79.4
Plans' assets at fair value                                           (53.2)         (44.0)
                                                                   --------       --------
  Projected benefit obligation in excess of plans' assets              29.5           35.4
Unrecognized net loss                                                 (10.7)          (8.7)
Prior service cost not yet recognized in net pension expense           (1.3)          (1.5)
Unrecognized net obligation at January 1, 1986                         (3.1)          (4.0)
Adjustment required to recognize minimum liability                     14.1           13.6
                                                                   --------       --------
  Pension liability recognized in consolidated balance sheet           28.5           34.8
Amount included in accrued liabilities                                 (3.0)          (4.5)
                                                                   --------       --------
  Amount included in postretirement benefit obligations            $   25.5       $   30.3
                                                                   --------       --------
                                                                   --------       --------


In determining the projected benefit obligation, weighted average discount rates of 7% and 7.5% were used for 1997 and 1996, respectively. The expected long-term rate of return on assets was assumed to be 9% for both years. The annual rate of increase in compensation was assumed to be 4% for both 1997 and 1996. Steel has recorded an adjustment, as shown in the above table, to recognize a minimum pension liability. Offsetting this liability at December 31, 1997, was a noncurrent intangible asset of $4.4 million and a reduction of shareholders' equity of $9.7 million, with no recorded tax benefit assumed. The December 31, 1996 balance sheet reflected an offsetting $5.6 million intangible asset and a reduction of shareholders' equity of $6.8 million, net of minority interest. The plans' assets consist primarily of short-term money market investments, government and corporate obligations, real estate, and public market equity securities.

Net pension expense in 1997, 1996, and 1995 was as follows:

                                                                ($ in millions)
                                                      1997           1996           1995
                                                    --------       --------       --------
Service cost - benefits earned                      $    0.9       $    0.9       $    0.7
Interest cost on projected benefit obligation            5.5            5.6            5.7
Return on plan assets                                   (6.6)          (6.2)          (6.8)
Net amortization and deferral                            4.2            4.1            5.0
                                                    --------       --------       --------
   Total pension expense                            $    4.0       $    4.4       $    4.6
                                                    --------       --------       --------
                                                    --------       --------       --------


PROFIT SHARING PLAN. Steel has a profit sharing plan for substantially all employees which provides for payment of a specified percentage of Steel's quarterly operating earnings. Steel's payments to employees were $3.9 million, $2.7 million, and $0.6 million for 1997, 1996, and 1995, respectively.

COMMITMENTS AND CONTINGENCIES - NOTE I

Steel has various commitments for the purchase of raw materials, supplies, services, and energy arising in the ordinary course of business. The majority of these commitments are for a period of less than one year.

Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. The primary governmental oversight agencies include the Texas Natural Resource Conservation Commission and the Environmental Protection Agency. Steel has agreements with these agencies to conduct numerous environmental studies and to develop plans to ensure continuous compliance with applicable laws and regulations. Steel is engaged in various ongoing environmental studies, monitoring programs, and capital projects. Estimated expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities as shown in Note C and are computed on a non-discounted basis. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

Steel leases equipment under various operating leases. Rental expense totaled $3.9 million, $3.7 million, and $3.5 million in 1997, 1996, and 1995, respectively. Future minimum lease payments under noncancellable operating leases are as follows: 1998, $1.7 million; 1999, $1.6 million; 2000, $1.1 million; 2001, $0.6 million; and 2002, $0.4 million, and thereafter, $0.9 million.

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


GAIN FROM DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS - NOTE J

In November 1993, LST sold the stock of AFB, one of its operating subsidiaries. The sale price was $155.7 million; of that, LST received $135.7 million in cash on the sale date. Additional payments were received of $5.0 million in November 1994 and $12.4 million in August 1997, and recognized as gains from discontinued operations. There were no income tax effects recognized for these items.

Extraordinary items recognized in 1997 include a gain of $2.0 million related to reduction of the UMWA liability (Note C), reduced by a loss of $1.1 million for the early prepayment fee in connection with the refinancing of Steel's revolving credit facility (Note E). There were no income tax effects recognized for these items.

QUARTERLY FINANCIAL SUMMARY - NOTE K

                                                         ($ in millions, except share amounts; quarterly amounts unaudited):

                                                                                        Quarter
                                                         -----------------------------------------------------
1997                                                       First         Second          Third         Fourth      Total Year
----                                                     --------       --------       --------       --------     ----------
Net revenues                                             $ 159.2        $ 172.3        $ 167.4        $ 155.4      $ 654.3
Gross earnings                                              14.3           16.3           16.7           16.9         64.2
Earnings from continuing operations                          7.8           10.3           10.7           11.6         40.4
Extraordinary items                                          -              -              -              0.9          0.9
Gain from discontinued operations                            -              -             12.4            -           12.4
Net earnings                                             $   7.8        $  10.3        $  23.1        $  12.5      $  53.7

PER COMMON SHARE - BASIC:
-------------------------
Earnings from continuing operations                      $  0.38       $   0.50        $  0.50        $  0.51      $  1.88
Extraordinary items                                          -              -              -             0.04         0.04
Gain from discontinued operations                            -              -             0.58            -           0.58
                                                         --------       --------       --------       --------     --------
Net earnings available to common shareholders            $  0.38       $   0.50        $  1.08        $  0.55      $  2.50

PER COMMON SHARE - DILUTED:
---------------------------
Earnings from continuing operations                      $  0.37       $   0.48        $  0.48        $  0.49      $  1.83
Extraordinary items                                          -              -              -             0.04         0.04
Gain from discontinued operations                            -              -             0.56            -           0.57
                                                         --------       --------       --------       --------     --------
Net earnings available to common shareholders            $  0.37       $   0.48        $  1.04        $  0.53      $  2.44

1996
----
Net revenues                                             $ 112.5        $ 141.9        $ 143.0        $ 151.6      $ 549.0
Gross earnings                                               7.3           13.2           12.9           14.8         48.2
Net earnings                                             $   2.6        $   7.1        $   7.2        $   8.0      $  24.9

PER COMMON SHARE - BASIC:
-------------------------
Net earnings available to common shareholders            $  0.13        $  0.35        $  0.35        $  0.39      $  1.21

PER COMMON SHARE - DILUTED:
---------------------------
Net earnings available to common shareholders            $  0.13        $  0.34        $  0.34        $  0.38      $  1.19

                    LONE STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (PARENT COMPANY ONLY)

                                                                     ($ in millions, except share data)
                                                                           Year ended December 31,
                                                                   --------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                   1997           1996           1995
----------------------------------                                 --------       --------       --------
Net earnings                                                       $   53.7       $   24.9       $    9.6
Undistributed equity in Steel's earnings                              (39.9)         (22.7)          (6.6)
Gain on sale of discontinued operations                               (12.4)           -              -
Other                                                                 (14.8)           3.5           (3.4)
                                                                   --------       --------       --------
  Net cash provided (used) by operating activities                    (13.4)           5.7           (0.4)
  Net cash provided (used) by investing activities                     27.0          (19.2)          (2.0)
  Net cash provided (used) by financing activities                    (36.2)           0.8            0.7
                                                                   --------       --------       --------
    Net decrease in cash and cash equivalents                         (22.6)         (12.7)          (1.7)
Beginning cash and cash equivalents                                    27.3           40.0           41.7
                                                                   --------       --------       --------
Ending cash  and cash equivalents                                  $    4.7       $   27.3       $   40.0
                                                                   --------       --------       --------
                                                                   --------       --------       --------

                                                                          Years ended December 31,
                                                                   --------------------------------------
CONDENSED STATEMENTS OF EARNINGS                                     1997           1996           1995
--------------------------------                                   --------       --------       --------
General and administrative expenses                                $   (2.8)      $   (1.5)      $   (1.8)
Steel cost sharing                                                      2.3            1.5            1.5
Equity in Steel's earnings                                             39.9           22.7            6.6
Interest income                                                         2.9            4.4            5.8
Interest expense                                                       (2.7)          (4.0)          (4.0)
Other income from Steel                                                 1.7            1.8            1.5
Gain on sale of discontinued operations                                12.4            -              -
                                                                   --------       --------       --------
    Net earnings                                                   $   53.7       $   24.9       $    9.6
                                                                   --------       --------       --------
                                                                   --------       --------       --------
Cash dividends received from Steel                                 $    -         $    -         $    -
                                                                   --------       --------       --------
                                                                   --------       --------       --------

                                                                   As of December 31, 1997
                                                                   -----------------------
CONDENSED BALANCE SHEETS                                             1997           1996
------------------------                                           --------       --------
Current assets:
  Cash and cash equivalents                                        $    4.7       $   27.3
  Short-term investments                                                6.3           20.1
  Due from Steel                                                       30.2           11.4
    Other current assets                                                0.1            0.1
                                                                   --------       --------
Total current assets                                                   41.3           58.9
Investment in Steel                                                   163.1          108.0
Marketable securities                                                  19.0           19.8
Other noncurrent assets                                                 4.5           13.7
                                                                   --------       --------
    Total assets                                                   $  227.9       $  200.4
                                                                   --------       --------
                                                                   --------       --------

Current liabilities                                                $    5.3       $    1.7
Long-term debt                                                          -             50.0
Other noncurrent liabilities                                            4.9           19.9
                                                                   --------       --------
    Total liabilities                                                  10.2           71.6
                                                                   --------       --------

Shareholders' equity:
  Preferred stock, $1 par value (authorized:
    10,000,000 shares, issued:  none)                                   -              -
  Common stock, $1 par value (authorized:
    40,000,000 shares, issued:
    23,059,864 and 20,683,261, respectively)                           23.1           20.7
  Capital surplus                                                     209.9          160.1
  Minimum pension liability adjustment                                 (9.7)          (6.8)
  Retained earnings                                                     9.4          (44.3)
  Treasury stock (548,616 and 48,616 common shares,
    respectively, at cost)                                            (15.0)          (0.9)
                                                                   --------       --------
    Total shareholders' equity                                        217.7          128.8
                                                                   --------       --------
      Total liabilities and shareholders' equity                   $  227.9       $  200.4
                                                                   --------       --------
                                                                   --------       --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in LST's proxy statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is contained in LST's proxy statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock and to directors and executive officers is contained in LST's proxy statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in LST's proxy statement for the 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements - The following Consolidated Financial Statements are filed as part of this report:
          -    Report of Independent Public Accountants
          - Consolidated Statements of Earnings - for the years ended December 31, 1997, 1996, and 1995
          -    Consolidated Balance Sheets at December 31, 1997 and 1996
          - Consolidated Statements of Cash Flows - for the years ended December 31, 1997, 1996, and 1995
          -    Notes to Consolidated Financial Statements
   2.          Schedule I  - Condensed Financial Information of Registrant

Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.

3.        Index to Exhibits

DESCRIPTION

3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581); Certificate of Amendment to Certificate of Incorporation dated September 30, 1986 (incorporated by reference to Exhibit 3(b) of Form 10-K of LST as filed on April 7,
          1989).
3.2 Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, LST, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of LST as filed on April 4, 1986, File No. 33-4581).
3.3 By-Laws as adopted March 6, 1986, as amended effective September 30, 1986 (incorporated by reference to Exhibit 3(d) of Form 10-K of LST as filed on April 7, 1989).
4.1 Statement of Resolution establishing Cumulative Preferred Stock, Series A (par value $1 per share), dated September 9, 1988 (incorporated by reference to Exhibit 3-C- of Form 10-K of LST as filed on April 7, 1989).
4.2 LST Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002 (Eurobonds), dated August 26, 1987 (incorporated by reference to
          Exhibit 4-C- of Form 10-K of LST as filed on April 7, 1989).
10.1 Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of LST as filed on October 22, 1993).*
10.1(a) Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form 10-Q of LST for the quarter ended June 30, 1997).*
10.2 LST Corporate Improvement Incentive Program adopted October 9, 1990 (incorporated by reference to Exhibit 10(s) to Form 10-K as filed on March 15, 1991).*
10.3 Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between LST and John P. Harbin, Charles J. Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between LST and Rhys J. Best.*
10.4 Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to
          Exhibit 10(af) to Form 10-K as filed on March 15, 1993); Amendment agreement dated February 14, 1994 (related to Financing Agreement dated March 2, 1993).
10.5 Amendment Agreement dated February 14, 1994, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10.9 to Form 10-K as filed on March 28, 1996).
10.6 Amendment Agreement dated September 25, 1995, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10.10 to Form 10-K as filed on March 28, 1996).
10.7 Amendment Agreement dated March 4, 1996, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.8 Amendment Agreement dated January 17, 1997, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.9 Loan and Security Agreement dated March 22, 1993, between Steel and the CIT Group Equipment Financing, Inc. (incorporated by reference to
          Exhibit 10.9 to Form 10-K as filed on February 27, 1995).
10.10 Agreement dated November 2, 1994, among Steel, LST, and certain minority holders of Steel regarding participation in the First Capital Project by acquiring convertible preferred stock of Steel (incorporated by reference to Exhibit 10.11 to Form 10-K as filed on February 27, 1995).
10.11 Stockholders and Registration Rights Agreement among Steel, LST, and Minority Shareholders of Steel, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992).
10.12 Cost Sharing Agreement between Steel and LST, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992); Amendment to the Cost Sharing Agreement dated May 16, 1991, between LST and Steel dated March 2, 1993 (incorporated by reference to Exhibit 10(ai) to Form 10-K as filed on March 15, 1993).
10.13 Tax Allocation and Indemnification Agreement dated May 16, 1991, between Steel and LST (incorporated by reference to Exhibit 10(r) to Form 10-K filed on March 5, 1992); Amendment to Tax Allocation and Indemnification Agreement dated May 16, 1991, among LST, Steel, and Steel subsidiaries dated March 2, 1993 (incorporated by reference to Exhibit 10(ah) to Form 10-K as filed on March 15, 1993).
10.14 Stock Purchase Agreement, Assistance Agreement, Capital Maintenance Agreement, and Subordination Agreement regarding the acquisition by LST of AFB dated August 18, 1988 (incorporated by reference to Form 8 (Amendment

          No. 3 to Form 8-K) dated January 11, 1989); Amendment No. 1 to the Assistance Agreement of August 18, 1988, dated August 31, 1990 (incorporated by reference to Exhibit 10(q) to Form 10-K as filed on March 15, 1991); Settlement Agreement and Second Amendment to Assistance Agreement dated September 30, 1992, among the FDIC, as Manager, the RTC, AFB, and LSST (incorporated by reference to Exhibit 10(ab) to Form 10-K as filed on March 15, 1993).
10.15 Agreement and Plan of Merger dated March 25, 1992, as amended by First Amendment to Agreement and Plan of Merger dated April 15, 1992, between AFB and Americity (incorporated by reference to Form 8-K dated July 14, 1992).
10.16 Holdback Escrow Agreement dated July 1, 1992, among Americity, AFB, Bank One, Texas, as Agent, and James C. Jarocki, as Shareholder Representative (incorporated by reference to Exhibit 10(x) to Form 10-K as filed on March 15, 1993).
10.17 Letter Agreement dated July 1, 1992, among AFB, Americity, and the FDIC, as Manager (regarding assignment and assumption of the Termination Agreement and Tax Benefits Cancellation Agreement) (incorporated by reference to Exhibit 10(y) to Form 10-K as filed on March 15, 1993); Termination Agreement dated December 18, 1991, among Americity, the FDIC, as Manager, and the RTC (terminating Assistance Agreement of November 18, 1988, between Americity and the FSLIC) (incorporated by reference to Exhibit 10(z) to Form 10-K as filed on March 15, 1993); Tax Benefits Cancellation Agreement dated December 18, 1991, among Americity, the FDIC, as Manager, and the RTC (incorporated by reference to Exhibit 10(aa) to Form 10-K as filed on March 15, 1993).
10.18 Stock Purchase Agreement and Agreement and Plan of Reorganization by and among Guaranty Federal Bank, F.S.B., Guaranty Holdings, Inc. I, LST, and LSST Financial Services Corporation, dated February 16, 1993, First Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated April 2, 1993, Second Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated August 31, 1993, and Third Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated September 30, 1993 (incorporated by reference to Exhibit B of Proxy Statement of LST as filed October 22, 1993).
10.19 Holdback Escrow Agreement to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated November 12, 1993 (incorporated by reference to Exhibit C of Proxy Statement of LST as filed October 22,
          1993).
10.20 Agreement dated October 31, 1995, among Steel, LST and the minority shareholders of Steel regarding participation in capital projects not to exceed $5,000,000 by acquiring convertible preferred stock of Steel (incorporated by reference to Exhibit 10.23 to Form 10-K as filed on March 28, 1996).
10.21 Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.22 Assignment, Termination and Release dated January 21, 1997, among Steel, LST, and the minority shareholders of Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.23 Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein.
10.24 Cost Sharing Agreement dated as of July 1, 1997 between LST and Steel, replacing Cost Sharing Agreement dated May 16, 1991 (Exhibit 10.12 to this Form 10-K).
10.25 Termination Agreement dated as of July 1, 1997 between LST and Steel, terminating Tax Allocation and Indemnification Agreement dated May 16, 1991 (Exhibit 10.13 to this Form 10-K).
10.26 Compromise and Settlement Agreement and Release dated July 31, 1997 between LST and Guaranty Federal Bank, F.S.B.

21        List of Subsidiaries.

23        Consent of Arthur Andersen LLP.

24        Powers of Attorney.

*         Management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K:
          Date of Report           Date Filed     Description
          --------------           ----------     ------------------------------
          None.

ITEM 15.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LONE STAR TECHNOLOGIES, INC.



Date: February 20, 1998                 By:  /s/ Charles J. Keszler
                                             -----------------------------------
                                                            (Charles J. Keszler)
                                                        Vice President - Finance
                                                                   and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                                          Title                                           Date
-----------                                                        -----                                           ----

 /s/ John P. Harbin                     ,                   Chairman, Director, and                                February 20, 1998
----------------------------------------                    Chief Executive Officer
 (John P. Harbin)                                           (Principal Executive Officer)

 /s/ Charles J. Keszler                 ,                   Vice President-Finance and                             February 20, 1998
----------------------------------------                    Treasurer (Principal Financial
(Charles J. Keszler)                                        and Accounting Officer)

 /s/ Rhys J. Best                      *,                   Director                                               February 20, 1998
----------------------------------------
(Rhys J. Best)

 /s/ Charles L. Blackburn              *,                   Director                                               February 20, 1998
----------------------------------------
 (Charles L. Blackburn)

 /s/ Dean P. Guerin                    *,                   Director                                               February 20, 1998
----------------------------------------
 (Dean P. Guerin)

 /s/ Frederick B. Hegi, Jr.            *,                   Director                                               February 20, 1998
----------------------------------------
 (Frederick B. Hegi, Jr.)

 /s/ James E. McCormick                *,                   Director                                               February 20, 1998
----------------------------------------
 (James E. McCormick)

 /s/ Thomas M. Mercer, Jr.             *,                   Director                                               February 20, 1998
----------------------------------------
 (Thomas M. Mercer, Jr.)


*By: /s/ Charles J. Keszler
     -----------------------------------
(Charles J. Keszler, Attorney-in-Fact)

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

 10.1      Amended 1985 Long-Term Incentive Plan (incorporated by reference to
           Exhibit A of Proxy Statement of LST as filed on October 22, 1993).*

 10.1(a)   Amendments to the Amended 1985 Long-Term Incentive Plan adopted on
           May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form
           10-Q of LST for the quarter ended June 30, 1997).*

 10.2      LST Corporate Improvement Incentive Program adopted October 9, 1990
           (incorporated by reference to Exhibit 10(s) to Form 10-K as filed on March 15, 1991).*

 10.3 Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between LST and John P. Harbin, Charles J. Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between LST and Rhys J. Best.*

 10.4      Financing Agreement dated March 2, 1993, between The CIT
           Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10(af) to Form 10-K as filed on March 15, 1993);
           Amendment agreement dated February 14, 1994 (related to Financing
           Agreement dated March 2, 1993).

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

 10.7      Amendment Agreement dated March 4, 1996, related to Financing
           Agreement dated March 2, 1993, between The CIT Group/Business
           Credit, Inc. and Steel (incorporated by reference to same numbered
           Exhibit to Form 10-K for the year ended December 31, 1996).

 10.8      Amendment Agreement dated January 17, 1997, related to Financing
           Agreement dated March 2, 1993, between The CIT Group/Business
           Credit, Inc. and Steel (incorporated by reference to same numbered
           Exhibit to Form 10-K for the year ended December 31, 1996).

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

 10.11     Stockholders and Registration Rights Agreement among Steel, LST, and
           Minority Shareholders of Steel, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 15, 1992).

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

 10.14 Stock Purchase Agreement, Assistance Agreement, Capital Maintenance Agreement, and Subordination Agreement regarding the acquisition by LST of AFB dated August 18, 1988 (incorporated by reference to Form 8 (Amendment No.3 to Form 8-K) dated January 11, 1989); Amendment No. 1 to the Assistance Agreement of August 18, 1988, dated August 31, 1990 (incorporated by reference to Exhibit 10(q) to Form 10-K as filed on March 15, 1991); Settlement Agreement and Second Amendment to Assistance Agreement dated September 30, 1992, among the FDIC, as Manager, the
        RTC, AFB, and LSST (incorporated by reference to Exhibit 10(ab) to Form 10-K as filed on March 15, 1993).

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

 10.21 Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).

 10.22 Assignment, Termination and Release dated January 21, 1997, among Steel, LST, and the minority shareholders of Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).

 10.23 Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein.

 10.24 Cost Sharing Agreement dated as of July 1, 1997 between LST and Steel, replacing Cost Sharing Agreement dated May 16, 1991 (Exhibit
        10.12 to this Form 10-K).

 10.25 Termination Agreement dated as of July 1, 1997 between LST and Steel, terminating Tax Allocation and Indemnification Agreement dated May 16, 1991 (Exhibit 10.13 to this Form 10-K).

 10.26 Compromise and Settlement Agreement and Release dated July 31, 1997 between LST and Guaranty Federal Bank, F.S.B.

 21     List of Subsidiaries.

 23     Consent of Arthur Andersen LLP.

 24     Powers of Attorney.

   *    Management contract or compensatory plan or arrangement.