Form 10-Q
period 1998-03-31
LONE STAR TECHNOLOGIES INC
filed 1998-04-21
CIK 791348

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended March 31, 1998

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
                                        ---      ---
     As of April 8, 1998, the number of shares of Common Stock outstanding at $1.00 par value per share was 22,578,248.

===============================================================================

                        LONE STAR TECHNOLOGIES, INC.

                                   INDEX

                       PART I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated Statements of Earnings                               3

           Consolidated Balance Sheets                                       4

           Consolidated Statements of Cash Flows                             5

           Notes to Consolidated Financial Statements                        6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                7

           Results of Operations                                             7

           Financial Condition and Liquidity                                 8

                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9

Item 5.  OTHER INFORMATION                                                   9

Item 6.  REPORTS ON FORM 8-K                                                 9

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and the cash flows and the results of operations for the three months ended March 31, 1998 and 1997. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1997. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

                          LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                  (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)

                                                    FOR THE QUARTER ENDED MARCH 31,
                                                    -------------------------------
                                                        1998           1997
                                                       -----------------------
 Net revenues                                          $ 151.0        $ 159.2
 Cost of goods sold                                     (135.6)        (144.9)
                                                       -----------------------
   Gross earnings                                         15.4           14.3
 Selling, general and administrative expenses             (5.1)          (5.0)
                                                       -----------------------
   Operating earnings                                     10.3            9.3
 Interest income                                           0.5            0.8
 Interest expense                                         (0.7)          (2.1)
                                                       -----------------------
   Earnings before income tax                             10.1            8.0
 Income tax                                               (0.2)          (0.2)
                                                       -----------------------
   NET EARNINGS                                        $   9.9        $   7.8
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

 Per common share - basic:
   NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS       $  0.44        $  0.38
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

 Per common share - diluted:
   NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS       $  0.43        $  0.37
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED; IN MILLIONS)

                                                            MARCH 31,    DECEMBER 31,
                                                              1998           1997
                                                            ---------    ------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                  $  5.2         $ 14.2
  Short-term investments                                        6.3            6.3
  Accounts receivable, net                                     79.3           80.1
  Current inventories, net                                    115.9          102.1
  Other current assets                                          3.4            4.5
                                                             ------         ------
TOTAL CURRENT ASSETS                                          210.1          207.2

  Marketable securities                                        15.0           19.0
  Property, plant and equipment, net                          163.2          161.4
  Other noncurrent assets                                      17.8           18.2
                                                             ------         ------
TOTAL ASSETS                                                 $406.1         $405.8
                                                             ------         ------
                                                             ------         ------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                           $ 37.9         $ 50.1
  Accrued liabilities                                          23.9           31.2
                                                             ------         ------
 TOTAL CURRENT LIABILITIES                                     61.8           81.3

  Revolving credit facility                                    50.0           43.0
  Postretirement benefit obligations                           40.4           37.8
  Other noncurrent liabilities                                 25.5           26.0
                                                             ------         ------
TOTAL LIABILITIES                                             177.7          188.1
                                                             ------         ------
TOTAL SHAREHOLDERS' EQUITY                                    228.4          217.7
                                                             ------         ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $406.1         $405.8
                                                             ------         ------
                                                             ------         ------

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)



                                                             FOR THE QUARTER ENDED
                                                                    MARCH 31,
                                                              1998           1997
                                                             ------         ------
BEGINNING CASH AND CASH EQUIVALENTS                          $ 14.2         $ 27.3
                                                             ------         ------
                                                             ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                  9.9            7.8
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                 3.8            3.2
  Accounts receivable, net                                      0.8           (1.1)
  Current inventories                                         (13.8)         (25.6)
  Accounts payable and accrued liabilities                    (19.5)           9.7
  Other                                                         3.4           (1.0)
                                                             ------         ------
   NET CASH USED BY OPERATING ACTIVITIES                      (15.4)          (7.0)
                                                             ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (5.4)          (3.1)
  Marketable securities                                         4.0             -
  Short-term investments                                         -             3.4
                                                             ------         ------
   NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            (1.4)           0.3
                                                             ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under revolving credit agreement     7.0            6.3
  Issuance of common stock                                      1.1            0.4
  Treasury stock purchases                                     (0.3)            -
  Installment note repayment                                     -            (0.3)
  Acquisition of minority interest                               -           (25.0)
                                                             ------         ------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             7.8          (18.6)
                                                             ------         ------

    Net decrease in cash and cash equivalents                  (9.0)         (25.3)
                                                             ------         ------

   ENDING CASH AND CASH EQUIVALENTS                          $  5.2         $  2.0
                                                             ------         ------
                                                             ------         ------

See accompanying notes.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT

Steel has a revolving credit agreement under which it can borrow $100 million reduced by borrowings and outstanding letters of credit. At March 31, 1998, borrowings totaled $50.0 million with a remaining availability of $46.6 million. Under the credit arrangement interest is payable under one of two rate options: at the London Interbank Offered Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate. At March 31, 1998 the rate was 6.19% and was indexed at 0.50% over LIBOR. Steel also pays a fee of 0.15% on the unused portion of the credit facility. The term of the agreement is through October 2002 and it is collateralized by the assets of Steel excluding real property.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended March 31, 1998 and 1997, respectively, were 22.5 million and 20.6 million. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute dilutive earnings per share for the three months ended March 31, 1998 and 1997 were 23.0 million and 21.1 million, respectively.

NOTE 3 - INVENTORIES

At March 31, 1998, inventories totaled $163.8 million before LIFO reserves and were composed of finished goods, $46.2 million; work in process, $87.2 million; and raw materials and supplies, $30.4 million. Net of LIFO reserves of $39.0 million, inventories were $124.8 million, of which $8.9 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 4 - CASH, INVESTMENTS, AND MARKETABLE SECURITIES

LST's cash equivalents include U.S. government and related agencies obligations with original maturities of less than three months. Short-term investments consist of U.S. government and related agencies obligations with maturities at purchase greater than three months and up to one year. Marketable securities consist of U.S. government and related agencies obligations with maturities at purchase greater than one year and up to two years. LST's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because LST has the intent and ability to hold them to maturity.

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

NOTE 6 - INCOME TAXES

LST had federal tax net operating loss carryforwards of approximately $223.1 million at December 31, 1997, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of LST, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby LST may be required to pay the FDIC for certain tax benefits. A provision for alternative minimum tax of $0.2 million has been recognized for the three months ended March 31, 1998. No other provision for tax has been recognized because LST anticipates utilizing net operating loss carryforwards in 1998 to offset taxes. If not utilized, the net operating loss carryforwards will expire between years 2002 and 2010.

NOTE 7 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

LST has adopted SFAS No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. LST did not realize any non-owner changes in equity for the three months ended March 31, 1998. Therefore, total comprehensive income for the quarter ended March 31, 1998 is equal to net income. However, LST has postretirement benefit obligations including pension liabilities, for which the company has a minimum pension liability. Adjustments to the minimum pension liability and any other non-owner changes will be reflected in comprehensive income and cumulative comprehensive income that will be reported in a consolidated statement of shareholders' equity in LST's Form 10-K.

LST has adopted SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information", as of January 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments.
SFAS No. 131 requires companies to select segments based on their internal reporting system. LST's current segments, as reported herein, are consistent with the company's internal reporting systems. As required by SFAS No. 131, compliance with the respective reporting requirements will be reflected in LST's 1998 Form 10-K.

LST has adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," as of January 1, 1998. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. LST will present revised disclosures related to its benefit plans in its Form 10-K for the year ended December 31, 1998.


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


                                RESULTS OF OPERATIONS

Revenues of $151.0 million for the three months ended March 31, 1998 decreased 5% from the first quarter of 1997. Revenues comprised $98.8 million from oilfield products and $35.4 million from specialty tubing products, representing a decrease of 8% and increase of 8%, respectively, compared to the 1997 first quarter, while revenues from flat rolled steel and other tubular products decreased 13% relative to the same 1997 period, to $16.8 million.

First quarter 1998 shipments decreased 9% over the first three months of 1997 to 212,400 tons and consisted of 135,500 tons of oilfield products, 32,100 tons of specialty tubing products and 44,800 tons of flat rolled steel and other tubular products. Oilfield products and flat rolled steel and other tubular products shipments decreased by 11% and 14%, respectively, while shipments of specialty tubing products increased 6% over the same 1997 period.

Consolidated revenues reported in the statements of earnings are as follows:

                                                      ($ in millions)
                                                   For the Quarter Ended
                                                          March 31,
                                                  1998    %     1997    %
                                                 -----   ---   -----   ---
Oilfield products revenues                        98.8    66   107.1    67
Specialty tubing products revenues                35.4    23    32.8    21
Flat rolled steel and other tubular revenues      16.8    11    19.3    12
                                                 -----   ---   -----   ---
Consolidated net revenues                        151.0   100   159.2   100
                                                 -----   ---   -----   ---
                                                 -----   ---   -----   ---

Shipments of products by segment are as follows:

                                                         (in tons)
                                                   For the Quarter Ended
                                                          March 31,
                                                  1998    %     1997    %
                                                 -----   ---   -----   ---
Oilfield products                               135,500   64  152,300   65
Specialty tubing products                        32,100   15   30,200   13
Flat rolled steel and other tubular products     44,800   21   52,000   22
                                                -------  ---  -------  ---
Total tons shipped                              212,400  100  234,500  100
                                                -------  ---  -------  ---
                                                -------  ---  -------  ---

Decreased oilfield products revenues resulted from reduced shipments due to lower prevailing oil prices in the first quarter of 1998 partially offset by slightly higher realized prices for Steel's products. Specialty tubing revenues were up due to additional shipment volumes coupled with slightly higher prices resulting from expanded automotive applications, increased use as hydraulic cylinders in construction equipment, and strong demand in the overall economy. Revenues for flat rolled steel and other tubular products were down due to decreased shipment volumes.

Gross earnings for the three months ended March 31, 1998 were up 8% to $15.4 million from the same 1997 period. Operating earnings for the first quarter of 1998 improved 11% to $10.3 million from $9.3 million for the first quarter of 1997. Gross earnings and operating earnings were up due to higher realized prices in LST's three business segments combined with increased shipment volumes for specialty tubing products and lower shipment volumes for oilfield products and flat rolled steel and other tubular products.

Net earnings from first quarter of 1998 of $9.9 million, or $.43 per diluted share, were up 27% over the same period in 1997. Net earnings improved as gross margins expanded to 10.2% from 9% for the 1997 first quarter. Also, interest expense reduced to $0.7 million from $2.1 million due to conversion of LST's $50 million convertible subordinated debentures in the third quarter of 1997 and lower interest rates on Steel's revolving credit facility.


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

At March 31, 1998, LST had available cash and cash equivalents, short-term investments, and marketable securities of $26.5 million, down from $39.5 million at December 31, 1997, primarily due to purchases of slabs for use by Steel. LST has no immediate cash requirements as Steel reimburses LST for those expenses incurred for Steel's benefit under a cost sharing plan. LST has no debt.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings.

Steel has a revolving credit agreement under which it can borrow $100 million reduced by borrowings and outstanding letters of credit. At March 31, 1998, borrowings totaled $50.0 million with a remaining availability of $46.6 million. Under the credit arrangement interest is payable under one of two rate options: at the London Interbank Offered Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate. At March 31, 1998 the rate was 6.19% and was indexed at 0.50% over LIBOR. Steel also pays a fee of 0.15% on the unused portion of the credit facility. The term of the agreement is through October 2002 and it is collateralized by the assets of Steel excluding real property.

Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

Steel believes that funds generated by operations and its borrowing capacity under the revolving credit agreement will provide the liquidity necessary to fund its cash requirements for the remainder of 1998.

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

                                       LONE STAR TECHNOLOGIES, INC.
                                       By: /s/ Charles J. Keszler
                                          ----------------------------------
                                          (Charles J. Keszler)
                                          Vice President - Finance

Dated: April 15, 1998