Form 10-Q
period 1998-06-30
LONE STAR TECHNOLOGIES INC
filed 1998-07-17
CIK 791348

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


                         For the quarter ended June 30, 1998

                           COMMISSION FILE NUMBER: 1-12881


                             LONE STAR TECHNOLOGIES, INC.



                               (A DELAWARE CORPORATION)

                             14681 MIDWAY ROAD, SUITE 200
                                 DALLAS, TEXAS  75244

                                     972/386-3981

                  I.R.S. EMPLOYER IDENTIFICATION NUMBER:  75-2085454





     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No ____.

     As of July 10, 1998, the number of shares of Common Stock outstanding at $1.00 par value per share was 22,493,748.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LONE STAR TECHNOLOGIES, INC.


                                        INDEX

                            PART I - FINANCIAL INFORMATION

                                                                           PAGE
Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Earnings. . . . . . . . . . . . . . .  3

          Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows. . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . . . . .7

          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .7

          Financial Condition and Liquidity. . . . . . . . . . . . . . . . .8


                             PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .9

Item 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 10

Item 6.   REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . 10

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and the cash flows and the results of operations for the three months and six months ended June 30, 1998 and 1997. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended
December 31, 1997. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

                          LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS
                 (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)


                              FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                                     JUNE 30,                   JUNE 30,
                                1998         1997         1998           1997
                              --------------------------------------------------
Net revenues                 $  129.0     $  172.3      $ 280.0        $ 331.5
Cost of goods sold             (121.3)      (156.0)      (256.9)        (300.9)
                              --------------------------------------------------
 Gross earnings                   7.7         16.3         23.1           30.6
Selling, general and             (5.1)        (4.6)       (10.2)          (9.6)
 administrative expenses      --------------------------------------------------
 Operating earnings               2.6         11.7         12.9           21.0
Interest income                   0.5          0.8          1.0            1.6
Interest expense                 (1.0)        (2.2)        (1.7)          (4.3)
Other income                      0.1          0.3          0.1            0.3
                              --------------------------------------------------
 Earnings before income tax       2.2         10.6         12.3           18.6
Income tax                         -          (0.3)        (0.2)          (0.5)
                              --------------------------------------------------
 NET EARNINGS                $    2.2     $   10.3      $  12.1        $  18.1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Per common share - basic:
 NET EARNINGS AVAILABLE      $   0.09     $    0.50     $   0.53       $   0.87
 TO COMMON SHAREHOLDERS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


Per common share - diluted:
 NET EARNINGS AVAILABLE      $   0.09     $    0.48     $   0.52       $   0.85
 TO COMMON SHAREHOLDERS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



See accompanying notes.                 3

                          LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED; IN MILLIONS)


                                                  JUNE 30,         DECEMBER 31,
                                                    1998               1997
                                            -----------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                  $       15.9          $       14.2
 Short-term investments                              5.2                   6.3
 Accounts receivable, net                           73.1                  80.1
 Current inventories, net                          132.9                 102.1
 Other current assets                                5.3                   4.5
                                            -----------------------------------
TOTAL CURRENT ASSETS                               232.4                 207.2

 Marketable securities                              15.0                  19.0
 Property, plant and equipment, net                165.1                 161.4
 Other noncurrent assets                            17.5                  18.2
                                            -----------------------------------
TOTAL ASSETS                                $      430.0          $      405.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accounts payable                           $      49.7           $       50.1
 Accrued liabilities                               22.1                   31.2
                                            -----------------------------------
TOTAL CURRENT LIABILITIES                          71.8                   81.3

 Revolving credit facility                         64.0                   43.0
 Postretirement benefit obligations                39.9                   37.8
 Other noncurrent liabilities                      24.7                   26.0
                                            -----------------------------------
TOTAL LIABILITIES                                 200.4                  188.1
                                            -----------------------------------
TOTAL SHAREHOLDERS' EQUITY                        229.6                  217.7
                                            -----------------------------------
TOTAL LIABILITIES AND                      $      430.0           $      405.8
SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




See accompanying notes.                 4

                          LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED; IN MILLIONS)


                                 FOR THE QUARTER            FOR THE SIX MONTHS
                                   ENDED JUNE 30,             ENDED JUNE 30,
                                   1998      1997            1998        1997
                               -----------------------------------------------
BEGINNING CASH                 $    5.2  $    2.0        $    14.2   $    27.3
AND CASH EQUIVALENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------

CASH FLOWS FROM
OPERATING ACTIVITIES:
  Net earnings                      2.2     10.3             12.1        18.1
ADJUSTMENTS TO RECONCILE
NET EARNINGS TO NET CASH
PROVIDED BY OPERATING
ACTIVITIES:
 Depreciation and amortization      3.9      3.2              7.7         6.4
 Accounts receivable, net           6.2     (6.5)             7.0        (7.6)
 Current inventories              (17.0)    17.3            (30.8)       (8.3)
 Accounts payable and
  accrued liabilities              10.0    (14.6)            (9.5)       (4.9)
 Other                             (3.2)    (4.4)             0.2        (5.4)
                               -----------------------------------------------
 NET CASH PROVIDED (used)           2.1      5.3            (13.3)       (1.7)
 BY OPERATING ACTIVITIES
                               -----------------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Capital expenditures             (5.4)    (7.6)           (10.8)      (10.7)
 Marketable securities              -       3.0              4.0         3.0
 Short-term investments            1.1      9.7              1.1        13.1
                               -----------------------------------------------
 NET CASH PROVIDED (used)
 BY INVESTING ACTIVITIES          (4.3)     5.1             (5.7)        5.4
                               -----------------------------------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Net change in borrowings
 under revolving credit
 agreement                        14.0     (3.7)            21.0         2.6
 Issuance of common stock          0.1      0.5              1.2         0.9
 Treasury stock purchases         (1.2)      -              (1.5)         -
 Installment note repayment         -        -                -         (0.3)
 Acquisition of minority
 interest                           -        -                -        (25.0)
                               -----------------------------------------------
 NET CASH PROVIDED (used)
 BY FINANCING ACTIVITIES          12.9     (3.2)            20.7       (21.8)
                               -----------------------------------------------

 Net increase (decrease)
 in cash and cash equivalents     10.7      7.2              1.7       (18.1)
------------------------------------------------------------------------------
 ENDING CASH AND CASH          $  15.9   $  9.2          $  15.9     $   9.2
 EQUIVALENTS
------------------------------------------------------------------------------
------------------------------------------------------------------------------



See accompanying notes.                 5

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT
Steel has a revolving credit agreement under which it can borrow $100 million reduced by borrowings and outstanding letters of credit. At June 30, 1998, borrowings totaled $64.0 million with a remaining availability of $35.6 million. Under the credit arrangement interest is payable under one of two rate options: at the London Interbank Offered Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate. At June 30, 1998 the rate was 6.16% and was indexed at 0.50% over LIBOR. Steel also pays a fee of 0.15% on the unused portion of the credit facility. The term of the agreement is through October 2002 and it is collateralized by the assets of Steel excluding real property.

NOTE 2 - EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended June 30, 1998 and 1997, respectively, were 22.6 million and 20.7 million, and the six months ended June 30, 1998 and 1997, were 22.6 million and 20.7 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute dilutive earnings per share for the three months ended June 30, 1998 and 1997, respectively, were 22.9 million and 21.4 million, and the six months ended June 30, 1998 and 1997, were 23.0 million and 21.3 million, respectively.

NOTE 3 - INVENTORIES
At June 30, 1998, inventories totaled $178.5 million before LIFO reserves and were composed of finished goods, $57.3 million; work in process, $91.2 million; and raw materials and supplies, $30.0 million. Net of LIFO reserves of $36.9 million, inventories were $141.6 million, of which $8.7 million (consisting of supplies and spare parts) were classified as noncurrent assets.

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

NOTE 6 - INCOME TAXES
LST had federal tax net operating loss carryforwards of approximately $223.1 million at December 31, 1997, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of LST, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby LST may be required to pay the FDIC for certain tax benefits. A provision for alternative minimum tax of $0.2 million has been recognized for the six months ended
June 30, 1998. No other provision for tax has been recognized because LST anticipates utilizing net operating loss carryforwards in 1998 to offset taxes. If not utilized, the net operating loss carryforwards will expire between years 2002 and 2010.

NOTE 7 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
LST has adopted SFAS No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. LST did not realize any non-owner changes in equity for the three months and six months ended June 30, 1998. Therefore, total comprehensive income for the quarter ended and six months ended June 30, 1998 is equal to net income. However, LST has postretirement benefit obligations including pension liabilities, for which the company has a minimum pension liability. Adjustments to the minimum pension liability and any other non-owner changes will be reflected in comprehensive income and cumulative comprehensive income that will be reported in a consolidated statement of shareholders' equity in LST's Form 10-K.

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



                            RESULTS OF OPERATIONS

Second quarter 1998 revenues totaled $129.0 million, down 25% from the second quarter of 1997. Revenues comprised $80.1 million from oilfield products, $32.2 million from specialty tubing products, and $16.7 million from flat rolled steel and other tubular products. Oilfield and flat rolled steel and other tubular products revenues decreased 34% and 5%, respectively, compared to the same 1997 second quarter, while revenues from specialty tubing products were flat relative to the second quarter of 1997.

Revenues for the first six months of 1998 of $280.0 million were 16% lower than the same 1997 period. Oilfield and flat rolled steel and other tubular products revenues declined 22% and 9%, respectively, while revenues from specialty tubing products increased 4%.

1998 second quarter shipments decreased 23% from the same period in 1997 to 191,200 tons and consisted of 115,900 tons of oilfield products, 29,300 tons of specialty tubing products and 46,000 tons of flat rolled steel and other tubular products. Oilfield, specialty tubing, and flat rolled steel and other tubular products shipments decreased 32%, 3% and 5%, respectively, from the three months ended June 30, 1997.

First half 1998 shipments decreased 17% from the first six months of 1997. Oilfield and flat rolled steel and other tubular products shipments decreased 22% and 10%, respectively, while shipments of specialty tubing products rose 2%.

Consolidated revenues reported in the statements of earnings are as follows:

                                          ($ in millions)
                              For the Quarter Ended    For the Six Months Ended
                                     June 30,                  June 30,
                            1998     %    1997    %    1998    %   1997    %
                            ----    --     ----   --    ----   --   ----   --
Oilfield products
revenues                    80.1    62    122.3   71   178.9   64  229.4   69
Specialty tubing
products revenues           32.2    25     32.4   19    67.6   24   65.2   20
Flat rolled steel and
other tubular revenues      16.7    13     17.6   10    33.5   12   36.9   11
                            ----    --     ----   --    ----   --   ----   --
Consolidated net
revenues                   129.0   100    172.3  100   280.0  100  331.5  100
                            ----    --     ----   --    ----   --   ----   --
                            ----    --     ----   --    ----   --   ----   --

Shipments of products by segment are as follows:

                                                (in tons)
                            For the Quarter Ended      For the Six Months Ended
                                    June 30,                   June 30,
                            1998     %     1997    %    1998    %   1997    %
                            ----    --     ----   --    ----   --   ----   --
Oilfield products         115,900   61  170,800   69  251,400  62  323,100  67
Specialty tubing
products                   29,300   15   30,100   12   61,400  15   60,300  12
Flat rolled steel and
other tubular products     46,000   24   48,400   19   90,800  23  100,400  21
                          -------  ---  -------  ---  ------- ---  ------- ---
Total tons shipped        191,200  100  249,300  100  403,600 100  483,800 100
                          -------  ---  -------  ---  ------- ---  ------- ---
                          -------  ---  -------  ---  ------- ---  ------- ---


Decreased oilfield products revenues resulted from lower shipments and product prices due to reduced drilling activity attributable to depressed oil prices. Specialty tubing revenues were flat due to marginally lower volumes coupled with slightly higher prices. Reduced volumes were attributable to soft demand from steel service centers and reduced automotive demand. Revenues for flat rolled steel and other tubular products were down due to decreased shipment volumes.

Gross earnings for the three months ended June 30, 1998 were down 53% to $7.7 million from the same 1997 period. Operating earnings for the second quarter of 1998 decreased 78% to $2.6 million from $11.7 million for the second quarter of 1997. Gross earnings and operating earnings were down due to lower shipment volumes in LST's three business segments, particularly oilfield products, combined with reduced prices for oilfield products.

Net earnings for the second quarter of 1998 of $2.2 million, or $.09 per diluted share, were down from $10.3 million in the same period in 1997. Net earnings decreased as gross margins contracted from 9.5% to 6% for the 1998 second quarter. Also, interest expense reduced to $1.0 million from $2.2 million due to conversion of LST's $50 million convertible subordinated debentures in the third quarter of 1997 and lower interest rates on Steel's revolving credit facility.

Net current inventories increased 30% from December 31, 1997 due to reduced shipments of oilfield products attributable to a decline in exploration and production programs and excess distributor inventory levels.

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

At June 30, 1998, LST had available cash and cash equivalents, short-term investments, and marketable securities of $36.1 million, down from $39.5 million at December 31, 1997, primarily due to purchases of slabs for use by Steel. LST has no immediate cash requirements as Steel reimburses LST for those expenses incurred for Steel's benefit under a cost sharing plan. LST has no debt.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings.

Steel has a revolving credit agreement under which it can borrow $100 million reduced by borrowings and outstanding letters of credit. At June 30, 1998, borrowings totaled $64.0 million with a remaining availability of $35.6 million. Under the credit arrangement interest is payable under one of two rate options: at the London Interbank Offered Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate. At June 30, 1998 the rate was 6.16% and was indexed at 0.50% over LIBOR. Steel also pays a fee of 0.15% on the unused portion of the credit facility. The term of the agreement is through October 2002 and it is collateralized by the assets of Steel excluding real property.

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

LST and Steel have completed an assessment of certain year 2000 issues on various computer related systems and have an implementation plan for corrective actions. Corrective actions are estimated to cost $1 - $1.5 million in 1998 and are being funded primarily from ongoing computer systems operating budgets. LST and Steel are in the process of conducting an additional assessment of certain year 2000 issues on Steel's manufacturing equipment, time based operating equipment, and significant suppliers, which will be completed by the end of 1998. At June 30, 1998, LST and Steel are on schedule to complete required corrective actions by year 2000 on various computer related systems, manufacturing equipment and time based operating equipment and have begun discussions with significant suppliers regarding their year 2000 issues.

The matters discussed or incorporated by reference in this report on Form 10-Q that are forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand, the regulatory and trade environment, and other risks indicated in other filings with the Securities and Exchange Commission.


                    PART II. - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

The 1998 Annual Meeting of Shareholders of the registrant was held on May 14, 1998. At that meeting, three proposals were voted on: the election of four directors, the adoption of amendments to the 1985 Long-Term Incentive Plan, and the adoption of an amendment to the Certificate of Incorporation to increase the authorized Common Stock from 40,000,000 shares to 80,000,000 shares. Rhys J. Best, Charles L. Blackburn, James E. McCormick and Thomas M. Mercer, Jr. were elected directors of the registrant and received affirmative votes of 20,089,833; 20,094,903; 20,095,173; and 20,095,285; respectively; and negative votes of 100,767; 95,697; 95,427; and 95,315; respectively. The amendments to the Plan were approved by an affirmative vote of 18,824,052, with 1,318,061 shares voted against and 48,487 shares abstaining. The amendment to the Certificate of Incorporation was approved by an affirmative vote of 18,925,797, with 1,208,660 shares voted against and 56,142 shares abstaining.

ITEM 5.   OTHER INFORMATION
---------------------------

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits:
     No. 3.4 Certificate of Amendment to Certificate of Incorporation dated May 20, 1998.
     No. 10.1(b) Amendments to the 1985 Long-Term Incentive Plan adopted on May 14, 1998.
     No. 27 Financial Data Schedule

(b)  Reports on Form 8-K:  none


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LONE STAR TECHNOLOGIES, INC.

                                         By:     /s/ Charles J. Keszler
                                            ----------------------------
                                                    (Charles J. Keszler)
                                                Vice President - Finance

Dated: July 15, 1998