Form 10-Q
period 1998-09-30
LONE STAR TECHNOLOGIES INC
filed 1998-10-20
CIK 791348

-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarter ended September 30, 1998

                       COMMISSION FILE NUMBER: 1-12881



                         LONE STAR TECHNOLOGIES, INC.



                           (A DELAWARE CORPORATION)

                         14681 MIDWAY ROAD, SUITE 200
                             DALLAS, TEXAS  75244

                                 972/386-3981

              I.R.S. EMPLOYER IDENTIFICATION NUMBER:  75-2085454




     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to such filing requirements for the past 90 days.  Yes  /X/.   No  / /.

     As of October 8, 1998, the number of shares of Common Stock outstanding at $1.00 par value per share was 22,495,748.

-------------------------------------------------------------------------------

                         LONE STAR TECHNOLOGIES, INC.

                                    INDEX


                        PART I - FINANCIAL INFORMATION

                                                                      Page
                                                                      ----
Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated Statements of Operations                         3

          Consolidated Balance Sheets                                   4

          Consolidated Statements of Cash Flows                         5

          Notes to Consolidated Financial Statements                    6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                          7

          Results of Operations                                         7

          Financial Condition and Liquidity                             8



                          PART II - OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          10

Item 5.   OTHER INFORMATION                                            10

Item 6.   REPORTS ON FORM 8-K                                          10

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and the cash flows and the results of operations for the three months and nine months ended September 30, 1998 and 1997. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1997. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

                          LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)

                                                           FOR THE QUARTER ENDED      FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                            1998          1997          1998           1997
                                                          -----------------------------------------------------

Net revenues                                              $   88.9      $  167.4      $  368.9      $  498.9
Cost of goods sold                                           (98.8)       (150.7)       (355.7)       (451.6)
                                                          -----------------------------------------------------
   Gross earnings (loss)                                      (9.9)         16.7          13.2          47.3
Selling, general and administrative expenses                  (5.1)         (4.9)        (15.3)        (14.5)
                                                          -----------------------------------------------------
   Operating earnings (loss)                                 (15.0)         11.8          (2.1)         32.8
Interest income                                                0.4           0.7           1.4           2.3
Interest expense                                              (1.2)         (1.5)         (2.8)         (5.8)
Other income                                                     -             -             -           0.3
                                                          -----------------------------------------------------
   Earnings (loss) from continuing operations
    before income tax                                        (15.8)         11.0          (3.5)         29.6
Income tax                                                     0.2          (0.3)            -          (0.8)
                                                          -----------------------------------------------------
   Net earnings (loss) from continuing operations            (15.6)         10.7          (3.5)         28.8
   Gain from discontinued operations                             -          12.4             -          12.4
                                                          -----------------------------------------------------
   NET EARNINGS (loss)                                    $  (15.6)     $   23.1      $   (3.5)     $   41.2
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Per common share - basic:
   Net earnings (loss) from continuing operations            (0.69)         0.50         (0.15)         1.37
   Gain from discontinued operations                             -          0.58             -          0.60
                                                          -----------------------------------------------------
   NET EARNINGS (loss) AVAILABLE TO COMMON SHAREHOLDERS   $  (0.69)     $   1.08      $  (0.15)     $   1.97
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Per common share - diluted:
   Net earnings (loss) from continuing operations            (0.69)         0.48         (0.15)         1.33
   Gain from discontinued operations                             -          0.56             -          0.58
                                                          -----------------------------------------------------
   NET EARNINGS (loss) AVAILABLE TO COMMON SHAREHOLDERS   $  (0.69)     $   1.04      $  (0.15)     $   1.91
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED; IN MILLIONS)

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1998             1997
                                               ------------------------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                      $  12.7          $  14.2
  Short-term investments                             3.2              6.3
  Accounts receivable, net                          46.4             80.1
  Current inventories, net                         126.7            102.1
  Other current assets                               5.0              4.5
                                               ------------------------------
TOTAL CURRENT ASSETS                               194.0            207.2

  Marketable securities                             13.0             19.0
  Property, plant and equipment, net               165.1            161.4
  Other noncurrent assets                           17.2             18.2
                                               ------------------------------
TOTAL ASSETS                                     $ 389.3          $ 405.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                               $  23.8          $  50.1
  Accrued liabilities                               20.7             31.2
                                               ------------------------------
 TOTAL CURRENT LIABILITIES                          44.5             81.3

  Revolving credit facility                         68.0             43.0
  Postretirement benefit obligations                39.3             37.8
  Other noncurrent liabilities                      23.8             26.0
                                               ------------------------------
TOTAL LIABILITIES                                  175.6            188.1
                                               ------------------------------
TOTAL SHAREHOLDERS' EQUITY                         213.7            217.7
                                               ------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 389.3          $ 405.8
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes.

                           LONE STAR TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)

                                                             FOR THE QUARTER ENDED    FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                  1998     1997            1998        1997
                                                             --------------------------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                           $ 15.9     $  9.2          $ 14.2      $ 27.3
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                           (15.6)      23.1            (3.5)       41.2
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Gain on sale of discontinued operations                           -      (12.4)              -       (12.4)
  Depreciation and amortization                                   4.0        4.0            11.7        10.4
  Accounts receivable, net                                       26.7        5.7            33.7        (1.9)
  Current inventories                                             6.2       11.9           (24.6)        3.6
  Accounts payable and accrued liabilities                      (27.3)      (8.2)          (36.8)      (13.1)
  Other                                                          (1.2)      (4.0)           (1.0)       (9.4)
                                                              -------------------------------------------------
    NET CASH PROVIDED (used) BY OPERATING ACTIVITIES             (7.2)      20.1           (20.5)       18.4
                                                              -------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (3.7)      (6.5)          (14.5)      (17.2)
  Marketable securities                                           2.0       (1.2)            6.0         1.8
  Short-term investments                                          2.0       (1.6)            3.1        11.5
  Proceeds from sale of discontinued operations                     -       12.4               -        12.4
                                                              -------------------------------------------------
    NET CASH PROVIDED (used) BY INVESTING ACTIVITIES              0.3        3.1            (5.4)        8.5
                                                              -------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in borrowings under revolving credit agreement       4.0       (8.1)           25.0        (5.5)
  Issuance of common stock                                        0.1        1.3             1.3         2.2
  Treasury stock purchases                                       (0.4)         -            (1.9)          -
  Installment note repayment                                        -          -               -        (0.3)
  Acquisition of minority interest                                  -          -               -       (25.0)
                                                              -------------------------------------------------
    NET CASH PROVIDED (used) BY FINANCING ACTIVITIES              3.7       (6.8)           24.4       (28.6)
                                                              -------------------------------------------------

      Net increase (decrease) in cash and cash equivalents       (3.2)      16.4            (1.5)       (1.7)
---------------------------------------------------------------------------------------------------------------
    ENDING CASH AND CASH EQUIVALENTS                          $  12.7     $ 25.6          $ 12.7      $ 25.6
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
  Conversion of subordinated debentures to common stock       $     -     $ 50.0          $    -      $ 50.0

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - LONE STAR STEEL ("STEEL") REVOLVING CREDIT AGREEMENT
Steel has a revolving credit agreement under which it can borrow $100 million reduced by borrowings and outstanding letters of credit. At September 30, 1998, borrowings totaled $68.0 million with a remaining availability of $31.6 million. Under the credit arrangement interest is payable under one of two rate options: at the London Interbank Offered Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate. At September 30, 1998 the rate was 6.00% and was indexed at 0.625% over LIBOR. Steel also pays a fee of 0.175% on the unused portion of the credit facility. The term of the agreement is through October 2002 and it is collateralized by the assets of Steel excluding real property. Steel met the existing covenants under its revolving credit agreement at September 30, 1998. However, Steel anticipates that it will not be able to meet certain of these covenants at year end. Management currently believes that its lending group will grant modifications to the covenants. If modifications are not granted, Steel would be in default under the terms of the revolving credit agreement and would have to seek alternative sources of financing which management believes can be secured.

NOTE 2 - EARNINGS (Loss) PER SHARE
Basic earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings (loss) per share for the three months ended September 30, 1998 and 1997, respectively, were 22.5 million and 21.5 million, and the nine months ended September 30, 1998 and 1997, were 22.5 million and 21.0 million, respectively. Diluted earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute dilutive earnings (loss) per share for the three months ended September 30, 1998 and 1997, respectively, were 22.7 million and 22.4 million, and the nine months ended September 30, 1998 and 1997, were 22.9 million and 21.8 million, respectively.

NOTE 3 - INVENTORIES
At September 30, 1998, inventories totaled $169.6 million before LIFO reserves and were composed of finished goods, $41.6 million; work in process, $97.1 million; and raw materials and supplies, $30.9 million. Net of LIFO reserves of $34.4 million, inventories were $135.2 million, of which $8.5 million (consisting of supplies and spare parts) were classified as noncurrent assets.

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

No provision for tax has been recognized for the nine months ended September 30, 1998. If not utilized, the net operating loss carryforwards will expire between years 2002 and 2010.

NOTE 7 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
LST has adopted SFAS No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. LST did not realize any non-owner changes in equity for the three months and nine months ended
September 30, 1998. Therefore, total comprehensive income for the quarter ended and nine months ended September 30, 1998 is equal to net income.
However, LST has postretirement benefit obligations including pension liabilities, for which the company has a minimum pension liability.
Adjustments to the minimum pension liability and any other non-owner changes will be reflected in comprehensive income and cumulative comprehensive income that will be reported in a consolidated statement of shareholders' equity in LST's Form 10-K.

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

                                RESULTS OF OPERATIONS

Revenues of $88.9 million for the three months ended September 30, 1998 decreased 47% from the third quarter of 1997. Revenues comprised $46.8 million from oilfield products, $30.2 million from specialty tubing products, and $11.9 million from flat rolled steel and other tubular products, down 61%, 2% and 33%, respectively, from the same 1997 quarter.

Revenues for the first nine months of 1998 of $368.9 million were 26% lower than the same 1997 period. Oilfield and flat rolled steel and other tubular products revenues declined 35% and 17%, respectively, while revenues from specialty tubing products increased 2%.

Third quarter 1998 shipments decreased 46% from the same period in 1997 to 130,900 tons and consisted of 70,100 tons of oilfield products, 27,600 tons of specialty tubing products and 33,200 tons of flat rolled steel and other tubular products, decreased 57%, 4% and 31%, respectively, from the three months ended September 30, 1997.

Shipments for the nine months ended September 30, 1998 decreased 26% to 534,500 tons from the same 1997 period.

Oilfield and flat rolled steel and other tubular products shipments decreased 34% and 16%, respectively, while shipments of specialty tubing products were unchanged.

Consolidated revenues reported in the statements of earnings are as follows:

                                                                        ($ in millions)
                                                    For the Quarter Ended            For the Nine Months Ended
                                                        September 30,                      September 30,
                                                1998     %       1997      %       1998      %       1997      %
                                                ----    ---      -----    ---      -----    ---      -----    ---
Oilfield products revenues                      46.8     53      118.9     71      225.7     61      348.3     70
Specialty tubing products revenues              30.2     34       30.7     18       97.8     27       95.9     19
Flat rolled steel and other tubular
      revenues                                  11.9     13       17.8     11       45.4     12       54.7     11
                                                ----    ---      -----    ---      -----    ---      -----    ---
Consolidated net revenues                       88.9    100      167.4    100      368.9    100      498.9    100
                                                ----    ---      -----    ---      -----    ---      -----    ---
                                                ----    ---      -----    ---      -----    ---      -----    ---

Shipments of products by segment are as follows:

                                                                          (in tons)
                                                 For the Quarter Ended               For the Nine Months Ended
                                                      September 30,                         September 30,
                                             1998      %        1997       %       1998       %     1997       %
                                           -------    ---     -------    ---     -------    ---    -------    ---
Oilfield products                           70,100     54     164,800     68     321,500     60    487,900     67
Specialty tubing products                   27,600     21      28,700     12      89,000     17     89,000     12
Flat rolled steel and other tubular
   products                                 33,200     25      48,100     20     124,000     23    148,500     21
                                           -------    ---     -------    ---     -------    ---    -------    ---
Total tons shipped                         130,900    100     241,600    100     534,500    100    725,400    100
                                           -------    ---     -------    ---     -------    ---    -------    ---
                                           -------    ---     -------    ---     -------    ---    -------    ---

Oilfield products revenues continued to decline from lower shipments and product prices due to curtailment of drilling and excess industry wide OCTG and line pipe inventories. The number of active domestic rigs drilling for oil is down 42% while active rigs drilling for gas are down 9% from one year ago. Also, imported OCTG primarily from Asia has ranged between 22-31% of estimated domestic supply this year as compared to 16% a year ago. Specialty tubing orders and shipments remain soft due to efforts by steel service centers to reduce inventories and weak global demand for mechanical tubing. Revenues for flat rolled steel and other tubular products were down due to decreased shipment volumes and product prices resulting from a substantial increase of inexpensive imported coils.

For the three months ended September 30, 1998 the gross loss was $9.9 million compared to gross earnings of $16.7 million for the same 1997 period and the operating loss was $15.0 million compared to operating earnings of $11.8 million. The gross and operating losses were due to reduced shipment volumes in LST's three business segments, combined with lower prices for oilfield and flat rolled steel and other tubular products. Gross margins were also negatively impacted by sharply reduced production volumes at Steel where operations were reduced through extended mill outages for much of the third quarter. The above factors caused a net loss from continuing operations for the third quarter of 1998 of $15.6 million, or $.69 per diluted share, compared to net earnings from continuing operations of $10.7 million, or $.48 per diluted share, in the same period in 1997.

Net current inventories increased 24% from December 31, 1997 due to reduced shipments of oilfield products attributable to a decline in exploration and production programs and excess distributor inventory levels.

                        FINANCIAL CONDITION AND LIQUIDITY

LST has no direct business operations other than Steel or significant sources of cash other than from investments or the sale of securities. Steel may pay dividends to LST provided it meets certain covenants of its revolving credit facility. LST is reimbursed by Steel for its operating costs as provided by its cost sharing agreement with Steel.

At September 30, 1998, LST had available cash and cash equivalents, short-term investments, and marketable securities of $28.9 million, down from $39.5 million at December 31, 1997, primarily due to purchases of slabs for use by Steel. LST has no immediate cash requirements as Steel reimburses LST for those expenses incurred for Steel's benefit under a cost sharing plan. LST has no debt.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings.

Steel has a revolving credit agreement under which it can borrow $100 million reduced by borrowings and outstanding letters of credit. At September 30, 1998, borrowings totaled $68.0 million with a remaining availability of $31.6 million. Under the credit arrangement interest is payable under one of two rate options: at the London Interbank Offered Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate. At September 30, 1998 the rate was 6.00% and was indexed at 0.625% over LIBOR. Steel also pays a fee of 0.175% on the unused portion of the credit facility. The term of the agreement is through October 2002 and it is collateralized by the assets of Steel excluding real property. Steel met the existing covenants under its revolving credit agreement at September 30, 1998. However, Steel anticipates that it will not be able to meet certain of these covenants at year end. Management currently believes that its lending group will grant modifications to the covenants. If modifications are not granted, Steel would be in default under the terms of the revolving credit agreement and would have to seek alternative sources of financing which management believes can be secured.

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

In order to prepare LST and Steel for the Year 2000, a plan has been implemented to ensure that its various computer systems are or become Year 2000 compliant. This plan encompasses three primary areas: business systems (both hardware and software), communications equipment, and manufacturing equipment. The various stages in this process include assessment (identifying systems which need change), remediation (making changes in the software or hardware), verification (testing the changes), and implementation of the Year 2000 compliant systems. Substantial progress has been achieved in the software applications for the business systems, which are currently in the remediation and verification stages, with completion expected at the end of 1998 and implementation expected in the first quarter of 1999. The assessment of business system hardware, communications equipment and manufacturing equipment is substantially complete. The remediation, verification and implementation processes are ongoing and are expected to be completed by the second quarter of 1999. The remediation effort required for this hardware and equipment is not expected to be significant.

This plan also entails assessing third party relationships through communication with key suppliers and customers. For issues identified, the Year 2000 correcting process steps are taking place. For those suppliers and customers which may be identified as a concern, such concerns will be addressed in LST and Steel's contingency plan. At this date, LST and Steel have not identified the "most reasonably likely worst case Year 2000 scenarios"; however, risks identified through the process described above will be analyzed and evaluated. A contingency plan will be developed in the second quarter of 1999 on how those identified risks will be handled. The cumulative costs incurred through September 30, 1998 to achieve Year 2000 compliance are approximately $1.0 million, and are estimated to total $1.5 million upon completion in 1999.

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

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     No. 10.27      Consulting Agreement dated as of July 23, 1998 between LST and John P. Harbin.
     No. 10.28      Phantom Stock Deferred Compensation Plan adopted September
                    22, 1998.
     No. 27         Financial Data Schedule
(b)  Reports on Form 8-K:  none.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  LONE STAR TECHNOLOGIES, INC.
                                                    By: /s/ Charles J. Keszler
                                                        ----------------------
                                                          (Charles J. Keszler)
                                                      Vice President - Finance

Dated: October 15, 1998