Form 10-K
period 1998-12-31
LONE STAR TECHNOLOGIES INC
filed 1999-03-25
CIK 791348

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

                  For the fiscal year ended December 31, 1998

                         COMMISSION FILE NUMBER 1-12881

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1999, the number of shares of common stock outstanding was 22,495,748. The aggregate market value of common stock (based upon the closing price on the New York Stock Exchange on that date) held by nonaffiliates of the registrant was approximately $291 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
                                      PART I
                                      ------
ITEM 1.        BUSINESS...........................................................3

ITEM 2.        PROPERTIES.........................................................9

ITEM 3.        LEGAL PROCEEDINGS..................................................9

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS....................9


                                      PART II
                                      -------

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED SHAREHOLDER MATTERS........................................9

ITEM 6.        SELECTED FINANCIAL DATA...........................................10

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION..................11

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........17

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS
               AND SUPPLEMENTARY DATA............................................17

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE............................37

                                      PART III
                                      --------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS
               OF THE REGISTRANT.................................................37

ITEM 11.       EXECUTIVE COMPENSATION............................................37

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT....................................................37

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................37


                                      PART IV
                                      -------

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K...........................................37

ITEM 15.       SIGNATURES........................................................40

                                     PART I

ITEM 1.        BUSINESS

                                     GENERAL

Lone Star Technologies, Inc. (Lone Star) is a management and holding company that currently has one principal operating subsidiary, Lone Star Steel Company (Steel). Steel serves three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services. Oilfield products are comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry. Specialty tubing products consist of Drawn Over Mandrel (DOM) tubing and as-welded tubing that are manufactured and marketed globally to automotive, fluid power, and other markets for various mechanical applications. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets. Lone Star's consolidated revenues are not seasonal. However, demand for Steel's oilfield products is subject to significant fluctuations due to the volatility of oil and gas prices and domestic drilling activity as well as other factors including competition from imports.

Lone Star was incorporated in Delaware in 1986 and became the holding company of Steel, pursuant to Steel's merger with a wholly owned subsidiary of Lone Star. In 1988, Lone Star acquired the stock of American Federal Bank (AFB), a federally chartered savings bank. In November 1993, Lone Star sold the stock of AFB. During August 1997, Lone Star received $12.4 million as a final payment on the sale of AFB. The accompanying consolidated financial statements reflect this payment as a gain from discontinued operations. During May 1991, a major creditor group received 19.5% of the common stock of Steel, creating a minority interest in Steel. In 1995, Lone Star repurchased 4.95% of Steel's common stock from Steel's minority shareholders. In January 1997, all of the remaining outstanding common stock, preferred stock, and warrants held by the other minority shareholders of Steel were purchased by Lone Star, making Steel a wholly owned subsidiary of Lone Star.

                          LINES OF BUSINESS INFORMATION

In the last three years, segment revenues were as follows:

                                                                 ($ in millions)
                                                     1998             1997              1996
                                                --------------- -----------------  ----------------
                                                   $       %        $       %          $       %
                                                 -----    ---     -----    ---       -----    ---
Oilfield products revenues                       255.6     59     454.1     69       371.0     68
Specialty tubing products revenues               123.2     29     129.0     20       109.8     20
Flat rolled steel and other tubular revenues      53.6     12      71.2     11        68.2     12
                                                 -----    ---     -----    ---       -----    ---
Consolidated net revenues                        432.4    100     654.3    100       549.0    100
                                                 -----    ---     -----    ---       -----    ---
                                                 -----    ---     -----    ---       -----    ---

Additional segment information is included in Note B to the consolidated financial statements.

OILFIELD PRODUCTS. Steel manufactures and markets oil country tubular goods
(OCTG) and line pipe.

OCTG offered by Steel includes the widest size and chemistry range of electric resistance welded (ERW) high-quality prime casing and tubing for oil and gas drilling and production in the United States. Casing, which historically represents about 75% of all OCTG tonnage sold by Steel, is the structural retainer for the walls of oil and gas wells. It also serves to prevent pollution of nearby water reservoirs and to prevent contamination of a well's production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and gas to the surface. Steel offers the widest ranges of OCTG diameters (1.90" to 20") and grades produced in the industry, including grades that have been successfully used for drilling at depths of over 30,000 feet.

Demand for OCTG is affected by drilling activity which is driven by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. Domestic drilling activity was down 13% in 1998 from the prior year, according to the average number of rigs operating in the United States as measured by Baker Hughes. However, the decline in drilling activity accelerated in the second half of 1998 and by year-end only 621 rigs were active, compared to 1,007 at the end of 1997. Steel's open orders for OCTG at December 31, 1998, were down 78% from the prior year-end due to the decline in drilling activity and high industry wide OCTG inventories. Approximately 7% of shipments in 1998 were to destinations outside the United States. Sales and earnings are affected by price, cost, availability of raw materials, oil and gas drilling activity, general economic conditions, and an equitable trade environment. Because of volatility of oil and gas prices and related drilling activity as well as other factors such as competition from foreign imports, demand for oilfield products can be subject to significant fluctuations.

LINE PIPE offered by Steel ranges in diameter from 2 3/8" to 16" and is used to gather and transport oil and gas from the well site to storage or refining facilities. Approximately 4% of Steel's line pipe shipments were exported in 1998.

SALES AND DISTRIBUTION. Steel's domestic OCTG sales distribution network consists of 14 nonexclusive distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. Line pipe is also sold through nonexclusive distributors and directly to end users. Internationally, OCTG is sold through distributors and trading companies as well as directly to end users. The largest customer and the second largest customer, both distributors of Steel's oilfield products in 1998, accounted for 13% and 12% of total OCTG tons shipped, respectively. About 77% of the oil and gas wells drilled in the United States in 1998 were located in Texas, Oklahoma, Kansas, Louisiana, New Mexico, and the federal waters of the Gulf of Mexico, all within 750 miles of Steel's mill in Lone Star, Texas. The majority of Steel's oilfield products were sold for use in these states, as well as the Gulf of Mexico which is less than 250 miles from Steel's mill.

ALLIANCE MILLS. In addition to production from its mill, Steel has marketing agreements to sell other steel tubular products manufactured by six unrelated companies. These arrangements are intended to expand Steel's product offerings without a substantial investment in plant and equipment and enhance Steel's marketing competitiveness. These transactions are performed on a commission basis, through purchase and resale of the products, and under agreements to process flat rolled steel provided by Steel into tubular products. These arrangements accounted for over 15% of Steel's revenues from oilfield products during 1998. Steel has commitments to buy tubular products from certain of its alliance mills. Certain costs related to these commitments have been included as part of the special charge related to supplier contracts discussed in Note C to the consolidated financial statements.

RAW MATERIALS AND INVENTORIES. OCTG and line pipe are generally produced to fill specific orders and, accordingly, Steel maintains the majority of its inventory in the form of raw materials, work-in-process, or finished goods earmarked for specific orders. Some work-in-process and finished inventories are maintained in order to provide flexibility in responding to customer delivery demands.

Steel can use steel slabs, scrap steel, and steel coils in the manufacture of its products. Steel primarily purchased steel slabs to meet production needs in 1998, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel anticipates again using steel slabs for most of its production needs in 1999 and has secured commitments from a major supplier to be provided most of its steel slab requirements for 1999. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is internally generated from Steel's operations or could be purchased in the spot market. The price of scrap steel and steel slabs can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

COMPETITION. OCTG and line pipe are sold in highly competitive markets. Steel offers the widest range of sizes and chemistries in the United States and, based on generally available market data, Steel believes that it is one of the largest domestic suppliers of OCTG. Users of OCTG base their purchase decisions on four factors: availability, price, quality, and service. Steel believes that it is competitive in all of these areas.

Two primary markets exist for OCTG, and Steel serves both. Deep critical wells, such as offshore wells, require high-performance OCTG that can sustain enormous pressure as measured by burst strength, collapse strength, and yield strength. Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. Steel, with its full-body normalized ERW manufacturing process that meets American Petroleum Institute standards, often competes with seamless OCTG in this market. Operators drilling shallow wells generally purchase OCTG on the basis of price and availability because wells of this nature require fewer performance characteristics. Steel competes in this market, which is served primarily by producers of seam-annealed ERW and seamless OCTG, with its full range of Lone Star-Registration Trademark- products as well as with its Wildcat-TM- brand of OCTG.

Several domestic manufacturers produce limited lines of OCTG, and a number of foreign manufacturers produce OCTG for export to the United States. Imported OCTG accounted for approximately 24% of the apparent supply available to the domestic OCTG market during 1998, 16% during 1997, 14% during 1996 and 1995, as compared to 24% in 1994. The level of imported OCTG increased during 1998 due to dislocations of inventories from certain foreign competitors whose traditional markets were encroached upon by other foreign manufacturers, particularly those subject to U.S. trade tariffs, as global drilling activity declined. A reduction of imported OCTG in the 1995 to 1997 period from levels experienced in the 1992 to 1994 period resulted from the imposition of protective tariffs on certain foreign countries in 1995. These trade tariffs, which were intended to promote an equitable trade environment, remained in effect during 1998.

Trade tariffs on OCTG from certain countries will be subject to sunset review beginning in May 1999. By law, the orders cannot be terminated prior to January 1, 2000. Trade tariffs on OCTG from more significant importers will be subject to review in August 2000. Under schedules proposed by the U.S. International Trade Commission, decisions in cases should be made approximately one year after initiation. Steel intends to join with other members of the U.S. industry to pursue its legal rights to continued relief from unfair trade practices.

SPECIALTY TUBING PRODUCTS.  Steel manufactures and markets specialty tubing.

SPECIALTY TUBING includes a wide array of high-quality, custom-made steel tubular products which require critical tolerances, precise dimensional control, and special metallurgical properties. Steel's specialty tubing products have the widest size range from 1/2" to 15" in outside diameter in North America and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties, and surface finishes. Product uses include the manufacture of automotive, construction, and farm equipment and industrial applications such as hydraulic cylinders, stabilizer tubes, intrusion tubes, machine parts, bearing races, downhole pump barrels, heavy-lift crane boom chords, drill rods, and printing press rolls. Because of the wide range of industrial applications, sales traditionally follow general domestic economic conditions.

Steel produces most of its specialty tubing by the drawn over mandrel (DOM) process which uses a drawbench to pull tubing through a die and over a mandrel. Steel believes it has the second largest manufacturing capacity for DOM tubing in the world. The use of the DOM manufacturing process enables Steel to achieve higher critical tolerances and dimensional control than other processes. Steel's production facilities include seven drawbenches. It's 1,000,000 pound drawbench, the largest in the United States, and its 800,000 pound drawbench enable Steel to access broader markets through the manufacture of larger diameter, thicker wall products. DOM specialty tubing order quantities are typically small (usually less than 50,000 pounds) and made to exact customer specifications.

Steel also produces as-welded specialty tubing which does not utilize the DOM process. A typical application for this product is trailer axles.

Demand for specialty tubing products, within the traditional markets, was down in 1998. Demand from certain Asian countries was lower due to Asian economic issues. Demand for hydraulic cylinders used in agricultural and construction related equipment declined as domestic farming activity decreased and building activity slowed in certain Asian economies.
Open orders at year-end 1998 were down 28% from the prior year-end.

SALES AND DISTRIBUTION. Domestically, specialty tubing is marketed and sold through 19 nonexclusive steel service centers and directly to end users. Specialty tubing products have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. The largest customer of Steel's specialty tubing in

1998 accounted for 13% of specialty tubing shipments. Internationally, the majority of Steel's specialty tubing is currently sold directly to end users. Exports accounted for approximately 19% and 26% of Steel's DOM specialty tubing shipments in 1998 and 1997, respectively.

RAW MATERIALS AND INVENTORIES. Raw materials are readily available from multiple sources. Production is generally scheduled to meet specific orders and, accordingly, inventory is managed to minimize the amount of finished goods on hand. Work-in-process inventories are maintained in order to provide flexibility in responding to customer needs.

Steel can use steel slabs, scrap steel, and steel coils in the manufacture of its products. Steel primarily purchased steel slabs to meet production needs in 1998, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel anticipates again using steel slabs for most of its production needs in 1999 and has secured commitments from a major supplier to provide most of its steel slab requirements for 1999. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is internally generated from Steel's operations or could be purchased in the spot market. The price of scrap steel and steel slabs can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

COMPETITION. The market for specialty tubing is competitive and is served by several manufacturers. During 1996, Steel completed a capital expenditure program to expand its specialty tubing capacity. Based on generally available market data, Steel believes it has the second largest production capacity for DOM specialty tubing products in the world.

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

SALES AND DISTRIBUTION. Flat rolled steel is sold directly to end users and through service centers, primarily in the southwestern region of the United States. Due to an influx of inexpensive imported flat rolled steel during 1998, markets for flat rolled steel experienced excess supply and lower pricing. As a result, Steel's shipment volumes were down in 1998. However, preliminary antidumping tariffs on certain foreign countries were imposed shortly after year-end which should provide some relief to domestic markets. The largest customer of Steel's flat rolled steel accounted for 89% of Steel's flat rolled steel sales in 1998 as well as substantially all other sales of miscellaneous tubular products other than oilfield and specialty tubing products. This customer has steel processing facilities located adjacent to Steel's facilities in East Texas, and those facilities purchase most of its flat rolled steel from Steel. Sales to this customer represented approximately 10% of Steel's total revenues for 1998.

RAW MATERIALS AND INVENTORIES. Steel produces flat rolled steel from its internally produced slabs and slabs purchased from unrelated companies. Steel can use steel slabs, scrap steel, and steel coils in the manufacture of its products. Steel primarily purchased steel slabs to meet production needs in 1998, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel anticipates again using steel slabs for most of its production needs in 1999 and has secured commitments from a major supplier to be provided most of its steel slab requirements for 1999. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is internally generated from Steel's operations or could be purchased in the spot market. The price of scrap steel and steel slabs can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

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

OTHER PRODUCTS. Steel markets its pipe as secondary products for use in structural and piling applications in the construction industry.

                       RESEARCH, DEVELOPMENT, AND PATENTS

Steel conducts limited research and development activities at its metallurgical laboratory on its facilities in East Texas. Its patents do not significantly affect financial results.

                                    EMPLOYEES

At December 31, 1998, Lone Star and Steel had a total of 938 active employees, of whom 480 were members of two unions represented by three bargaining units. The majority of union workers are represented by the United Steelworkers of America under a contract signed in May 1996, which expires on May 31, 2001, with a provision to reopen the contract for wages but not other benefits or work conditions after May 31, 1999. The other two agreements expire in 2000. Management considers its relationship with its employees to be good.

                               FOREIGN OPERATIONS

Steel conducts no manufacturing operations outside the United States. Export sales to destinations outside the United States were approximately $33.8 million, $58.1 million, and $50.0 million for the years 1998, 1997, and 1996, respectively.

                                  ENVIRONMENTAL

Steel's operating activities are governed by numerous environmental laws, which are regulated by state and federal agencies. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.

RELATIONSHIP OF FEDERAL AND STATE REGULATION. The United States Environmental Protection Agency (EPA) is responsible for implementing and enforcing federal environmental laws. In Texas, the environmental regulatory agency is the Texas Natural Resource Conservation Commission (TNRCC). Most federal environmental statutes expressly provide for state assumption of responsibility when the state can demonstrate that its program is as stringent as the federal program; however, the EPA retains authority to enforce the program if the state fails to do so. Texas is authorized to implement the federal hazardous waste program under the Resource Conservation and Recovery Act (RCRA), the federal air quality program under the Clean Air Act, and the federal water quality program under the Clean Water Act. In addition, Texas has state environmental programs that supplement and operate independently of the federal environmental programs.

AIR quality is governed by the federal Clean Air Act and the Texas Clean Air Act. The Texas State Implementation Plan implements, maintains, and enforces the federal air quality programs. The TNRCC rules implementing Title V of the federal Clean Air Act require subject sources to apply for a general operating permit. As required, Steel has submitted an abbreviated application for a general operating permit. The TNRCC set July 22, 1999, as the deadline for subject sources within the steel industry to submit full Title V applications; this deadline applies to Steel and Steel intends to timely file the application. Once the TNRCC issues Steel a Title V general operating permit, Steel will have additional recordkeeping obligations.

Emission sources at Steel's facilities are currently regulated by a combination of individual state permit limitations and statewide standards. Sources which existed before the implementation of the state permitting requirements are registered with the TNRCC as "grandfathered sources" and are not required to obtain a state permit. If, however, a grandfathered source is modified in a manner that increases the amount or changes the character of air contaminants emitted into the atmosphere, it becomes subject to the state permitting requirements. Steel is presently in substantial compliance with the conditions of its state permits and applicable standards.

WATER quality is governed by the federal Clean Water Act and the state Water Code. On September 14, 1998, EPA authorized the State of Texas to implement the National Pollutant Discharge Elimination System (NPDES) through its state program, the Texas Pollutant Discharge Elimination System (TPDES). Before delegation, Steel was required to have two separate permits to discharge wastewater from each of its outfalls: an NPDES permit issued by the EPA and a wastewater discharge permit issued by the TNRCC. After delegation, Steel continues to be required to have both permits until they are consolidated in a permit renewal or permit amendment process into a single TPDES permit. Steel is also required to have an NPDES permit to discharge storm water that is not commingled with wastewater. Steel's storm water discharges are permitted through the EPA's NPDES General Permit for Storm Water Discharges Associated With Industrial Activities. The EPA will continue to administer this permit until it expires on September 29, 2000, before which time, Steel will need to renew the permit with the TNRCC.

Steel's NPDES permit was renewed on August 28, 1998, for a five-year term. In Steel's renewal NPDES permit, EPA modified the lead limitations at Steel's major process discharge to be consistent with the Texas Surface Water Quality Standards for dissolved lead, which favorably addressed Steel's challenge to its former NPDES permit. In addition, EPA removed from Steel's renewal NPDES permit the whole effluent toxicity (WET) limits at Steel's major process discharge that it had initially proposed to include in the permit. EPA took this latter action pursuant to the Settlement Agreement that EPA and Steel entered on March 4, 1998, in partial settlement of Steel's Petition for Review of the WET test method rule that EPA had adopted.

Steel's state wastewater discharge permit was amended effective September 14, 1998, to revise the lead limitations at its major process discharge to be consistent with the Texas Surface Water Quality Standards for dissolved lead. On January 8, 1999, the TNRCC issued Steel another amended permit that further modified these lead limitations to be the same as those in Steel's NPDES permit. Steel recently submitted an application to the TNRCC to renew and further amend its state wastewater discharge permit, which will expire August 1, 1999. The TNRCC will issue Steel a TPDES permit that will consolidate Steel's state and federal permits.

SOLID AND HAZARDOUS WASTE management is governed by the Texas Solid Waste Disposal Act and RCRA. The TNRCC has primary responsibility for implementing and enforcing the federal law through the state program.

Solid waste, some of which is now classified as hazardous, has been generated by Steel since it began operation. As with similar mills in the industry, Steel's EAF generates dust containing lead, chromium, and cadmium. Until 1988, Steel disposed of the EAF dust and other wastes in onsite management units. Hazardous wastes, and most nonhazardous wastes, are now shipped off site to commercial facilities for disposal or reclamation. EAF dust has been recycled for metals recovery since 1991.

In the past, Steel operated solid waste management units for the storage and disposal of nonhazardous and hazardous wastes. These sites include: (1) two closed RCRA landfills; (2) two former RCRA units that were clean-closed or closed as nonhazardous waste units and no longer require monitoring; and (3) one unit that predates RCRA which was closed as a nonhazardous landfill, with certification of closure submitted to the TNRCC in December 1998. The two RCRA units require a post-closure care permit; the application is pending with the TNRCC. The permit will specify the amount of financial assurance required for post-closure care and what, if any, corrective action is required to address Steel's remaining non-RCRA solid waste management units. Steel estimates the actual cost of RCRA post-closure care to be approximately $310,000.

ITEM 2.        PROPERTIES

Steel conducts its operations at facilities on a 2,000-acre site in East Texas. The original facilities, constructed in the 1940's and 1950's have been expanded and modernized, and include two electric-arc furnaces (EAF) equipped with oxy-fuel burners with a combined capacity of approximately 575,000 ingot tons per year; two rolling mills, a "two-high" mill that rolls the EAF ingots into slabs and a "four-high" single stand reversing Steckel mill that produces flat rolled coils; coil slitting and handling equipment; two pipe welding mills; seven draw benches, including the largest specialty tubing drawbench in the United States; heat treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which tubular goods are threaded and couplings are applied; and various support facilities including a shortline railroad and other transportation and storage facilities. Steel's and Lone Star's headquarters are located in leased facilities in Dallas, Texas.

Steel's annual rated capacity approximates 480,000 slab tons, 1,400,000 flat rolled tons, and 1,000,000 welded pipe tons. Steel has access through marketing arrangements and agreements with alliance mills which provide additional oilfield pipe capacity of approximately 250,000 tons. In 1998, the specialty tubing facilities operated near 80% of capacity. The rolling mills and pipe mills generally operated at approximately 50% of capacity, while the EAF's operated at about 30% of capacity.

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

ITEM 3.        LEGAL PROCEEDINGS

Management does not believe, based upon analysis of known facts and circumstances and reports from legal counsel, that any pending legal proceeding will have a material adverse effect on the financial condition of Lone Star and its subsidiaries taken as a whole.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

Lone Star's Common Stock trades on the New York Stock Exchange under the symbol LSS. The following table summarizes the range of trading prices by quarter for the last two years (in $):

                            First          Second           Third           Fourth
                           -------         ------         --------         -------
1998       High            33 7/16         25 1/8         16 15/16          13 1/4
           Low              23 1/8         14 3/4            8 7/8           8 5/8
1997       High                 22         28 5/8           52 1/2         59 3/16
           Low              15 3/8             18         27 13/16          22 1/4

As of January 31, 1999, Lone Star had approximately 3,800 common shareholders of record. Lone Star has paid no dividends on its Common Stock since becoming a public company.

During 1998, Lone Star purchased 110,000 shares of its common stock to be used as treasury stock under a Board of Directors approved plan to buy up to 1 million common shares.

ITEM 6.        SELECTED FINANCIAL DATA

                                                              ($ in millions, except share and employee data)
                                                     1998         1997            1996           1995          1994
                                                     ----         ----            ----           ----          ----
Oilfield products revenues                         $255.6        $454.1        $371.0           $241.6       $196.6
Specialty tubing products revenues                  123.2         129.0         109.8            115.2         94.8
Flat rolled and other tubular revenues               53.6          71.2          68.2             69.0         65.6
                                                   ------         ------       ------           ------       ------
   Total revenues                                   432.4         654.3         549.0            425.8        357.0

Gross earnings                                        4.4          64.2          48.2             26.2         12.8
Special charges                                     (14.5)          -             -                -             -
Selling, general, and administrative expenses       (20.0)        (19.6)        (16.4)           (14.6)       (16.2)
                                                   ------         ------       ------           ------       ------
Operating earnings (loss)                           (30.1)         44.6          31.8             11.6         (3.4)
Interest income                                       2.0           3.0           4.4              5.8          4.3
Interest expense                                     (4.0)         (6.6)         (6.8)            (8.7)        (8.2)
Other income (expense)                               (0.2)          0.3          (0.1)             2.4          2.5
Minority interest in Steel                            -              -           (3.8)            (1.5)         1.0
Income tax                                            -            (0.9)         (0.6)              -             -
                                                   ------         ------       ------           ------       ------
Earnings (loss) from continuing operations          (32.3)         40.4          24.9              9.6         (3.8)
Earnings (loss) from continuing operations
   per common share - diluted                       (1.43)         1.83          1.19             0.46        (0.19)

Net earnings (loss)                                 (24.9)         53.7          24.9              9.6          1.2
Net earnings (loss) per common share - diluted     $(1.10)       $ 2.44        $ 1.19           $ 0.46       $(0.04)
Common shares used for diluted EPS                   22.5          22.1          20.9             20.6         20.4

Current assets                                     $152.9        $207.2        $206.6           $194.5       $180.8
Total assets                                        335.8         405.8         396.0            357.7        345.7

Current liabilities                                  41.4          81.3          74.7             53.5         53.4
Total liabilities                                   146.7         188.1         267.2            255.5        249.6

Shareholders' equity                               $189.1        $217.7        $128.8           $102.2       $ 96.1

Shares outstanding (millions)                        22.5          22.5          20.7             20.5         20.4

Capital expenditures                               $ 17.6        $ 34.7        $ 20.0           $ 14.9       $  7.0
Depreciation and amortization                      $ 15.8        $ 14.3        $ 11.8           $ 11.4       $ 11.4
Active employees                                      938         2,044         1,941            1,696        1,592

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

                                    OVERVIEW

Lone Star's revenues are derived from Steel's three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services.

PRODUCTS AND MARKETS. The oilfield products business includes the manufacture, marketing and sales of OCTG, the casing and tubing used in oil and gas well drilling and production, and line pipe that is used to gather and transport oil and gas from the well site to storage or refining facilities. Steel is one of the largest domestic producers and suppliers of OCTG, based on data compiled by the American Iron & Steel Institute. Historically, OCTG has represented approximately three-fourths of Steel's oilfield products volume as measured in tonnage, and exports have ranged from approximately 7% to 9% of this segment's shipments during the last three years.

Demand for oilfield products is generally affected by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. A key indicator of domestic demand is the average number of drilling rigs operating in the United States. According to Baker Hughes, the average United States rig counts in 1998, 1997, and 1996 were 827, 943, and 779, respectively. However, the decline in drilling activity accelerated in the second half of 1998 and by year-end only 621 rigs were active compared to 1,007 at the end of 1997. Steel's open orders for OCTG at December 31, 1998 were down 78% from the prior year due to the decline in drilling activity and high industry-wide OCTG inventories. Demand is also affected by the amount of oilfield products imported into this country as well as available industry inventories. Imported OCTG accounted for approximately 24% of the apparent supply available to the domestic OCTG market during 1998, 16% during 1997, 14% during 1996 and 1995, as compared to 24% in 1994. The level of imported OCTG increased during 1998 due to dislocations of inventories from certain foreign competitors whose traditional markets were encroached upon by other foreign manufacturers, particularly those subject to U.S. trade tariffs, as global drilling activity declined. A reduction of imported OCTG in the 1995 to 1997 period from levels experienced in the 1992 to 1994 period resulted from the imposition of protective tariffs on certain foreign countries in 1995. These trade tariffs, which were intended to promote an equitable trade environment, remained in effect during 1998.

The effect of available inventory was significant last year as new mill production of OCTG was largely displaced during the second half of the year by consumption of excess industry wide inventories. The volatility of oil and gas prices creates uncertainty with respect to the timing and extent of activity in the energy sector. This affects customer confidence in the longer term outlook for energy prices and directly affects drilling activity. Consequently, domestic markets deteriorated in 1998 as oil and gas prices declined to levels that did not justify additional exploration and production spending. Substantial uncertainty exists regarding the future levels of oil and gas prices and related drilling activity. Therefore, no assurance can be given regarding the extent of future demand for Steel's OCTG products.

Steel's specialty tubing products segment includes two product groups: Drawn Over Mandrel (DOM) tubing and as-welded tubing. Specialty tubing consists of a wide array of high-quality, custom-made steel tubular products requiring critical tolerances, precise dimensional control, and special metallurgical properties. These products are used in the further manufacture of automotive, construction, and other industrial equipment such as hydraulic cylinders, stabilizer tubes and intrusion tubes, and machine parts.

Specialty tubing is used in a wide range of industrial applications and, therefore, demand is sensitive to general economic conditions. Demand decreased during 1998 and open orders were down 28% at year-end as compared to year-end 1997. International shipments were lower in 1998 due to lower economic activity in certain Asian countries. Also, orders for specialty tubing used as hydraulic cylinders were lower due to reduced demand for construction equipment in certain Asian countries and decreased domestic agricultural equipment demand. International shipments of DOM specialty tubing were 19%, 26%, and 19% of shipments in 1998, 1997, and 1996, respectively.

Steel's participation in the flat rolled steel commodity market is generally concentrated in the southwestern region of the United States and is affected by factors such as price, capacity utilization, and raw material costs. Flat rolled steel produced by Steel is primarily used by Steel in the manufacture of tubular products, but is also sold to customers for the manufacture of a variety of commercial and industrial products. Flat rolled steel is sold in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions. Due to an influx of inexpensive imported flat rolled steel during 1998, markets for flat rolled steel experienced excess supply and lower pricing. As a result, Steel's shipment volumes were down in 1998. However, preliminary antidumping tariffs on certain foreign countries were imposed shortly after year-end which should provide some relief to domestic markets.

MANUFACTURING. The manufacture of Steel's products is capital intensive. Utilization rates declined significantly during 1998 at Steel's manufacturing facilities. Operations of certain facilities were curtailed for significant periods during the second half of 1998. The level of production volume through Steel's various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of raw materials, including scrap steel, steel slabs, coils, electricity, and natural gas. Steel has entered into certain marketing alliances and manufacturing arrangements with unrelated companies involving the marketing of their products and processing of flat rolled steel provided by Steel into tubular products which provides Steel access to additional manufacturing capacity.

                              RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of earnings are as follows:

                                                                    ($ in millions)
                                                         1998             1997               1996
                                                   ---------------- ---------------- ----------------
                                                      $       %        $       %          $       %
                                                   ------   ----    ------   ----      ------   ----
Oilfield products revenues                          255.6     59     454.1     69       371.0     68
Specialty tubing products revenues                  123.2     29     129.0     20       109.8     20
Flat rolled steel and other tubular revenues         53.6     12      71.2     11        68.2     12
                                                   ------   ----    ------   ----      ------   ----
Consolidated net revenues                           432.4    100     654.3    100       549.0    100
                                                   ------   ----    ------   ----      ------   ----
                                                   ------   ----    ------   ----      ------   ----

Shipments of products by segment are as follows:

                                                                                 (in tons)
                                                                      1998          1997            1996
                                                                  ---------      ---------       ---------
Oilfield products                                                   372,500        632,600         545,300
Specialty tubing products                                           111,900        119,800         101,500
Flat rolled steel and other tubular products                        144,700        194,100         195,800
                                                                  ---------      ---------       ---------
Total tons shipped                                                  629,100        946,500         842,600
                                                                  ---------      ---------       ---------
                                                                  ---------      ---------       ---------

1998 COMPARED WITH 1997

NET REVENUES of $432.4 million were 33.9% lower than 1997. Net revenues from oilfield products declined 43.7% to $255.6 million in 1998. Shipment volumes and prices were down from 1997 levels 41.1% and 4.4%, respectively. Demand for Steel's OCTG decreased as drilling activities declined precipitously in the second half of 1998. The average rig count was down 116 to 827 in 1998 with only 621 rigs operating at year-end, compared to 1,007 at the end of 1997. Demand was also detrimentally impacted as new mill production was replaced by the consumption of excess industry wide OCTG inventories. Also, demand declined due to increased competition from imported OCTG which grew to 24% of the apparent supply available to the domestic market from 16% in 1997.

Specialty tubing products revenues decreased by 4.5% to $123.2 million from lower shipment volumes with slightly higher prices. Shipment volumes were down 6.6% due to reduced sales for hydraulic cylinder applications in agricultural and construction related equipment and reduced international sales to certain Asian countries.

Flat rolled steel and other tubular products revenues were down 24.7% to $53.6 million. Shipments were 25.4% lower due to a dramatic increase in inexpensive imported foreign coils during 1998 that resulted in an excess supply of flat rolled steel in domestic markets.

GROSS EARNINGS decreased from $64.2 million in 1997 to $4.4 million in 1998 due to reduced shipment volumes in all products coupled with lower prices for oilfield products and slightly higher prices for specialty tubing products. Also, significantly decreased production volumes negatively impacted gross margins as fixed and semi-fixed costs were absorbed by fewer units of production.

SPECIAL CHARGES. In response to late 1998 and expected 1999 market conditions, Steel has restructured and downsized its operations. The lower operating rates resulted in the need to reduce employment levels and initiate other actions. As a result of these actions, special charges of $14.5 million have been recognized in the 1998 consolidated statement of operations, which include the following items in millions:


     Write-down of property, plant, and equipment and related supplies to fair value         $ 8.1
     Renegotiated or cancelled contractual obligations                                         4.4
     Employee severance cost ($1.1 million of which has been paid)                             2.0
                                                                                           -------
                Total special charges                                                        $14.5

Certain facilities are expected to permanently reduce or eliminate their operations, relying instead on alternative production or procurement methods. This includes a reduction in the production level of the electric-arc furnace steelmaking facilities, with heavier reliance to be placed on purchased steel in coil and slab form. Additionally, some finishing processes and infrastructure utility services have or are expected to be permanently abandoned and be completely replaced through outside procurement. These actions triggered an assessment of the recoverability of the asset carrying costs and the resulting recognition of an impairment loss. The determination of the impairment loss was based on an evaluation of future cash flows from operation of the steelmaking facilities and estimated salvage values of the steelmaking facilities and those facilities to be abandoned. The net book value of these assets, which included property, plant and equipment supplies inventory, totaled $12.6 million, of which $8.1 million is included in the special charges.

Certain existing supplier contracts are also being renegotiated or cancelled to accommodate the lower operating levels. Estimated costs of $4.4 million associated with renegotiating or cancelling these obligations that will provide no future benefit have been included in the special charges and accrued at December 31, 1998.

Steel has terminated employees or identified certain positions for elimination as of December 31, 1998. Payments made to terminated employees are based on Steel's standard severance package. Total employee severance costs included in special charges totaled $2.0 million, of which $1.1 million had been paid by December 31, 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES increased 2.0% to $20.0 million due primarily to continued higher spending related to year 2000 readiness initiatives partially offset by lower selling expenses.

INTEREST INCOME decreased from $3.0 million in 1997 to $2.0 million in 1998 due to lower average interest rates on invested cash, short-term investments and marketable securities.

INTEREST EXPENSE decreased from $6.6 million in 1997 to $4.0 million in 1998 due to the conversion of Lone Star's $50.0 million principal amount 8% convertible subordinated debentures into common stock in August of 1997. Also, Steel's revolving credit facility during 1998 had lower average interest rates which were offset by higher average borrowings than in 1997.

OTHER EXPENSE. During 1998, other expense of $0.2 million was primarily related to write-off of prepaid bank fees on the restructuring of Steel's revolving credit facility partially offset by gains from nonrecurring miscellaneous items. In 1997 other income of $0.3 million consisted of nonrecurring miscellaneous items.

LOSS FROM CONTINUING OPERATIONS of $32.3 million, or $1.43 per diluted share, included $14.5 million, or $.65 per diluted share, in special charges. Excluding special charges, the loss from continuing operations was $17.8 million, or $.78 per diluted share, compared to 1997 earnings from continuing operations of $40.4 million, or $1.83 per diluted share. The loss was due to lower shipment volumes for all products, particularly oilfield products, coupled with lower prices for oilfield products partially offset by slightly higher prices for specialty tubing products. Also, significantly decreased production volumes negatively impacted operating margins as fixed and semi-fixed costs were absorbed by fewer units of production.

EXTRAORDINARY ITEM of $7.4 million, or $.33 per diluted share, was realized on the gain from cancellation of all future obligations under the Coal Industry Retiree Health Benefit Act of 1992 (Act). During 1997 extraordinary items totaling a net gain of $0.9 million, or $.04 per diluted share, consisted of a gain of $2.0 million for the downward adjustment of obligations under the Act, partially offset by an extraordinary prepayment charge of $1.1 million on the refinancing of Steel's credit facility.

NET LOSS of $24.9 million, or $1.10 per diluted share, included special charges of $14.5 million which were reflected in the loss from continuing operations of $32.3 million, or $1.43 per diluted share, and partially offset by an extraordinary gain of $7.4 million, or $.33 per diluted share.

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

INTEREST EXPENSE of $6.6 million was $0.2 million less than 1996 due to the conversion of Lone Star's $50.0 million subordinated debentures at the end of August into 2.1 million shares of Lone Star's common stock.

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

                        FINANCIAL CONDITION AND LIQUIDITY

At December 31, 1998, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities totaling $33.0 million.

Also at year-end, Steel had a $100.0 million revolving credit facility, under which it had $46.0 in borrowings and $12.4 million in availability after reduction for borrowings and outstanding letters of credit. Under this facility, Steel could borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. The total available borrowing base was $58.4 million at December 31, 1998. Interest was payable under one of two rate options: at the London Inter Bank Offer Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate plus 0.75%. At December 31, 1998, the rate was 8.28% and was indexed at 2.75% over LIBOR. The rate was 6.47% at December 31, 1997. Steel also paid an indexed rate on the unused portion of the credit facility, which was 0.50% per annum at December 31, 1998. The term of the agreement was through October 2002. The loan was secured by Steel's assets other than real estate.

As a result of Steel's operating environment and resulting losses, the revolving credit agreement was amended in December 1998 to provide for the aforementioned borrowing base provisions, adjust the interest rate index and to amend various restrictive financial covenants contained in the agreement.

This $100.0 million credit facility replaced another $75.0 million credit facility from other lenders in October 1997. In connection with early termination of the $75.0 million credit facility, a prepayment fee of $1.1 million was incurred and recognized as an extraordinary loss in the 1997 consolidated statement of operations.

On March 16, 1999, Steel refinanced its revolving credit facility with a new three year $90.0 million revolving line of credit and a three year $10.0 million term loan with a new lender. The new revolving credit facility is similar to the refinanced facility in that Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. However, the borrowing capacity is increased under the new facility due to higher borrowing base percentages and less restrictive limitations on the inventory portion of the borrowing base. As of March 16, 1999, the total available borrowing base including the term loan was approximately $83.3 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

The loan agreements contain various restrictive covenants which require Steel to meet specified quarterly financial ratios, including cash flow and net worth measurements, which Steel anticipates achieving. Steel's ability to incur additional indebtedness is also restricted under the agreements.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings under Steel's revolving credit facility and from Lone Star. Steel believes that its borrowing capacity under the revolving credit agreement will provide the liquidity necessary to fund its cash requirements during 1999.

Steel's operations are subject to restrictive environmental compliance and permitting requirements of various governmental agencies that include the TNRCC and the EPA. Steel believes that the cost of maintaining compliance with environmental requirements will fall within its contemplated operating and capital expenditure plans, averaging $1 - $2 million annually in the foreseeable future.

Lone Star has no direct business operations other than Steel or significant sources of cash other than from short-term investments or the sale of securities. Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost- sharing agreement with Steel. Under Steel's new revolving credit agreement, Lone Star's operating costs and Steel's portion of Lone Star's consolidated taxes are the only funds that can be distributed to Lone Star.

Lone Star believes that reimbursements by Steel for most of its operating costs and funds generated by cash and investments will be adequate to fund its cash requirements during 1999.

YEAR 2000. In order to prepare Lone Star and Steel for the Year 2000, a plan has been implemented detailing a process to ensure that its various computer systems are or become Year 2000 compliant. This plan encompasses three primary areas: business systems (both hardware and software), communications equipment, and manufacturing equipment. The various stages in this process include assessment (identifying systems which need change), remediation (making changes in the software or hardware), verification (testing the changes), and implementation of the Year 2000 compliant systems. Software applications for the business systems were substantially completed through the verification stage at year-end and implementation is scheduled to be completed during the first quarter of 1999. The hardware applications related to business systems and the communication equipment have been completed through the verification stage and substantially implemented at the end of 1998, with complete implementation expected by the end of the first quarter 1999. Approximately half of the manufacturing equipment had been assessed at year-end 1998, with no changes required. The remaining assessment is expected to be completed by April 1999 and, although no changes are expected to be necessary, remediation, verification and implementation processes will be developed at that time if needed.

This plan also entails assessing certain Year 2000 risks related to third party relationships through communications with key suppliers and customers. The processes described above will be performed on identified third party issues that are correctable. For those suppliers and customers that may be identified as a concern, such concerns will be addressed in Lone Star and Steel's contingency plan. Lone Star and Steel have not identified the "most reasonably likely worst case Year 2000 scenarios"; however, risks identified through the process described above will be analyzed and evaluated. A contingency plan will be developed in the second quarter of 1999 on how those identified risks will be handled. The cumulative costs incurred through December 31, 1998 to achieve Year 2000 compliance are approximately $1.2 million, and are estimated to total $1.5 million upon completion in 1999.

                           FORWARD-LOOKING INFORMATION

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lone Star and its subsidiaries do not invest in commodities or foreign currencies. Lone Star's investments in cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are held to maturity. Therefore, interest rate risk is not considered to be material. Information regarding Lone Star's investments is included in Note A to the consolidated financial statements.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                              Page
                                                                              ----
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants . . . . . . . . . . . . . . . .         18
Consolidated Statements of Earnings,
   for the years ended December 31, 1998, 1997, and 1996  . . . . . . .          19
Consolidated Balance Sheets at December 31, 1998 and 1997 . . . . . . .          20
Consolidated Statements of Shareholders' Equity
  at December 31, 1998, 1997, 1996, and 1995 . . . . . . . . . . . . . .         21
Consolidated Statements of Cash Flows,
   for the years ended December 31, 1998, 1997, and 1996  . . . . . . .          22
Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .         23
Schedule I - Condensed Financial Information of Registrant . . . . . . .         35
Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . .         36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Lone Star Technologies, Inc. (Lone
Star):

We have audited the accompanying consolidated balance sheets of Lone Star (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the three years ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of Lone Star's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               /s/ARTHUR ANDERSEN LLP

Dallas, Texas,
    January 22, 1999, except with respect
    to Note F as to which the date is
    March 16, 1999.

                          LONE STAR TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                            For the Years Ended December 31,
                                                                       -----------------------------------------
                                                                             1998           1997           1996
                                                                       -----------------------------------------
Net revenues                                                              $ 432.4        $ 654.3        $ 549.0
Cost of goods sold                                                         (428.0)        (590.1)        (500.8)
                                                                       -----------------------------------------
  Gross earnings                                                              4.4           64.2           48.2
  Special charges                                                           (14.5)             -              -
Selling, general and administrative expenses                                (20.0)         (19.6)         (16.4)
                                                                       -----------------------------------------
  Operating earnings (loss)                                                 (30.1)          44.6           31.8
Interest income                                                               2.0            3.0            4.4
Interest expense                                                             (4.0)          (6.6)          (6.8)
Minority interest in Steel                                                      -              -           (3.8)
Other income (expense)                                                       (0.2)           0.3           (0.1)
                                                                       -----------------------------------------
  Earnings (loss) from continuing operations before income tax              (32.3)          41.3           25.5
Income tax                                                                      -           (0.9)          (0.6)
                                                                       -----------------------------------------
  Earnings (loss) from continuing operations                                (32.3)          40.4           24.9
Extraordinary items                                                           7.4            0.9              -
                                                                       -----------------------------------------
  Earnings (loss) before gain from discontinued operations                  (24.9)          41.3           24.9
Gain from discontinued operations                                               -           12.4              -
                                                                       -----------------------------------------
  NET EARNINGS (LOSS)                                                     $ (24.9)       $  53.7        $  24.9
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

PER COMMON SHARE - BASIC:

  Net earnings (loss) from continuing operations                          $ (1.43)       $  1.88        $  1.21
  Extraordinary items                                                        0.33           0.04              -
  Gain from discontinued operations                                             -           0.58              -
                                                                       -----------------------------------------
  NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                    $ (1.10)       $  2.50        $  1.21

PER COMMON SHARE - DILUTED:

  Net earnings (loss) from continuing operations                          $ (1.43)       $  1.83        $  1.19
  Extraordinary items                                                        0.33           0.04              -
  Gain from discontinued operations                                             -           0.57              -
                                                                       -----------------------------------------
  NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                    $ (1.10)       $  2.44        $  1.19
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                            December 31,
                                                                      -----------------------
                                                                          1998        1997
                                                                      -----------------------
     ASSETS
      CURRENT ASSETS:
        Cash and cash equivalents                                        $ 20.9       $ 14.2
        Short-term investments                                              3.1          6.3
        Accounts receivable, net                                           36.3         80.1
        Current inventories, net                                           88.9        102.1
        Other current assets                                                3.7          4.5
                                                                         --------------------
      TOTAL CURRENT ASSETS                                                152.9        207.2

      Marketable securities                                                 9.0         19.0
      Property, plant, and equipment, net                                 157.8        161.4
      Other noncurrent assets                                              16.1         18.2
                                                                         --------------------
     TOTAL ASSETS                                                        $335.8       $405.8
     ----------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------

     LIABILITIES AND SHAREHOLDERS' EQUITY
      LIABILITIES:
        Accounts payable                                                 $ 15.8       $ 50.1
        Accrued liabilities                                                25.6         31.2
                                                                         --------------------
       TOTAL CURRENT LIABILITIES                                           41.4         81.3
                                                                         --------------------

       Revolving credit facility                                           46.0         43.0
       Postretirement benefit obligations                                  41.5         37.8
       Other noncurrent liabilities                                        17.8         26.0
                                                                         --------------------
     TOTAL LIABILITIES                                                    146.7        188.1
                                                                         --------------------

     Commitments and Contingencies (See Note J)                               -            -

     SHAREHOLDERS' EQUITY:
       Preferred stock, $1 par value
          (authorized:  10,000,000 shares, issued:  none)                     -            -
       Common stock, $1 par value

          (authorized:  80,000,000 shares, issued:  23,061,864,
           23,059,864, respectively)                                       23.1         23.1
       Capital surplus                                                    209.9        209.9
       Accumulated other comprehensive loss                               (12.8)        (9.7)
       Retained earnings (deficit)                                        (15.5)         9.4
       Treasury stock (566,116 and 548,616 common shares, respectively)   (15.6)       (15.0)
                                                                         --------------------
     TOTAL SHAREHOLDERS' EQUITY                                           189.1        217.7
                                                                         --------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $335.8       $405.8
     ----------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                                Accumulated
                                                                                   Other           Retained
                                             Common    Capital    Treasury     Comprehensive       Earnings
                                              Stock    Surplus      Stock      Income (Loss)       (Deficit)    Total
                                          ----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                     $20.5     159.5        (0.9)            (7.7)       (69.2)       $102.2
Net earnings                                       -         -           -                -         24.9          24.9
Other comprehensive loss:
    Minimum pension liability adjustment           -         -           -              0.9            -           0.9
                                                                                                                 -----
        Comprehensive income                                                                                      25.8
Employee benefit plan stock issuance             0.2       0.6           -                -            -           0.8
                                          ----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                      20.7     160.1        (0.9)            (6.8)       (44.3)        128.8
Net earnings                                       -         -           -                -         53.7          53.7
Other comprehensive loss:
    Minimum pension liability adjustment           -         -           -             (2.9)           -          (2.9)
                                                                                                                 -----
        Comprehensive income                                                                                      50.8
Conversion of subordinated debentures            2.1      47.2           -                -            -          49.3
Treasury stock purchases                           -         -       (14.1)               -            -         (14.1)
Employee benefit plan stock issuance             0.3       2.6           -                -            -           2.9
                                          ----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                      23.1     209.9       (15.0)            (9.7)         9.4         217.7
Net loss                                           -         -           -                -        (24.9)        (24.9)
Other comprehensive loss:
    Minimum pension liability adjustment           -         -           -             (3.1)           -          (3.1)
                                                                                                                 -----
        Comprehensive loss                                                                                       (28.0)
Treasury stock purchases                           -         -        (1.9)               -            -          (1.9)
Employee benefit plan stock issuance               -         -         1.3                -            -           1.3
                                          ----------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                     $23.1     209.9       (15.6)           (12.8)       (15.5)       $189.1
                                          ----------------------------------------------------------------------------

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                                           For the Years Ended December 31,
                                                                    -----------------------------------------
                                                                          1998           1997           1996
                                                                    -----------------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                                     $ 14.2         $ 27.3         $ 40.0
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net earnings (loss)                                                   (24.9)          53.7           24.9
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:

   Gain on sale of discontinued operations                                   -          (12.4)             -
   Depreciation and amortization                                          15.8           14.3           11.8
   Extraordinary item - UMWA liability                                    (7.4)          (2.0)             -
   Special charges - write-down of assets                                  8.1              -              -
   Minority interest in Steel                                                -              -            3.8
   Accounts receivable, net                                               43.8           (0.1)         (15.8)
   Current inventories, net                                               13.2          (25.7)         (20.7)
   Accounts payable and accrued liabilities                              (39.9)           6.9           22.2
   Other                                                                  (0.1)          (8.8)          (6.6)
                                                                    -----------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                        8.6           25.9           19.6
                                                                    -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                  (17.6)         (34.7)         (20.0)
   Short-term investments                                                  3.2           13.8           12.5
   Proceeds from sale of discontinued operations                             -           12.4              -
   Marketable securities                                                  10.0            0.8          (19.8)
   Proceeds from sale of assets                                            0.1              -            1.5
                                                                    -----------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                           (4.3)          (7.7)         (25.8)
                                                                    -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Initial borrowings under new revolving credit facility                    -           50.0              -
   Net borrowings (payments) under revolving credit facility               3.0           (7.0)             -
   Net payments under old revolving credit facility                          -          (37.8)          (7.3)
   Installment note repayment                                                -           (0.3)          (1.3)
   Minority interest contributions for preferred stock in Steel              -              -            1.3
   Treasury stock purchases                                               (1.9)         (14.1)             -
   Acquisition of minority interest                                          -          (25.0)             -
   Issuance of common stock                                                1.3            2.9            0.8
                                                                    -----------------------------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 2.4          (31.3)          (6.5)
                                                                    -----------------------------------------

           Net increase (decrease) in cash and cash equivalents            6.7          (13.1)         (12.7)
                                                                    -----------------------------------------

          ENDING CASH AND CASH EQUIVALENTS                              $ 20.9         $ 14.2         $ 27.3
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
   Conversion of subordinated debentures to common stock                $   -          $ 50.0         $    -

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Technologies, Inc. (Lone Star) is a management and holding company whose one principal operating subsidiary, Lone Star Steel Company (Steel), manufactures and globally markets oilfield products to the oil and gas drilling industry, specialty tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets.

ACCOUNTING POLICIES - NOTE A

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Lone Star and its subsidiaries. Intercompany transactions are eliminated in consolidation. Gain from discontinued operations in 1997 relates to the final settlement of the 1993 sale of American Federal Bank (AFB) (see Note K).

CASH, INVESTMENTS, AND MARKETABLE SECURITIES. Lone Star's cash equivalents include highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months. Short-term investments consist of U. S. government and related agencies debt obligations with maturities at purchase greater than three months and up to one year. Marketable securities consist of U. S. government and related agencies debt obligations with maturities at purchase greater than one year and up to two years. Lone Star's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because Lone Star has the intent and ability to hold them to maturity. At December 31, 1998, Lone Star's cash and cash equivalents, short-term investments, and marketable securities, which had a carrying amount that approximated market value, consisted of $33.0 million in U.
S. government and related agencies obligations at amortized cost.

INVENTORIES are stated at the lower of cost (principally last-in, first-out "LIFO") or market value and include raw materials, labor, and overhead.

PROPERTY, PLANT, AND EQUIPMENT are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of depreciable assets. Long-lived assets including property, plant, and equipment are periodically evaluated to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recorded.

INCOME TAXES. Lone Star files a consolidated federal income tax return. Lone Star utilizes an asset and liability approach for financial accounting and income tax reporting. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards and are adjusted whenever tax rates or other provisions of income tax statutes change.

MINORITY INTEREST. In January 1997, all of the outstanding common stock, preferred stock, and warrants held by other shareholders of Steel were purchased by Lone Star, making Steel a wholly owned subsidiary. This acquisition was accounted for under the purchase method of accounting. The results for the year ended December 31, 1996, were adjusted in the consolidated statements of earnings to reflect the participation of minority ownership in Steel's earnings.

USE OF ESTIMATES. Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATIONS. Certain 1997 balances have been reclassified to conform to current year presentation.

CURRENT OPERATING ENVIRONMENT AND BUSINESS SEGMENTS  - NOTE B

Effective January 1, 1998, Lone Star adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to identify their operating segments based upon the internal financial information reported to the company's chief operating decision maker. Lone Star's chief operating decision maker is its Chief Executive Officer (CEO). Financial information reported to the CEO reflects three business segments: oilfield products, specialty tubing products, flat rolled steel and other tubular products, and corporate and other non-segments. The CEO evaluates the performance of each segment based upon operating earnings (loss) as reported in accordance with generally accepted accounting principles and operational data. The accounting policies of the segments are the same as those described in the summary of accounting policies in Note A to the consolidated financial statements except that Lone Star allocates certain assets, capital expenditures, depreciation and other items common to all segments based upon segment revenues or manufacturing costs.

                                                              Years ended December 31,
                                                            ($ in millions; unaudited)
                                                     1998              1997           1996
                                                  ----------        ----------     ----------
OILFIELD PRODUCTS
    Net revenues                                    $ 255.6          $ 454.1         $ 371.0
    Noncash portion of special charges                  4.5              -               -
    Operating earnings (loss)                         (17.2)            36.1            17.2
    Identifiable assets                               170.8            238.0           208.5
    Capital expenditures                                9.3             22.1             8.7
    Depreciation and amortization                       8.9              9.0             8.1

SPECIALTY TUBING PRODUCTS
    Net revenues                                    $ 123.2          $  129.0        $ 109.8
    Noncash portion of special charges                  3.1              -               -
    Operating earnings (loss)                          (4.6)             12.3           17.7
    Identifiable assets                               110.9             103.4           83.3
    Capital expenditures                                8.1              12.2           11.0
    Depreciation and amortization                       6.0               4.6            2.9

FLAT ROLLED AND OTHER TUBULAR PRODUCTS
    Net revenues                                    $  53.6          $   71.2        $  68.2
    Noncash portion of special charges                  0.5               -              -
    Operating loss                                     (4.9)             (1.1)          (1.6)
    Identifiable assets                                16.3              20.4           23.1
    Capital expenditures                                0.2               0.4            0.3
    Depreciation and amortization                       0.9               0.7            0.8

CORPORATE AND OTHER NON-SEGMENTS
    Net revenues                                    $    -           $    -          $     -
    Operating loss                                     (3.4)            (2.7)           (1.5)
    Identifiable assets                                37.8             44.0            81.1

CONSOLIDATED TOTALS FROM CONTINUING OPERATIONS
    Net revenues                                    $ 432.4          $ 654.3         $ 549.0
    Operating earnings (loss)                         (30.1)            44.6            31.8
    Total assets                                      335.8            405.8           396.0
    Capital expenditures                               17.6             34.7            20.0
    Depreciation and amortization                      15.8             14.3            11.8

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

Sales of oilfield products are greatly impacted by the level of domestic oil and gas drilling, which in turn is primarily dependent on oil and natural gas prices. Because of the volatility of oil and gas prices and drilling activity as well as other factors, such as competition from foreign imports, demand for these steel products can be subject to significant fluctuations.

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

The corporate segment is responsible for financial operations including investing and managing financial assets, financing of product purchases, shareholder relations, and assessing and evaluating strategic alternatives.

Steel's primary manufacturing facilities are located in East Texas. Raw materials and supplies, principally steel slabs and steel coils used in the manufacture of Steel's products have historically been readily available from various competitive sources. The manufacture of Steel's products uses several common facilities and shares administrative support. Accordingly, the segment information contains certain costs and assets which are allocated and may not reflect each line of business as if it were operated separately.

Steel's principal market is domestic, although sales are also made into international markets. The majority of sales of tubular products occur through networks of sales distributors, although some tubular product sales and most flat rolled steel sales are made directly to end users. Sales to the largest oilfield products customer were $29.9 million or approximately 7% of net revenues in 1998, $83.1 million or 13% in 1997, and $53.2 million or 10% in 1996. Sales to another significant customer of flat rolled steel and other tubular products were $43.3 million or 10%, $53.3 million or 8%, and $49.1 million or 9% of net revenues for 1998, 1997, and 1996, respectively. Direct foreign revenues as a percent of total revenues were approximately 8% of the total in 1998 and 9% in 1997 and 1996.

Of Steel's total active labor force, 52% are represented by three collective bargaining agreements. The majority of union workers are represented by the United Steelworkers of America under a contract signed in May 1996, which expires on May 31, 2001, with a provision to reopen the contract for wages but not other benefit or work conditions after May 31, 1999. The two other agreements expire in 2000.

For the year ended December 31, 1998, Lone Star had net sales of $432.4 million and an operating loss of $30.1 million, which included $14.5 million of special charges. This compares to net sales of $654.3 million and an operating profit of $44.6 million for 1997. The most significant reason for these declines was the decrease in demand for oilfield products, which was driven by a decrease in the number of domestic rigs drilling for oil and natural gas during 1998. At year-end, 621 rigs were active compared to 1,007 at the end of 1997. Steel's open orders for OCTG at December 31, 1998, were down 78% from the prior year due to the decline in drilling activity and high industry-wide OCTG inventories. This reduced drilling activity was principally caused by declining crude oil prices that reached recent historic lows in late 1998 and lower gas prices. In addition, demand decreased for specialty tubing products and flat rolled steel due to reduced demand for specialty tubing in certain Asian economies and increased competition from an influx of inexpensive foreign coils into the domestic market. Substantial uncertainty exists regarding the future levels of oil and gas prices and related drilling activity. Therefore, no assurance can be given regarding the extent of future demand for Steel's OCTG products, or that profitability can be achieved until these markets improve.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings under Steel's revolving credit facility (Note F) and from Lone Star. Steel believes that its borrowing capacity under the revolving credit agreement will provide the liquidity necessary to fund its cash requirements during 1999.

Lone Star has no direct business operations other than Steel or significant sources of cash other than from short-term investments or the sale of securities. Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost-sharing agreement with Steel. Under Steel's new revolving credit agreement, Lone Star's operating costs and Steel's portion of Lone Star's consolidated taxes are the only funds that can be distributed to Lone Star.

Lone Star believes that reimbursements by Steel for most of its operating costs and funds generated by cash and investments will be adequate to fund its cash requirements during 1999.

SPECIAL CHARGES - NOTE C

In response to late 1998 and expected 1999 market conditions, Steel has restructured and downsized its operations. The lower operating rates resulted in the need to reduce employment levels and initiate other actions. As a result of these actions, special charges of $14.5 million have been recognized in the 1998 consolidated statement of operations, which include the following items in millions:


    Write-down of property, plant, and equipment and related supplies to fair value           $  8.1
    Renegotiated or cancelled contractual obligations                                            4.4
    Employee severance cost ($1.1 million of which has been paid)                                2.0
                                                                                             -------
           Total special charges                                                               $14.5

Certain facilities are expected to permanently reduce or eliminate their operations, relying instead on alternative production or procurement methods. This includes a reduction in the production level of the electric-arc furnace steelmaking facilities, with heavier reliance to be placed on purchased steel in coil and slab form. Additionally, some finishing processes and infrastructure utility services have or are expected to be permanently abandoned and be completely replaced through outside procurement. These actions triggered an assessment of the recoverability of the asset carrying costs and the resulting recognition of an impairment loss. The determination of the impairment loss was based on an evaluation of future cash flows from operation of the steelmaking facilities and estimated salvage values of the steelmaking facilities and those facilities to be abandoned. The net book value of these assets, which included property, plant and equipment supplies inventory, totaled $12.6 million, of which $8.1 million is included in the special charges.

Certain existing supplier contracts are also being renegotiated or cancelled to accommodate the lower operating levels. Estimated costs of $4.4 million associated with renegotiating or cancelling these obligations that will provide no future benefit have been included in the special charges and accrued at December 31, 1998.

Steel has terminated employees or identified certain positions for elimination as of December 31, 1998. Payments made to terminated employees are based on Steel's standard severance package. Total employee severance costs included in special charges totaled $2.0 million, of which $1.1 million had been paid by December 31, 1998.

ADDITIONAL BALANCE SHEET INFORMATION - NOTE D

                                                                            ($ in millions)
                                                                          1998             1997
                                                                          ----             ----
      INVENTORIES
           Finished goods                                              $   30.8          $  40.1
           Work in process                                                 33.1             51.4
           Raw materials                                                   29.2             29.7
           Materials, supplies, and other                                  27.3             27.5
                                                                       --------          -------
                 Total inventories before LIFO valuation reserve          120.4            148.7
           Reserve to reduce inventories to LIFO value                    (23.5)           (37.4)
                                                                       --------          -------
                 Total inventories                                         96.9            111.3
           Amount included in other noncurrent assets                      (8.0)            (9.2)
                                                                       --------          -------
                 Net current inventories                               $   88.9          $ 102.1
                                                                       --------          -------
                                                                       --------          -------
      PROPERTY, PLANT, AND EQUIPMENT
           Land and land improvements                                  $   10.9          $  11.2
           Buildings, structures, and improvements                          6.0             13.3
           Machinery and equipment                                        297.9            291.9
           Construction in progress                                         7.5             26.4
                                                                       --------          -------
                 Total property, plant, and equipment                     322.3            342.8
           Less accumulated depreciation and amortization                (164.5)          (181.4)
                                                                       --------          -------
                 Property, plant, and equipment, net                   $  157.8          $ 161.4
                                                                       --------          -------
                                                                       --------          -------
      OTHER NONCURRENT ASSETS
           Inventory (supplies and spare parts)                        $    8.0          $   9.2
           Other                                                            8.1              9.0
                                                                       --------          -------
                 Total other noncurrent assets                         $   16.1          $  18.2
                                                                       --------          -------
                                                                       --------          -------
      ACCRUED LIABILITIES
           Accrued compensation                                        $    5.9          $   8.4
           Property taxes                                                   5.2              4.1
           Warranty reserves                                                2.0              2.6
           Environmental reserves                                           0.5              2.0
           Pension obligations                                              -                3.0
           Supplier contract reserves                                       4.3              -
           Other                                                            7.7             11.1
                                                                       --------          -------
                 Total accrued liabilities                             $   25.6          $  31.2
                                                                       --------          -------
                                                                       --------          -------
      OTHER NONCURRENT LIABILITIES
           Environmental reserves                                      $   10.9          $  11.1
           UMWA obligations                                                 -                7.3
           Other                                                            6.9              7.6
                                                                       --------          -------
                 Total other noncurrent liabilities                    $   17.8          $  26.0
                                                                       --------          -------
                                                                       --------          -------

The Coal Industry Retiree Health Benefit Act of 1992 ("Act") created a benefit plan fund to provide medical and death benefits to certain United Mine Workers of America ("UMWA") retirees and eligible dependents. A liability had been recorded for the total estimated future payments related to this Act. During 1998, Steel's obligations under the Act were cancelled resulting in a $7.4 million extraordinary gain. During 1997, the estimated UMWA liability was adjusted downward resulting in a $2.0 million extraordinary gain.

Accounts receivable is stated net of allowance for doubtful accounts of $1.4 million both at December 31, 1998 and 1997.

Approximately $110.8 million and $140.8 million of total inventories before LIFO valuation reserves were accounted for on the LIFO basis at December 31, 1998 and 1997, respectively. During 1998, Steel experienced a reduction of inventory which resulted in the depletion of previous inventory LIFO layers, the financial effect of which was not significant to net reported results of operations. Non-LIFO inventories are stated at the lower of average cost or market. The total inventories before LIFO valuation reserves approximates replacement cost of the inventories.

CHANGE IN COMMON SHARES OUTSTANDING - NOTE E

                                                            Treasury
                                              Issued          Stock         Outstanding
                                           -----------     ----------       ------------
Balance, December 31, 1996                  20,683,261       (48,616)        20,634,645
     Employee benefit plans                    316,200           -              316,200
     Subordinated debenture conversion       2,060,403           -            2,060,403
     Treasury share purchases                     -         (500,000)          (500,000)
                                           -----------     ----------       ------------
Balance, December 31, 1997                  23,059,864      (548,616)        22,511,248
     Employee benefit plans                      2,000        92,500             94,500
     Treasury share purchases                     -         (110,000)          (110,000)
                                           -----------     ----------       ------------
Balance, December 31, 1998                  23,061,864      (566,116)        22,495,748
                                           -----------     ----------       ------------
                                           -----------     ----------       ------------

DEBT - NOTE F

YEAR-END BALANCES. Steel's long-term debt of $46.0 million and $43.0 million at December 31, 1998 and 1997, respectively, consisted of borrowings under a $100.0 million revolving credit facility. The fair value of Steel's long-term debt at December 31, 1998 and 1997, approximated the recorded amounts. Under this facility, Steel could borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. The available borrowing base was $58.4 million at December 31, 1998. Interest was payable under one of two rate options: at the London Inter Bank Offer Rate (LIBOR) plus an index which is based on quarterly debt ratio calculations or the institution's prime lending rate plus 0.75%. At December 31, 1998, the rate was 8.28% and was indexed at 2.75% over LIBOR. The rate was 6.47% at December 31, 1997. Steel also paid an indexed rate on the unused portion of the credit facility, which was 0.50% per annum at December 31, 1998. The term of the agreement was through October 2002. The loan was secured by Steel's assets other than real estate.

As a result of Steel's operating environment and resulting losses described in Note B, the revolving credit agreement was amended in December 1998 to provide for the aforementioned borrowing base provisions, adjust the interest rate index and to amend various restrictive financial covenants contained in the agreement.

This $100.0 million credit facility replaced another $75.0 million credit facility from other lenders in October 1997. In connection with early termination of the $75.0 million credit facility, a prepayment fee of $1.1 million was incurred and recognized as an extraordinary loss in the 1997 consolidated statement of operations.

SUBSEQUENT REFINANCING IN 1999. On March 16, 1999, Steel refinanced its revolving credit facility with a new three year $90.0 million revolving line of credit and a three year $10.0 million term loan with a new lender. The new revolving credit facility is similar to the refinanced facility in that Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. However, the borrowing capacity is increased under the new facility due to higher borrowing base percentages and less restrictive limitations on the inventory portion of the borrowing base. As of March 16, 1999, the amount of the total available borrowing base including the term loan was approximately $83.3 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

The loan agreements contain various restrictive covenants which requires Steel to meet specified quarterly financial ratios, including cash flow and net worth measurements, which Steel anticipates achieving. Steel's ability to incur additional indebtedness is also restricted under the agreements, and Steel can repay a $25.0 million loan from Lone Star only if certain conditions are met after March 12, 2002. In addition, Steel's ability to pay cash dividends is prohibited by the agreement. At December 31, 1998, Lone Star's equity in the net assets of Steel was $132.0 million.

Cash paid for interest during 1998, 1997, and 1996 was $5.4 million, $9.4 million, and $7.2 million, respectively. Interest of $0.4 million was capitalized into property, plant, and equipment during 1996.

NET EARNINGS PER SHARE - NOTE G

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share in 1998, 1997, and 1996 were approximately 22.5 million, 21.5 million, and 20.6 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The number of shares used to compute diluted earnings per share in 1998, 1997, and 1996 were approximately
22.5 million, 22.1 million, and 20.9 million, respectively.

INCOME TAXES - NOTE H

There was no current income tax expense in 1998. Current income tax expense was recognized for federal alternative minimum taxes of $0.9 million in 1997 and $0.6 million in 1996. Cash paid for income taxes was $0.3 million in 1998, $1.3 million in 1997, and none in 1996. There was no deferred income tax expense or benefit for 1998, 1997, or 1996. A reconciliation of computed income taxes to actual income taxes follows:

                                                                                   ($ in millions)
                                                                           1998          1997          1996
                                                                         --------      --------      --------
       Earnings (loss) from continuing operations before income tax      $ (32.3)      $  41.3        $   25.5
       Statutory federal income tax rate                                      35%           35%            35%
                                                                         --------      --------      --------
                                                                         --------      --------      --------
       Income tax (benefit) expense at statutory rate                      (11.3)         14.5            8.9
       Minority interest in Steel                                              -             -           (1.3)
       Net operating loss, benefit not recognized (recognized)              11.3         (13.6)          (7.0)
                                                                         --------      --------      --------
           Income taxes (federal alternative minimum tax)                $     -       $   0.9        $   0.6
                                                                         --------      --------      --------
                                                                         --------      --------      --------

The following table discloses the components of the deferred tax amounts at December 31, 1998 and 1997:

                                                                               ($ in millions)
                                                                            1998           1997
                                                                            ----           ----
DEFERRED TAX ASSETS - temporary differences
       Postretirement benefit accruals                                   $  13.5         $  13.0
       Environmental reserves                                                4.0             4.6
       UMWA liability                                                        -               2.7
       Other expense accruals and reserves                                   7.1             7.5
       Inventories                                                           6.0             4.3
       Other                                                                 0.6             0.5
                                                                         -------         -------
           Total deferred tax assets - temporary differences                31.2            32.6
           Net operating loss carryforwards                                 86.0            78.1
           Alternative minimum tax credit carryforward                       1.0               -
                                                                         -------         -------
           Total deferred tax assets                                       118.2           110.7
DEFERRED TAX LIABILITY - temporary difference for basis in
           and depreciation of property, plant, and equipment              (33.3)          (35.7)
                                                                         -------         -------
           Net deferred tax assets                                          84.9            75.0
           Less valuation allowance                                        (84.9)          (75.0)
                                                                         -------         -------
           NET DEFERRED TAX AMOUNT                                       $     -          $    -
                                                                         -------         -------
                                                                         -------         -------

At December 31, 1998, Lone Star had federal tax net operating loss carryforwards (NOL's) of approximately $245.6 million, a portion of which may be related to AFB and subject to an agreement with the Federal Deposit Insurance Corporation
(FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. If not utilized, the NOL's will expire between years 2003 and 2013, and their future availability may be limited if Lone Star or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. Lone Star's common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOL's. Due to these uncertainties regarding possible utilization of NOL's and the sensitivity of Steel's earnings to the level of domestic drilling activity, valuation allowances were recorded to fully reserve the computed net deferred tax assets.

EMPLOYEE BENEFIT PLANS - NOTE I

DEFINED CONTRIBUTION PLANS. Lone Star and Steel have defined contribution plans available to substantially all full-time employees under which participants can make voluntary pretax contributions. For nonbargaining unit employees, Lone Star and Steel make matching contributions within specified limits. Steel makes contributions at rates specified under collective agreements for its bargaining unit employees. Lone Star and Steel contributions totaled $1.3 million in 1998, $1.5 million in 1997, and $0.8 million in 1996.

STOCK OPTION PLAN. Lone Star has a long-term incentive plan which provides for the issuance of up to 2,700,000 shares of common stock to key employees and outside directors through the granting of incentive (the right to grant further incentive options expired in 1995) and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants. The option price is the average of the high and low market price on the date of the grant. Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the one-year anniversary of the grant date and an additional one-fourth becoming exercisable on the same anniversary date over the next three years. If the optionee's employment is terminated under certain circumstances after a change of control of Lone Star occurs before an option's fourth anniversary, the option may be exercised in full earlier. Also, accelerated vesting of options can occur upon death or retirement from employment of an option holder. Following is a summary of stock option activity during 1998, 1997, and 1996:

                                                                                              Weighted
                                                                                               Average
                                                                                               Exercise
                                           Shares Under Option          Price Range ($)        Price ($)
                                           -------------------          ---------------       ----------
      OUTSTANDING, DECEMBER 31, 1995             892,856                2.59 -     17.38        7.60
           Granted in 1996                       105,000               11.06 -     11.06       11.06
           Exercised in 1996                    (126,445)               2.59 -      8.31        5.27
           Cancelled in 1996                     (19,336)               6.00 -     11.06        7.73
                                                ---------               ----       -----       ------
      OUTSTANDING, DECEMBER 31, 1996             852,075                2.59 -     17.38        8.37
           Granted in 1997                       390,000               19.06 -     19.75       19.33
           Exercised in 1997                    (316,200)               3.06 -     17.38        9.13
                                                ---------               ----       -----       ------
      OUTSTANDING, DECEMBER 31, 1997             925,875                2.59 -     19.75       12.73
           Granted in 1998                       257,500               22.56 -     31.28       24.68
           Exercised in 1998                     (94,500)               3.06 -     19.75       13.41
           Cancelled in 1998                     (27,000)               6.88 -     31.28       20.14
                                                ---------               ----       -----       -----
      OUTSTANDING, DECEMBER 31, 1998           1,061,875                2.59 -     31.28       16.46
                                                ---------               ----       -----       -----
                                                ---------               ----       -----       -----

At December 31, 1998, 617,275 shares were available for grant and 450,625 shares were exercisable.

The weighted average fair value per option granted in 1998, 1997, and 1996 was $14.28, $9.72, and $5.91, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 5.60%, 6.36%, and 5.73%; volatility of 48.83%, 47.94%, and 54.4%; and expected lives of five years for all 1998, 1997, and 1996 option grants with payment of no dividends.

Lone Star accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                   ($ in millions)
                                                          1998           1997         1996
                                                         ------         ------       ------
    Net income - as reported                             $(24.9)         $53.7        $24.9
               - pro forma                               $(27.0)         $52.6        $24.6

    Basic earnings per share - as reported               $(1.10)         $2.50        $1.21
                             - pro forma                 $(1.19)         $2.45        $1.20

    Diluted earnings per share - as reported             $(1.10)         $2.44        $1.19
                               - pro forma               $(1.19)         $2.39        $1.18

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

DEFINED BENEFIT PENSION AND HEALTH CARE PLANS. Steel has three defined benefit pension plans covering a substantial portion of its bargaining unit employees. Retirement benefits are based on years of service at progressively increasing flat- rate amounts. A special initial lump-sum pension payment equal to 13 weeks of vacation pay is also paid following retirement. Steel funds the minimum required contributions each year as required by applicable regulations.

During 1996, the largest of the three pension plans was amended so that new employees do not participate in the defined benefit plan. During 1998, the other two plans were similarly amended. New employees are eligible to participate in one of the defined contribution retirement plans, as are substantially all other employees. The amendments also provided for increased benefits to newly retiring plan participants.

Steel also sponsors an unfunded defined benefit postretirement health care plan for eligible bargaining unit employees and a limited number of other retirees eligible under special early retirement programs. These health care plan benefits are limited to eligible retirees and their spouses until age 65, at which time coverage terminates. Certain other postretirement benefits, primarily life insurance are also provided. The anticipated costs of these postretirement benefits are accrued over the employees' years of service.

The measurement dates for determining the assets and obligations of these plans were November 30, 1998, 1997, and 1996. The following table sets forth the changes in the plans' benefit obligation and plan assets, the funded status amounts recognized in the consolidated balance sheets at December 31, 1998, 1997, and 1996:

                                                              Pension Benefits                          Other Benefits
                                                 --------------------------------------    ---------------------------------------
CHANGE IN BENEFIT OBLIGATION                        1998          1997         1996           1998          1997          1996
                                                 -----------   -----------  -----------    -----------   -----------   -----------
Benefit obligation at beginning of year          $     82.7          79.4         77.7     $     12.3          11.9           9.7
  Service cost                                          0.9           0.9          0.9            0.5           0.5           0.5
  Interest cost                                         5.4           5.5          5.6            0.8           0.9           0.8
  Plan participants' contributions                        -             -            -              -           0.1             -
  Amendments                                            0.5             -          1.6              -             -             -
  Actuarial loss (gain)                                 1.2           3.5          0.1            1.2          (0.4)          1.7
  Benefits paid                                        (6.7)         (6.6)        (6.5)          (0.9)         (0.7)         (0.8)
                                                 -----------   -----------  -----------    -----------   -----------   -----------
Benefit obligation at end of year                $     84.0          82.7         79.4     $     13.9          12.3          11.9
                                                 -----------   -----------  -----------    -----------   -----------   -----------
                                                 -----------   -----------  -----------    -----------   -----------   -----------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year   $     53.2          44.0         39.8     $        -             -             -
  Actual return on plan assets                          2.8           5.0          5.0              -             -             -
  Employer contributions                                5.0          10.8          5.7            0.9           0.6           0.7
  Plan participants' contributions                        -             -            -              -           0.1           0.1
  Benefits paid                                        (6.7)         (6.6)        (6.5)          (0.9)         (0.7)         (0.8)
                                                 -----------   -----------  -----------    -----------   -----------   -----------
Fair value of plan assets at end of year         $     54.3          53.2         44.0     $        -             -             -
                                                 -----------   -----------  -----------    -----------   -----------   -----------
                                                 -----------   -----------  -----------    -----------   -----------   -----------

RECONCILIATION OF FUNDED STATUS
Unfunded status - obligation in excess of assets $     29.7          29.5         35.4     $     13.9          12.3          11.9
Unrecognized actuarial gain (loss)                    (13.7)        (10.7)        (8.7)          (0.3)          0.8           0.5
Unrecognized net obligation at January 1, 1986         (2.1)         (3.1)        (4.0)             -             -             -
Unrecognized prior service cost                        (1.7)         (1.3)        (1.5)             -             -             -
                                                 -----------   -----------  -----------    -----------   -----------   -----------
  Net amount recognized                          $     12.2          14.4         21.2     $     13.6          13.1          12.4
                                                 -----------   -----------  -----------    -----------   -----------   -----------
                                                 -----------   -----------  -----------    -----------   -----------   -----------

AMOUNTS RECOGNIZED IN CONSOLIDATED
BALANCE SHEETS
Postretirement benefit obligations - current     $        -           3.0          4.5     $      1.0           0.8           0.9
Postretirement benefit obligations - noncurrent        28.9          25.5         30.3           12.6          12.3          11.5
Other noncurrent assets - intangible asset             (3.9)         (4.4)        (5.6)             -             -             -
Minority interest in minimum pension
  liability adjustment                                    -             -         (1.2)             -             -             -
Accumulated other comprehensive loss                  (12.8)         (9.7)        (6.8)             -             -             -
                                                 -----------   -----------  -----------    -----------   -----------   -----------
  Net amount recognized                          $     12.2          14.4         21.2     $     13.6          13.1          12.4
                                                 -----------   -----------  -----------    -----------   -----------   -----------
                                                 -----------   -----------  -----------    -----------   -----------   -----------

In determining the benefit obligation, weighted average discount rates of 6.5%, 7.0%, and 7.5% were used for 1998, 1997, and 1996, respectively. Other assumptions utilized for all three years included a 9.0% expected long-term rate of return on plan assets and a 4.0% annual increase in the compensation rate.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The annual rate of increase in the per capita costs of covered health care benefits is assumed to decrease gradually from 8.0% to an ultimate trend rate of 6.0% by the year 2004. Increasing the assumed medical cost trend rates by one percentage point in each year would have resulted in a $1.4 million increase in the benefit obligation as of December 31, 1998 and a $0.2 million increase in the aggregate of the service cost and interest cost components of net periodic benefit expense for 1998. A 1.0% decrease in the assumed trend rates would have resulted in a $1.2 million decrease in the benefit obligation and a $0.2 million decrease in expense.

The pension plans' assets consist primarily of short-term money market investments, government and corporate obligations, real estate, and public market equity securities:

Net periodic benefit expense for 1998, 1997, and 1996 included the following components:

                                                                            ($ in millions)
                                                                Pension Benefits            Other Benefits
                                                         --------------------------     ------------------------
                                                          1998        1997     1996      1998      1997     1996
                                                         ------     -------   -----     ------    ------   -----
Service cost                                             $ 0.9        0.9       0.9      $0.5      0.5      0.5
Interest cost                                              5.4        5.5       5.6       0.8      0.9      0.8
Amortization of net gain                                     -         -         -         -        -      (0.1)
Expected return on plan assets                            (4.7)      (3.6)     (3.3)       -        -        -
Amortization of net obligation at January 1, 1996          1.0        1.0       1.0        -        -        -
Amortization of prior service cost                         0.1        0.1       0.1        -        -        -
Recognized net actuarial loss                              0.1        0.1       0.1        -        -        -
                                                         ------     -------   -----     ------    ------   -----
    Net periodic benefit expense                         $ 2.8        4.0       4.4      $1.3      1.4      1.2
                                                         ------     -------   -----     ------    ------   -----
                                                         ------     -------   -----     ------    ------   -----

PROFIT SHARING PLAN. Steel has a profit sharing plan for substantially all employees which provides for payment of a specified percentage of Steel's quarterly operating earnings. Steel's payments to employees were $1.5 million, $3.9 million, and $2.7 million for 1998, 1997, and 1996, respectively.

COMMITMENTS AND CONTINGENCIES - NOTE J

Steel has various commitments for the purchase of raw materials, certain tubular goods, supplies, services, and energy arising in the ordinary course of business. The majority of these commitments are for a period of less than one year.

Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. The primary governmental oversight agencies include the Texas Natural Resource Conservation Commission and the Environmental Protection Agency. Steel has agreements with these agencies to conduct numerous environmental studies and to develop plans to ensure continuous compliance with applicable laws and regulations. Steel is engaged in various ongoing environmental studies, monitoring programs, and capital projects. Estimated expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities as shown in Note D and are computed on a non-discounted basis. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

Steel leases equipment under various operating leases. Rental expense totaled $3.7 million, $3.9 million, and $3.7 million in 1998, 1997, and 1996, respectively. Future minimum lease payments under noncancellable operating leases are as follows: 1999, $1.4 million; 2000, $1.1 million; 2001, $0.6 million; 2002, $0.5 million; 2003, $0.4 million; and thereafter, $0.5 million.

Lone Star and its subsidiaries are parties to a number of lawsuits and controversies which are not discussed herein. Management of Lone Star and its operating companies, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter will have a material adverse effect on the results of operations or financial condition of Lone Star and its subsidiaries, taken as a whole.

EXTRAORDINARY ITEMS AND GAIN FROM DISCONTINUED OPERATIONS - NOTE K

During 1992, The Coal Industry Retiree Health Benefit Act of 1992 ("Act") created a benefit plan fund to provide medical and death benefits to certain United Mine Workers of America ("UMWA") retirees and eligible dependents. In 1993, Steel recorded a liability for the total estimated future payments related to this Act. During 1997, the estimated liability was adjusted downward, resulting in an extraordinary gain of $2.0 million. During 1998, as a result of a decision by the United States Supreme Court, Steel was relieved from making payments under the Act. Accordingly, the remaining UMWA liability

(Note D) was reversed in 1998, resulting in a $7.4 million extraordinary gain. In addition to the $2.0 million UMWA liability adjustment in 1997, an extraordinary loss of $1.1 million was recognized for the early prepayment fee in connection with the refinancing of Steel's revolving credit facility in 1997 (Note F), resulting in a net extraordinary gain of $0.9 million for 1997. There were no income tax effects recognized for these extraordinary items.

In November 1993, Lone Star sold the stock of AFB, one of its operating subsidiaries. The sale price was $155.7 million; of that, Lone Star received $135.7 million in cash on the sale date. Additional payments were received of $5.0 million in November 1994 and $12.4 million in August 1997, and recognized as gains from discontinued operations. There were no income tax effects recognized for these items.

QUARTERLY FINANCIAL SUMMARY - NOTE L

                                                        ($ in millions, except share amounts; quarterly amounts unaudited):

                                                                           Quarter
                                                          ------------------------------------
1998                                                       First   Second     Third     Fourth      Total Year
----                                                      -------  ------    ------     ------      ----------
Net revenues                                              $151.0   $129.0    $ 88.9     $ 63.5        $ 432.4
Gross earnings (loss)                                       15.4      7.7      (9.9)      (8.8)           4.4
Special charges                                              -        -          -       (14.5)         (14.5)
Earnings (loss) from continuing operations                   9.9      2.2     (15.6)     (28.8)         (32.3)
Extraordinary items                                          -        -          -         7.4            7.4
Net earnings (loss)                                       $  9.9   $  2.2    $(15.6)    $(21.4)       $ (24.9)

PER COMMON SHARE - BASIC:

Earnings (loss) from continuing operations                $ 0.44   $ 0.09    $(0.69)    $(1.28)       $ (1.43)
Extraordinary items                                           -      -          -         0.33           0.33
                                                          -------  ------    ------     ------      ----------
Net earnings (loss) available to common shareholders      $ 0.44   $ 0.09    $(0.69)    $(0.95)       $ (1.10)

PER COMMON SHARE - DILUTED:

Earnings (loss) from continuing operations                $ 0.43   $ 0.09    $(0.69)    $(1.28)       $ (1.43)
Extraordinary items                                           -      -        -           0.33           0.33
                                                          -------  ------    ------     ------      ----------
Net earnings (loss) available to common shareholders      $ 0.43   $ 0.09    $(0.69)    $(0.95)       $ (1.10)

1997

Net revenues                                              $159.2   $172.3    $167.4     $155.4        $ 654.3
Gross earnings                                              14.3     16.3      16.7       16.9           64.2
Earnings from continuing operations                          7.8     10.3      10.7       11.6           40.4
Extraordinary items                                          -        -         -          0.9            0.9
Gain from discontinued operations                            -        -        12.4        -             12.4
Net earnings                                              $  7.8   $ 10.3    $ 23.1     $ 12.5        $  53.7

PER COMMON SHARE - BASIC:

Earnings from continuing operations                       $ 0.38   $ 0.50    $ 0.50     $ 0.51        $  1.88
Extraordinary items                                          -        -         -         0.04           0.04
Gain from discontinued operations                            -        -        0.58        -             0.58
                                                          -------  ------    ------     ------      ----------
Net earnings available to common shareholders             $ 0.38   $ 0.50    $ 1.08     $ 0.55        $  2.50

PER COMMON SHARE - DILUTED:

Earnings from continuing operations                       $ 0.37   $ 0.48    $ 0.48     $ 0.49        $  1.83
Extraordinary items                                          -        -         -         0.04           0.04
Gain from discontinued operations                            -        -        0.56        -             0.57
                                                          -------  ------    ------     ------      ----------
Net earnings available to common shareholders             $ 0.37   $ 0.48    $ 1.04     $ 0.53        $  2.44

                  LONE STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)

                                                                                  ($ in millions, except share data)
                                                                                       Years ended December 31,
                                                                                -------------------------------------
CONDENSED STATEMENTS OF EARNINGS                                                     1998         1997         1996
--------------------------------                                                ---------      ---------    ---------
General and administrative expenses                                             $   (3.4)      $   (2.8)    $   (1.5)
Steel cost sharing                                                                   3.3            2.3          1.5
Equity in Steel's earnings (loss)                                                  (28.0)          39.9         22.7
Interest income                                                                      1.7            2.9          4.4
Interest expense                                                                      -            (2.7)        (4.0)
Other intercompany income from Steel                                                 1.5            1.7          1.8
Gain on sale of discontinued operations                                                -           12.4            -
                                                                                ---------      ---------    ---------
      Net earnings (loss)                                                       $  (24.9)      $   53.7     $   24.9
                                                                                ---------      ---------    ---------
                                                                                ---------      ---------    ---------
Cash dividends received from Steel                                              $      -       $     -      $     -
                                                                                ---------      ---------    ---------
                                                                                ---------      ---------    ---------

                                                                                       As of December 31,
                                                                                 ----------------------------
 CONDENSED BALANCE SHEETS                                                            1998             1997
-------------------------                                                        -----------      -----------
 Current assets:
   Cash and cash equivalents                                                      $   20.2        $    4.7
   Short-term investments                                                              3.1             6.3
   Due from Steel                                                                     25.4            30.2
   Other current assets                                                                0.6             0.1
                                                                                  ---------       ---------
     Total current assets                                                             49.3            41.3
Investment in Steel                                                                  132.0           163.1
Marketable securities                                                                  9.0            19.0
Other noncurrent assets                                                                4.2             4.5
                                                                                  ---------       ---------
      Total assets                                                                $  194.5        $  227.9
                                                                                  ---------       ---------
                                                                                  ---------       ---------

Current liabilities:                                                              $    1.0        $    5.3
Other noncurrent liabilities                                                           4.4             4.9
                                                                                  ---------       ---------
      Total liabilities                                                                5.4            10.2
                                                                                  ---------       ---------

Shareholders' equity:

   Preferred stock, $1 par value (authorized: 10,000,000 shares, issued:  none)          -               -
   Common stock, $1 par value (authorized: 80,000,000 shares, issued:
     23,061,864 and 23,059,864, respectively)                                         23.1            23.1
   Capital surplus                                                                   209.9           209.9
   Minimum pension liability adjustment                                              (12.8)           (9.7)
   Retained earnings                                                                 (15.5)            9.4
   Treasury stock (566,116 and 548,616 common shares, respectively, at cost)         (15.6)          (15.0)
                                                                                  ---------       ---------
      Total shareholders' equity                                                     189.1           217.7
                                                                                  ---------       ---------
       Total liabilities and shareholders' equity                                 $  194.5        $  227.9
                                                                                  ---------       ---------
                                                                                  ---------       ---------

                                                                                           Year ended December 31,
                                                                                ------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                                   1998            1997           1996
----------------------------------                                              -----------     -----------    -----------
Net earnings (loss)                                                             $  (24.9)        $   53.7       $   24.9
Undistributed equity in Steel's earnings                                            28.0            (39.9)         (22.7)
Gain on sale of discontinued operations                                                -            (12.4)            -
Other                                                                               (0.2)           (14.8)           3.5
                                                                                ---------        ---------      ---------
     Net cash provided (used) by operating activities                                2.9            (13.4)           5.7
     Net cash provided (used) by investing activities                               13.2             27.0          (19.2)
     Net cash provided (used) by financing activities                               (0.6)           (36.2)           0.8
                                                                                ---------        ---------      ---------
       Net increase (decrease) in cash and cash equivalents                         15.5            (22.6)         (12.7)
Beginning cash and cash equivalents                                                  4.7             27.3           40.0
                                                                                ---------        ---------      ---------
Ending cash  and cash equivalents                                               $   20.2         $    4.7       $   27.3
                                                                                ---------        ---------      ---------
                                                                                ---------        ---------      ---------

                          LONE STAR TECHNOLOGIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       DECEMBER 31, 1996, 1997, AND 1998
                                ($ IN MILLIONS)

                                                Balance at   Charged to   Charged to                 Balance at
                                                beginning    costs and      other                       end
Description                                     of period     expenses    accounts    Deductions(b)  of period
-----------                                     ----------   ----------   ----------  -------------  ----------
YEAR ENDED DECEMBER 31, 1996
Allowance for doubtful accounts                    1.5           -           -          (0.1)         1.4

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts                    1.4           -           -             -          1.4

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts                    1.4           -           -             -          1.4
Reserves for special charges (a)                   -             6.4         -          (1.1)         5.3


(a) Does not include special charge associated with the write-down of property, plant, and equipment.
(b) Includes write-offs of accounts receivable and utilization of reserves for special charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in Lone Star's proxy statement for the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

Information required under this item is contained in Lone Star's proxy statement for the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock and to directors and executive officers is contained in Lone Star's proxy statement for the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in Lone Star's proxy statement for the 1999 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)1.      Financial Statements - The following Consolidated Financial
           Statements are filed as part of this report:

           -      Report of Independent Public Accountants
           -      Consolidated Statements of Earnings -
                   for the years ended December 31, 1998, 1997, and 1996
           -      Consolidated Balance Sheets at December 31, 1998 and 1997
           - Consolidated Statements of Shareholders' Equity - at December 31, 1998, 1997, 1996, and 1995
           -      Consolidated Statements of Cash Flows -
                   for the years ended December 31, 1998, 1997, and 1996
           -      Notes to Consolidated Financial Statements
   2.             Schedule I  - Condensed Financial Information of Registrant
                  Schedule II - Valuation and Qualifying Accounts

Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.


3.        Index to Exhibits

DESCRIPTION

3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of Lone Star as filed on April 4, 1986, File No. 33-4581); Certificate of Amendment to
          Certificate of Incorporation dated September 30, 1986 (incorporated by reference to Exhibit 3(b) of Form 10-K of Lone Star as filed on April
          7, 1989).

3.2 Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, Lone Star, a Delaware corporation, and Lone Star Steel
          Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of Lone
          Star as filed on April 4, 1986, File No. 33-4581).

3.3       By-Laws as adopted March 6, 1986, as amended effective September 30, 1986
          (incorporated by reference to Exhibit 3(d) of Form 10-K of Lone Star as filed on April 7, 1989).

3.4       Certificate of Amendment to Certificate of Incorporation dated May 20,
          1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1998).

4.1       Statement of Resolution establishing Cumulative Preferred Stock,
          Series A (par value $1 per share), dated September 9, 1988
          (incorporated by reference to Exhibit 3(c) of Form 10-K of Lone Star as filed on April 7, 1989).

4.2 Lone Star Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002
          (Eurobonds), dated August 26, 1987 (incorporated by reference to
          Exhibit 4(c) of Form 10-K of Lone Star as filed on April 7, 1989).

10.1      Amended 1985 Long-Term Incentive Plan (incorporated by reference to
          Exhibit A of Proxy Statement of Lone Star as filed on October 22,
          1993).*

10.1(a)   Amendments to the Amended 1985 Long-Term Incentive Plan adopted on
          May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form
          10-Q of Lone Star for the quarter ended June 30, 1997).*

10.1(b)   Amendments to the Amended 1985 Long-Term Incentive Plan adopted on
          May 14, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1998).*

10.2      Lone Star Corporate Improvement Incentive Program adopted October 9,
          1990 (incorporated by reference to Exhibit 10(s) to Form 10-K as filed on March 15, 1991).*

10.3 Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between Lone Star and John P. Harbin, Charles J.
          Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between Lone Star and Rhys
          J. Best (incorporated by reference to same numbered Exhibit to Form
          10-K for the year ended December 31, 1997).*

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

10.10 Agreement dated November 2, 1994, among Steel, Lone Star, and certain minority holders of Steel regarding participation in the First
          Capital Project by acquiring convertible preferred stock of Steel
          (incorporated by reference to Exhibit 10.11 to Form 10-K as filed on February 27, 1995).

10.11     Stockholders and Registration Rights Agreement among Steel, Lone
          Star, and Minority Shareholders of Steel, dated May 16, 1991
          (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992).

10.12     Cost Sharing Agreement between Steel and Lone Star, dated May 16,
          1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992); Amendment to the Cost Sharing Agreement dated May
          16, 1991, between Lone Star and Steel dated March 2, 1993
          (incorporated by reference to Exhibit 10(ai) to Form 10-K as filed on March 15, 1993).

10.13 Tax Allocation and Indemnification Agreement dated May 16, 1991, between Steel and Lone Star (incorporated by reference to Exhibit
          10(r) to Form 10-K filed on March 5, 1992); Amendment to Tax
          Allocation and Indemnification Agreement dated May 16, 1991, among
          Lone Star, Steel, and Steel subsidiaries dated March 2, 1993
          (incorporated by reference to Exhibit 10(ah) to Form 10-K as filed on March 15, 1993).

10.14     Stock Purchase Agreement, Assistance Agreement, Capital Maintenance
          Agreement, and Subordination Agreement


          regarding the acquisition by Lone Star of AFB dated August 18, 1988
          (incorporated by reference to Form 8 (Amendment No. 3 to Form 8-K) dated January 11, 1989); Amendment No. 1 to the Assistance Agreement of August 18, 1988, dated August 31, 1990 (incorporated by reference to Exhibit 10(q) to Form 10-K as filed on March 15, 1991); Settlement
          Agreement and Second Amendment to Assistance Agreement dated
          September 30, 1992, among the FDIC, as Manager, the RTC, AFB, and
          LSST (incorporated by reference to Exhibit 10(ab) to Form 10-K as filed on March 15, 1993).

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

10.18 Stock Purchase Agreement and Agreement and Plan of Reorganization by and among Guaranty Federal Bank, F.S.B., Guaranty Holdings, Inc.
          I, Lone Star, and LSST Financial Services Corporation, dated
          February 16, 1993, First Amendment to Stock Purchase Agreement and
          Agreement and Plan of Reorganization, dated April 2, 1993, Second
          Amendment to Stock Purchase Agreement and Agreement and Plan of
          Reorganization, dated August 31, 1993, and Third Amendment to Stock
          Purchase Agreement and Agreement and Plan of Reorganization, dated
          September 30, 1993 (incorporated by reference to Exhibit B of Proxy
          Statement of Lone Star as filed October 22, 1993).

10.19 Holdback Escrow Agreement to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated November 12, 1993 (incorporated by reference to Exhibit C of Proxy Statement of Lone Star as filed
          October 22, 1993).

10.20 Agreement dated October 31, 1995, among Steel, Lone Star and the minority shareholders of Steel regarding participation in capital projects not to exceed $5,000,000 by acquiring convertible preferred stock of Steel (incorporated by reference to Exhibit 10.23 to Form
          10-K as filed on March 28, 1996).

10.21     Contract for Electric Service dated September 30, 1996 between
          Southwestern Electric Power Company and Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended
          December 31, 1996).

10.22     Assignment, Termination and Release dated January 21, 1997, among
          Steel, Lone Star, and the minority shareholders of Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended
          December 31, 1996).

10.23 Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein (incorporated by reference to same numbered
          Exhibit to Form 10-K for the year ended December 31, 1997).

10.24     Cost Sharing Agreement dated as of July 1, 1997 between Lone Star and
          Steel, replacing Cost Sharing Agreement dated May 16, 1991 (Exhibit
          10.12 to this Form 10-K) (incorporated by reference to same numbered
          Exhibit to Form 10-K for the year ended December 31, 1997).

10.25     Termination Agreement dated as of July 1, 1997 between Lone Star and
          Steel, terminating Tax Allocation and Indemnification Agreement dated
          May 16, 1991 (Exhibit 10.13 to this Form 10-K) (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended
          December 31, 1997).

10.26 Compromise and Settlement Agreement and Release dated July 31, 1997 between Lone Star and Guaranty Federal Bank, F.S.B. (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended
          December 31, 1997).

10.27     Consulting Agreement dated as of July 23, 1998 between Lone Star and
          John P. Harbin (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended September 30, 1998).*

10.28     Phantom Stock Deferred Compensation Plan adopted on September 22, 1998
          (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended September 30, 1998).*

10.29 First Amendment dated as of December 24, 1998 to Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein.

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

                                                  LONE STAR TECHNOLOGIES, INC.

Date: March 17, 1999              By:   /s/ Charles J. Keszler
                                       ---------------------------------------
                                                          (Charles J. Keszler)
                                                      Vice President - Finance
                                                                 and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                  Title                                    Date
---------                                  -----                                    ----
 /s/ Rhys J. Best            ,       Chairman, Director, Chief                  March 17, 1999
------------------------------
 (Rhys J. Best)                      Executive Officer and President
                                     (Principal Executive Officer)

 /s/ Charles J. Keszler      ,       Vice President-Finance and                 March 17, 1999
------------------------------
(Charles J. Keszler)                 Treasurer (Principal Financial
                                     and Accounting Officer)

 /s/ Charles L. Blackburn    *,      Director                                   March 17, 1999
-------------------------------
 (Charles L. Blackburn)

 /s/ Dean P. Guerin          *,      Director                                   March 17, 1999
-------------------------------
 (Dean P. Guerin)

 /s/ Frederick B. Hegi, Jr.  *,      Director                                   March 17, 1999
-------------------------------
 (Frederick B. Hegi, Jr.)

 /s/ James E. McCormick      *,      Director                                   March 17, 1999
-------------------------------
 (James E. McCormick)

 /s/ Thomas M. Mercer, Jr.   *,      Director                                   March 17, 1999
-------------------------------
 (Thomas M. Mercer, Jr.)

*By: /s/ Charles J. Keszler
--------------------------------------
(Charles J. Keszler, Attorney-in-Fact)
