Form 10-Q
period 1999-03-31
LONE STAR TECHNOLOGIES INC
filed 1999-04-30
CIK 791348

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                         COMMISSION FILE NUMBER: 1-12881

                          LONE STAR TECHNOLOGIES, INC.

                            (A DELAWARE CORPORATION)

                          14681 MIDWAY ROAD, SUITE 200
                               DALLAS, TEXAS 75244

                                  972/386-3981

                I.R.S. EMPLOYER IDENTIFICATION NUMBER: 75-2085454



     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .
                                      ---    ---

     As of April 15, 1999, the number of shares of Common Stock outstanding at $1.00 par value per share was 22,501,373.

================================================================================

                          LONE STAR TECHNOLOGIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                               Page
                                                                               ----
Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Statements of Earnings.................................3

              Consolidated Balance Sheets.........................................4

              Consolidated Statements of Cash Flows...............................5

              Notes to Consolidated Financial Statements..........................6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS....................................7

              Results of Operations...............................................8

              Financial Condition and Liquidity...................................9

                           PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................10

Item 5.   OTHER INFORMATION......................................................10

Item 6.   REPORTS ON FORM 8-K....................................................10


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and the cash flows and the results of operations for the three months ended March 31, 1999 and 1998. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1998. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

                           LONE STAR TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)


                                                      FOR THE QUARTER ENDED MARCH 31,
                                                      -------------------------------
                                                            1999           1998
                                                      -------------------------------
Net revenues                                             $   63.7       $  151.0
Cost of goods sold                                          (65.9)        (135.6)
                                                      -------------------------------
  Gross earnings (loss)                                      (2.2)          15.4
Selling, general and administrative expenses                 (3.8)          (5.1)
                                                      -------------------------------
  Operating earnings (loss)                                  (6.0)          10.3
Interest income                                               0.4            0.5
Interest expense                                             (0.9)          (0.7)
Other expense                                                (0.1)             -
                                                      -------------------------------
  Earnings before income tax                                 (6.6)          10.1
Income tax                                                      -           (0.2)
                                                      -------------------------------
  NET EARNINGS (LOSS)                                    $   (6.6)      $    9.9
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

Per common share - basic:
  NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS   $  (0.29)      $    0.44
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
Per common share - diluted:
  NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS   $  (0.29)      $    0.43
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

See accompanying notes.

                           LONE STAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)


                                                       March 31,    December 31,
                                                       -------------------------
                                                          1999          1998
                                                       -------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $   23.1       $    20.9
  Short-term investments                                    1.1             3.1
  Accounts receivable, net                                 33.8            36.3
  Current inventories, net                                 74.4            88.9
  Other current assets                                      4.5             3.7
                                                       -------------------------
TOTAL CURRENT ASSETS                                      136.9           152.9

Marketable securities                                       7.0             9.0
Property, plant, and equipment, net                       155.3           157.8
Other noncurrent assets                                    15.7            16.1
                                                       -------------------------
TOTAL ASSETS                                           $  314.9       $   335.8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Current portion of term loan                         $    2.0       $       -
  Accounts payable                                         18.3            15.8
  Accrued liabilities                                      19.8            25.6
                                                       -------------------------
  TOTAL CURRENT LIABILITIES                                40.1            41.4
                                                       -------------------------
  Term loan                                                 8.0               -
  Revolving credit facility                                27.7            46.0
  Postretirement benefit obligations                       38.7            41.5
  Other noncurrent liabilities                             17.9            17.8
                                                       -------------------------
TOTAL LIABILITIES                                         132.4           146.7
                                                       -------------------------

Commitments and contingencies (See Note 6)                    -               -

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value
    (authorized: 10,000,000 shares, issued: none)             -               -
  Common stock, $1 par value
    (authorized: 80,000,000 shares, issued: 23,061,864)    23.1            23.1
  Capital surplus                                         209.9           209.9
  Accumulated other comprehensive loss                    (12.8)          (12.8)
  Retained deficit                                        (22.1)          (15.5)
  Treasury stock (560,491 and 566,116 common
    shares, respectively)                                 (15.6)          (15.6)
                                                       -------------------------
TOTAL SHAREHOLDERS' EQUITY                                182.5           189.1
                                                       -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  314.9       $   335.8
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See accompanying notes.

                           LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED; IN MILLIONS)

                                                               FOR THE QUARTER ENDED
                                                                      MARCH 31,
                                                               ---------------------
                                                                   1999       1998
                                                               ---------------------
BEGINNING CASH AND CASH EQUIVALENTS                            $   20.9    $   14.2
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                              (6.6)        9.9
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                     4.2         3.8
  Accounts receivable, net                                          2.5         0.8
  Current inventories, net                                         14.5       (13.8)
  Accounts payable and accrued liabilities                         (3.3)      (19.5)
  Other                                                            (1.4)        3.4
                                                               ---------------------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                9.9       (15.4)
                                                               ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (1.4)       (5.4)
  Short-term investments                                            2.0           -
  Marketable securities                                             2.0         4.0
                                                               ---------------------
    NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                2.6        (1.4)
                                                               ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                     10.0           -
  Initial borrowings under new revolving credit facility           34.0           -
  Net borrowings (payments) under revolving credit facility       (10.3)        7.0
  Net payments under old revolving credit facility                (44.0)          -
  Treasury stock purchases                                            -        (0.3)
  Issuance of common stock                                            -         1.1
                                                               ---------------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              (10.3)        7.8
                                                               ---------------------

    Net increase (decrease) in cash and cash equivalents            2.2        (9.0)

    ENDING CASH AND CASH EQUIVALENTS                           $   23.1    $    5.2
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

See accompanying notes.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BUSINESS SEGMENTS DATA

                                                     For the Quarter Ended March 31,
                                                         (Unaudited; in millions)
                                                       1999                  1998
                                                     -------------------------------
OILFIELD PRODUCTS
Net revenues                                         $   30.0              $  98.8
Operating earnings (loss)                                (4.6)                 8.7
Indentifiable assets                                    136.9                237.9
Capital expenditures                                      0.6                  3.0
Depreciation and amortization                             2.2                  2.3

SPECIALTY TUBING
Net revenues                                         $   26.7              $  35.4
Operating earnings                                        0.4                  2.9
Identifiable assets                                     126.8                116.6
Capital expenditures                                      0.8                  2.3
Depreciation and amortization                             1.8                  1.3

FLAT ROLLED STEEL AND OTHER TUBULAR PRODUCTS
Net revenues                                         $    7.0              $  16.8
Operating loss                                           (1.2)                (0.5)
Identifiable assets                                      15.4                 20.7
Capital expenditures                                        -                  0.1
Depreciation and amortization                             0.2                  0.2

CORPORATE AND OTHER NON-SEGMENTS
Net revenues                                         $      -              $     -
Operating loss                                           (0.6)                (0.8)
Identifiable assets                                      35.8                 30.9

CONSOLIDATED TOTALS
Net revenues                                         $   63.7              $ 151.0
Operating earnings (loss)                                (6.0)                10.3
Identifiable assets                                     314.9                406.1
Capital expenditures                                      1.4                  5.4
Depreciation and amortization                             4.2                  3.8


NOTE 2 - LONE STAR STEEL COMPANY ("STEEL") REVOLVING CREDIT AGREEMENT

On March 16, 1999, Steel refinanced its revolving credit facility with a new three year $90.0 million revolving line of credit and a three year $10.0 million term loan with a new lender. The new revolving credit facility is similar to the prior facility in that Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. However, the borrowing capacity is increased under the new facility due to higher borrowing base percentages and less restrictive limitations on the inventory portion of the borrowing base. At March 31, 1999, borrowings totaled $37.7 million including the term loan with a remaining availability of $33.2 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended March 31, 1999 and 1998 were
22.5 million. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute dilutive earnings per share for the three months ended March 31, 1999 and 1998 were 22.5 million and 23.0 million, respectively.

NOTE 4 - INVENTORIES

At March 31, 1999, inventories totaled $103.2 million before LIFO reserves and were composed of finished goods, $30.0 million; work in process, $32.5 million; and raw materials and supplies, $40.7 million. Net of LIFO reserves of $21.1 million, inventories were $82.1 million, of which $7.7 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 5 - CASH, INVESTMENTS, AND MARKETABLE SECURITIES

Lone Star Technologies, Inc.'s (Lone Star) cash equivalents include highly liquid investments in a fund consisting of U.S. government and related agencies obligations with original maturities of less than three months. Short-term investments consist of U.S. government and related agencies obligations with maturities at purchase greater than three months and up to one year. Marketable securities consist of U.S. government and related agencies obligations with maturities at purchase greater than one year and up to two years. Lone Star's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because Lone Star has the intent and ability to hold them to maturity.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - INCOME TAXES

Lone Star had federal tax net operating loss carryforwards of approximately $245.6 million at December 31, 1998, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. Because of the net loss for the first quarter of 1999, no provision for taxes was recognized. A provision for alternative minimum tax of $0.2 million was recognized for the three months ended March 31, 1998. If not utilized, the net operating loss carryforwards will expire between years 2003 and 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star Technologies, Inc. (Lone Star) is a management and holding company whose principal operating subsidiary, Lone Star Steel Company (Steel), manufactures and globally markets oilfield products consisting of casing, tubing and line pipe to the oil and gas drilling industry, specialty tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets. Substantial uncertainty exists regarding the future levels of oil and gas prices and related drilling activity. Therefore, no assurance can be given regarding the extent of future demand for Steel's oilfield products.

                              RESULTS OF OPERATIONS

Revenues of $63.7 million for the three months ended March 31, 1999 decreased 58% from the first quarter of 1998. Revenues comprised $30.0 million from oilfield products, $26.7 million from specialty tubing products, and $7.0 million from flat rolled steel and other tubular products, representing a decrease of 70%, 25%, and 58%, respectively.

First quarter 1999 shipments decreased 51% over the first three months of 1998 to 103,700 tons and consisted of 55,900 tons of oilfield products, 24,500 tons of specialty tubing products and 23,300 tons of flat rolled steel and other tubular products. Oilfield products, specialty tubing products, and flat rolled steel and other tubular products shipments decreased by 59%, 24%, and 48%, respectively.

Consolidated revenues reported in the statements of earnings are as follows:

                                                                      ($ in millions)
                                                                   For the Quarter Ended
                                                                        March 31,
                                                             1999          %       1998       %
                                                           ------     ------     ------     ---
Oilfield products revenues                                   30.0         47       98.8      66
Specialty tubing products revenues                           26.7         42       35.4      23
Flat rolled steel and other tubular products revenues         7.0         11       16.8      11
                                                           ------     ------     ------     ---
Consolidated net revenues                                    63.7        100      151.0     100
                                                           ======     ======     ======     ===

Shipments of products by segment are as follows:

                                                                         (in tons)
                                                                    For the Quarter Ended
                                                                          March 31,
                                                              1999           %        1998           %
                                                           -------     -------     -------     -------
Oilfield products                                           55,900          54     135,500          64
Specialty tubing products                                   24,500          24      32,100          15
Flat rolled steel and other tubular products                23,300          22      44,800          21
                                                           -------     -------     -------     -------
Total tons shipped                                         103,700         100     212,400         100
                                                           =======     =======     =======     =======

Decreased revenues for the first quarter of 1999 were due to reduced shipment volumes and prices for all products. Demand for oilfield products declined as the active rig count continued falling to 498 shortly after the end of the quarter from 889 a year ago. Shipments of specialty tubing were down due to lower demand in certain Asian markets and hydraulic cylinder applications. Flat rolled steel and other tubular markets were weak due to the continued effect of low-priced imports on the domestic market.

The gross loss and operating loss for the three months ended March 31, 1999 was $2.2 million and $6.0 million, respectively, compared to gross earnings and operating earnings of $15.4 million and $10.3 million, respectively, for the same 1998 period. The gross loss and operating loss were due to lower realized prices and shipments in Lone Star's three business segments. Significantly decreased production volumes also negatively impacted gross and operating margins as fixed and semi-fixed costs were absorbed by fewer units of production.

The net loss from first quarter of 1999 was $6.6 million, or $.29 per diluted share. Also, interest expense increased to $0.9 million from $0.7 million due to higher interest rates on Steel's revolving credit facility.

                        FINANCIAL CONDITION AND LIQUIDITY

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

At March 31, 1999, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities of $31.2 million, down from $33.0 million at December 31, 1998. Lone Star has no immediate cash requirements as Steel reimburses Lone Star for those expenses incurred for Steel's benefit under a cost-sharing plan. Lone Star has no debt.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings under Steel's revolving credit facility and from Lone Star.

On March 16, 1999, Steel refinanced its revolving credit facility with a new three year $90.0 million revolving line of credit and a three year $10.0 million term loan with a new lender. The new revolving credit facility is similar to the prior facility in that Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. However, the borrowing capacity is increased under the new facility due to higher borrowing base percentages and less restrictive limitations on the inventory portion of the borrowing base. As of March 31, 1999, borrowings totaled $37.7 million including the term loan with a remaining availability of $33.2 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

YEAR 2000. In order to prepare Lone Star and Steel for the Year 2000, a plan has been implemented detailing a process to ensure that its various computer systems are or become Year 2000 compliant. This plan encompasses three primary areas: business systems (both hardware and software), communications equipment, and manufacturing equipment. The various stages in this process include assessment (identifying systems which need change), remediation (making changes in the software or hardware), verification (testing the changes), and implementation of the Year 2000 compliant systems. All stages of the process were completed for the business systems hardware and software and communication equipment of Lone Star and Steel during the first quarter of 1999, and they are now Year 2000 compliant. Approximately 90% of the manufacturing equipment has been assessed at March 31, 1999 with no changes required. The remaining assessment is expected to be completed by the end of April 1999, and, although no changes are expected to be necessary, remediation, verification and implementation processes will be developed at that time if needed.

This plan also entails assessing certain Year 2000 risks related to third party relationships through communications with key suppliers and customers. The processes described above will be performed on identified third party issues that are correctable. For those key suppliers and customers that may be identified as a concern, such concerns will be addressed in Lone Star and Steel's contingency plan. Lone Star and Steel have not identified the "most reasonably likely worst case year 2000 scenarios"; however, risks identified through the process described above will be analyzed and evaluated and a contingency plan will be developed in the second quarter of 1999 on how those identified risks will be handled if that is deemed necessary. The cumulative costs incurred through March 31, 1999 to achieve Year 2000 compliance are approximately $1.5 million, and are estimated to total $1.6 million upon completion in 1999.

Steel believes that funds generated by operations and its borrowing capacity under the revolving credit agreement will provide the liquidity necessary to fund its cash requirements for the remainder of 1999.

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

                          PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         No.  10.30   Financing Agreement dated March 12, 1999 between Steel and
                      The CIT Group/Business Credit, Inc.

         No.  10.31   Subordination Agreement dated March 12, 1999 between Lone
                      Star and The CIT Group/Business Credit, Inc.

         No.  10.32   Intercreditor Agreement dated March 12, 1999 among Lone
                      Star, Steel and The CIT Group/Business Credit, Inc.

         No. 27       Financial Data Schedule

(b)      Reports on Form 8-K:  none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LONE STAR TECHNOLOGIES, INC.
                                               By:     /s/ Charles J. Keszler
                                                  ---------------------------
                                                          (Charles J. Keszler)
                                                     Vice President - Finance

Dated: April 27, 1999