Form 10-Q
period 1999-06-30
LONE STAR TECHNOLOGIES INC
filed 1999-07-26
CIK 791348

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


                       For the quarter ended June 30, 1999

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

     As of July 12, 1999, the number of shares of Common Stock outstanding at $1.00 par value per share was 22,586,373.

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

                Consolidated Statements of Earnings.............................. 3

                Consolidated Balance Sheets.......................................4

                Consolidated Statements of Cash Flows.............................5

                Notes to Consolidated Financial Statements........................6


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS..............................7

                Results of Operations.............................................8

                Financial Condition and Liquidity.................................9


                               PART II - OTHER INFORMATION


Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............10

Item 5.         OTHER INFORMATION................................................10

Item 6.         REPORTS ON FORM 8-K..............................................10


In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and the cash flows and the results of operations for the three months and six months ended June 30, 1999 and 1998. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1998. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

                          LONE STAR TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)

                                                               For the Quarter Ended              For the Six Months Ended
                                                                     June 30,                             June 30,
                                                                1999          1998                  1999           1998
                                                             ------------------------            -------------------------

Net revenues                                                 $     77.2         129.0            $   140.9          280.0
Cost of goods sold                                                (77.7)       (121.3)              (143.6)        (256.9)
                                                             --------------------------------------------------------------
  Gross earnings (loss)                                            (0.5)          7.7                 (2.7)          23.1
Selling, general and administrative expenses                       (3.6)         (5.1)                (7.4)         (10.2)
                                                             --------------------------------------------------------------
  Operating earnings (loss)                                        (4.1)          2.6                (10.1)          12.9
Interest income                                                     0.4           0.5                  0.8            1.0
Interest expense                                                   (1.0)         (1.0)                (1.9)          (1.7)
Other income (expense)                                             (0.1)          0.1                 (0.2)           0.1
                                                             --------------------------------------------------------------
  Earnings (loss) before income tax                                (4.8)          2.2                (11.4)          12.3
Income tax                                                            -             -                    -           (0.2)
                                                             --------------------------------------------------------------
  NET EARNINGS (LOSS)                                        $     (4.8)          2.2            $   (11.4)          12.1
===========================================================================================================================


Per common share - basic:
  NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS       $    (0.21)         0.09            $   (0.51)          0.53

===========================================================================================================================


Per common share - diluted:
  NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS       $    (0.21)         0.09            $   (0.51)          0.52

===========================================================================================================================

See accompanying notes.

                           LONE STAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED; IN MILLIONS, EXCEPT SHARE DATA)

                                                                             June 30,              December 31,
                                                                                 1999                      1998
                                                                     -------------------------------------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                         $           20.7          $           20.9
   Short-term investments                                                         1.1                       3.1
   Accounts receivable, net                                                      41.9                      36.3
   Current inventories, net                                                      77.5                      88.9
   Other current assets                                                           3.4                       3.7
                                                                     -------------------------------------------
 TOTAL CURRENT ASSETS                                                           144.6                     152.9

 Marketable securities                                                           11.0                       9.0
 Property, plant, and equipment, net                                            153.1                     157.8
 Other noncurrent assets                                                         16.0                      16.1
                                                                     -------------------------------------------
TOTAL ASSETS                                                         $          324.7          $          335.8
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
   Current portion of term loan                                      $            2.0          $              -
   Accounts payable                                                              27.7                      15.8
   Accrued liabilities                                                           20.2                      25.6
                                                                     -------------------------------------------
 TOTAL CURRENT LIABILITIES                                                       49.9                      41.4
                                                                     -------------------------------------------

  Term loan                                                                       8.0                        -
  Revolving credit facility                                                      29.0                      46.0
  Postretirement benefit obligations                                             43.3                      41.5
  Other noncurrent liabilities                                                   16.1                      17.8
                                                                     -------------------------------------------
TOTAL LIABILITIES                                                               146.3                     146.7
                                                                     -------------------------------------------

Commitments and contingencies (See Note 6)                                         -                         -

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value
     (authorized:  10,000,000 shares, issued:  none)                               -                         -
  Common stock, $1 par value
     (authorized:  80,000,000 shares, issued:  23,061,864)                       23.1                      23.1
  Capital surplus                                                               209.9                     209.9
  Accumulated other comprehensive loss                                          (12.8)                    (12.8)
  Retained deficit                                                              (26.9)                    (15.5)
  Treasury stock (475,491 and 566,116 common shares, respectively)              (14.9)                    (15.6)
----------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                      178.4                     189.1
                                                                     -------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $          324.7          $          335.8
================================================================================================================

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED; IN MILLIONS)

                                                                       For the Quarter Ended     For the Six Months Ended
                                                                              June 30,                  June 30,
                                                                          1999       1998            1999       1998
                                                                  --------------------------------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                               $       23.1        5.2    $       20.9       14.2
==========================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                    (4.8)       2.2           (11.4)      12.1
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                                           4.1        3.9             8.3        7.7
   Accounts receivable, net                                               (8.1)       6.2            (5.6)       7.0
   Current inventories, net                                               (3.1)     (17.0)           11.4      (30.8)
   Accounts payable and accrued liabilities                                9.8       10.0             6.5       (9.5)
   Other                                                                   3.3       (3.2)           (0.1)       0.2
                                                                  --------------------------------------------------------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    1.2        2.1             9.1      (13.3)
                                                                  --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (1.6)      (5.4)           (3.0)     (10.8)
   Short-term investments                                                   -          -              2.0        4.0
   Marketable securities                                                  (4.0)       1.1            (2.0)       1.1
                                                                  --------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                              (5.6)      (4.3)           (3.0)      (5.7)
                                                                  --------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                             -          -            10.0          -
   Initial borrowings under new revolving credit facility                   -          -            34.0          -
   Net borrowings (payments) under revolving credit facility               1.3       14.0           (7.0)       21.0
   Net payments under old revolving credit facility                         -          -           (44.0)         -
   Treasury stock purchases                                                 -        (1.2)            -         (1.5)
   Issuance of common stock                                                0.7        0.1            0.7         1.2
                                                                  --------------------------------------------------------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    2.0       12.9           (6.3)       20.7
                                                                  --------------------------------------------------------

       Net increase (decrease) in cash and cash equivalents               (2.4)      10.7           (0.2)        1.7

ENDING CASH AND CASH EQUIVALENTS                                  $       20.7       15.9    $      20.7        15.9
==========================================================================================================================

See accompanying notes.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BUSINESS SEGMENTS DATA


                                                                          (in millions)                         (in millions)

                                                                      For the Quarter Ended                For the Six Months Ended
                                                                             June 30,                              June 30,
                                                                      1999               1998               1999               1998
                                                               ---------------------------------------------------------------------
OILFIELD PRODUCTS
Net revenues                                                 $        37.2               80.1      $        67.2              178.9
Operating earnings (loss)                                             (4.0)               2.3               (8.6)              11.0
Identifiable assets                                                  145.0              244.2              145.0              244.2
Capital expenditures                                                   0.5                3.0                1.1                6.0
Depreciation and amortization                                          2.1                2.3                4.3                4.6

SPECIALTY TUBING
Net revenues                                                 $        29.7               32.2      $        56.4               67.6
Operating earnings                                                     2.2                1.7                2.6                4.6
Identifiable assets                                                  124.6              123.7              124.6              123.7
Capital expenditures                                                   1.1                2.4                1.9                4.7
Depreciation and amortization                                          1.8                1.4                3.6                2.7

FLAT ROLLED STEEL AND OTHER TUBULAR PRODUCTS
Net revenues                                                 $        10.3               16.7      $        17.3               33.5
Operating loss                                                        (1.6)              (0.5)              (2.8)              (1.0)
Identifiable assets                                                   17.6               21.6               17.6               21.6
Capital expenditures                                                     -                  -                  -                0.1
Depreciation and amortization                                          0.2                0.2                0.4                0.4

CORPORATE AND OTHER NON-SEGMENTS
Net revenues                                                 $           -                  -      $           -                  -
Operating loss                                                        (0.7)              (0.9)              (1.3)              (1.7)
Identifiable assets                                                   37.5               40.5               37.5               40.5

CONSOLIDATED TOTALS
Net revenues                                                 $        77.2              129.0      $       140.9              280.0
Operating earnings (loss)                                             (4.1)               2.6              (10.1)              12.9
Identifiable assets                                                  324.7              430.0              324.7              430.0
Capital expenditures                                                   1.6                5.4                3.0               10.8
Depreciation and amortization                                          4.1                3.9                8.3                7.7




NOTE 2 - LONE STAR STEEL COMPANY ("STEEL") REVOLVING CREDIT AGREEMENT
Steel has a $90.0 million revolving line of credit and a three year $10.0 million term loan. Under the revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At June 30, 1999, borrowings totaled $39.0 million including the term loan with a remaining availability of $44.5 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended June 30, 1999 and 1998, respectively, were 22.5 million and
22.6 million, and the six months ended June 30, 1999 and 1998, were 22.5 million and 22.6 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute dilutive earnings per share for the three months ended June 30, 1999 and 1998, were 22.5 million and 22.9 million, respectively, and the six months ended June 30, 1999 and 1998, were 22.5 million and 23.0 million, respectively.

NOTE 4 - INVENTORIES
At June 30, 1999, inventories totaled $104.0 million before LIFO reserves and were composed of finished goods, $31.3 million; work in process, $32.3 million; and raw materials and supplies, $40.4 million. Net of LIFO reserves of $19.0 million, inventories were $85.0 million, of which $7.5 million (consisting of supplies and spare parts) were classified as noncurrent assets.

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

NOTE 7 - INCOME TAXES
Lone Star had federal tax net operating loss carryforwards of approximately $245.6 million at December 31, 1998, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. Because of the net losses for the three months and six months ended June 30, 1999, no provisions for taxes were recognized in these periods. A provision for alternative minimum tax of $.02 million was recognized for the six months ended June 30, 1998. If not utilized, the net operating loss carryforwards will expire between years 2003 and 2013.


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

                            RESULTS OF OPERATIONS

Revenues of $77.2 million for the three months ended June 30, 1999 decreased 40% from the second quarter of 1998. Revenues comprised $37.2 million from oilfield products, $29.7 million from specialty tubing products, and $10.3 million from flat rolled steel and other tubular products, representing a decrease of 54%, 8%, and 38%, respectively.

Revenues for the first six months of 1999 of $140.9 million were 50% lower than the same 1998 period. Oilfield, specialty tubing, and flat rolled steel and other tubular products revenues declined 62%, 17% and 48%, respectively.

Second quarter 1999 shipments decreased 29% when compared to the same period 1998 to 135,300 tons and consisted of 73,300 tons of oilfield products, 28,200 tons of specialty tubing products and 33,800 tons of flat rolled steel and other tubular products. Oilfield products, specialty tubing products, and flat rolled steel and other tubular products shipments decreased by 37%, 4%, and 27%, respectively.

Consolidated revenues reported in the statements of earnings are as follows:


                                                                   ($ in millions)                      ($ in millions)
                                                                For the Quarter Ended              For the Six Months Ended
                                                                       June 30,                            June 30,
                                                             1999      %     1998      %         1999      %    1998       %
                                                             ----      -     ----      -         ----      -    ----       -
Oilfield products revenues                                   37.2     48     80.1     62         67.2     48    178.9     64
Specialty tubing products revenues                           29.7     39     32.2     25         56.4     40     67.6     24
Flat rolled steel and other tubular products revenues        10.3     13     16.7     13         17.3     12     33.5     12
                                                             ----     --     ----     --         ----     --     ----     --
Consolidated net revenues                                    77.2    100    129.0    100        140.9    100    280.0    100
                                                             ----    ---    -----    ---        -----    ---    -----    ---
                                                             ----    ---    -----    ---        -----    ---    -----    ---


Shipments of products by segment are as follows:


                                                                       (in tons)                              (in tons)
                                                                 For the Quarter Ended                 For the Six Months Ended
                                                                       June 30,                                June 30,
                                                            1999      %         1998      %         1999      %         1998      %
                                                            ----      -         ----      -         ----      -         ----      -
Oilfield products                                         73,300     54      115,900     61      129,200     54      251,400     62
Specialty tubing products                                 28,200     21       29,300     15       52,700     22       61,400     15
Flat rolled steel and other tubular products              33,800     25       46,000     24       57,100     24       90,800     23
                                                          ------     --       ------     --       ------     --       ------     --
Total tons shipped                                       135,300    100      191,200    100      239,000    100      403,600    100
                                                         -------    ---      -------    ---      -------    ---      -------    ---
                                                         -------    ---      -------    ---      -------    ---      -------    ---


Decreased revenues for the second quarter of 1999 were due to reduced shipment volumes and prices for all products. Demand for oilfield products declined as the active rig count continued falling to a record low of 488 during the quarter. Shipments of specialty tubing were down due to reduced demand in certain Asian markets. Flat rolled steel and other tubular markets were weak due to the continued effect of low-priced imports on the domestic market.

The gross loss and operating loss for the three months ended June 30, 1999 was $0.5 million and $4.1 million, respectively, compared to gross earnings and operating earnings of $7.7 million and $2.6 million, respectively, for the same 1998 period. The gross loss and operating loss were due to lower realized prices and shipments in Lone Star's three business segments. Significantly decreased production volumes also negatively impacted gross and operating margins as fixed and semi-fixed costs were absorbed by fewer units of production.

The net loss from second quarter of 1999 was $4.8 million, or $.21 per diluted share.

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

At June 30, 1999, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities of $32.8 million, compared to $33.0 million at December 31, 1998. Lone Star has no immediate cash requirements as Steel reimburses Lone Star for those expenses incurred for Steel's benefit under a cost-sharing plan. Lone Star has no debt.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings under Steel's revolving credit facility and from Lone Star.

Steel has a $90.0 million revolving line of credit. Under the revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At June 30, 1999, borrowings totaled $39.0 million including the term loan with a remaining availability of $44.5 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

YEAR 2000. In order to prepare Lone Star and Steel for the Year 2000, a plan has been implemented detailing a process to ensure that its various computer systems are or become Year 2000 compliant. This plan encompasses three primary areas: business systems (both hardware and software), communications equipment, and manufacturing equipment. The various stages in this process include assessment (identifying systems which need change), remediation (making changes in the software or hardware), verification (testing the changes), and implementation of the Year 2000 compliant systems. All stages of the process were completed for the business systems hardware and software and communication equipment of Lone Star and Steel and they are now Year 2000 compliant. All of the manufacturing equipment has been assessed at June 30, 1999 with minimal changes required.

This plan also entails assessing certain Year 2000 risks related to third party relationships through communications with key suppliers and customers. The processes described above will be performed on identified third party issues that are correctable. For those key suppliers and customers that may be identified as a concern, such concerns will be addressed in Lone Star and Steel's contingency plan. Lone Star and Steel have not identified the "most reasonably likely worst case year 2000 scenarios"; however, risks identified through the process described above will be analyzed and evaluated and a contingency plan will be developed in the third quarter of 1999 on how those identified risks will be handled if that is deemed necessary. The cumulative costs incurred through June 30, 1999 to achieve Year 2000 compliance are approximately $1.5 million, and are estimated to total $1.6 million upon completion in 1999.

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

                          PART II. - OTHER INFORMATION


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Shareholders of the registrant was held on May 11, 1999. At that meeting, two proposals were voted on: the election of one director and the adoption of amendments to the 1985 Long-Term Incentive Plan. Dean P. Guerin was elected a director of the registrant and received affirmative votes of 20,421,227 and negative votes of 695,066. The amendments to the Plan were approved by an affirmative vote of 19,187,565, with 1,868,989 shares voted against and 59,738 shares abstaining.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         No. 10.1(c) Amendments to the 1985 Long-Term Incentive Plan adopted on
                     May 11, 1999.
         No. 27.     Financial Data Schedule
(b)      Reports on Form 8-K:  none


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

Dated:  July 22, 1999