Form 10-Q
period 1999-09-30
LONE STAR TECHNOLOGIES INC
filed 1999-10-27
CIK 791348

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 1999

                         COMMISSION FILE NUMBER: 1-12881


                          LONE STAR TECHNOLOGIES, INC.



                            (A DELAWARE CORPORATION)

                       15660 N. DALLAS PARKWAY, SUITE 500
                               DALLAS, TEXAS 75248

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

     As of October 15, 1999, the number of shares of Common Stock outstanding at $1.00 par value per share was 22,586,373.



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

          Consolidated Statements of Earnings................................................3

          Consolidated Balance Sheets........................................................4

          Consolidated Statements of Cash Flows..............................................5

          Notes to Consolidated Financial Statements.........................................6



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS...............................................7

          Results of Operations..............................................................8

          Financial Condition and Liquidity..................................................9



                     PART II - OTHER INFORMATION



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................10

Item 5.   OTHER INFORMATION.................................................................10

Item 6.   REPORTS ON FORM 8-K...............................................................10



                                     LONE STAR TECHNOLOGIES, INC.
                                 CONSOLIDATED STATEMENTS OF EARNINGS
                             (Unaudited; in millions, except share data)


                                                                      For the Quarter Ended           For the Nine Months Ended
                                                                           September 30,                     September 30,
                                                                       1999            1998             1999              1998
                                                                ----------------------------------------------------------------
      Net revenues                                              $      99.5            88.9        $   240.4             368.9
      Cost of goods sold                                              (92.6)          (98.8)          (236.2)           (355.7)
                                                                ----------------------------------------------------------------
        Gross earnings (loss)                                           6.9            (9.9)             4.2              13.2
      Selling, general and administrative expenses                     (3.9)           (5.1)           (11.3)            (15.3)
                                                                ----------------------------------------------------------------
        Operating earnings (loss)                                       3.0           (15.0)            (7.1)             (2.1)
      Interest income                                                   0.5             0.4              1.3               1.4
      Interest expense                                                 (1.4)           (1.2)            (3.3)             (2.8)
      Other expense                                                    (0.1)             -              (0.3)               -
                                                                ----------------------------------------------------------------
        Earnings (loss) before income tax                               2.0           (15.8)            (9.4)             (3.5)
      Income tax                                                         -              0.2               -                 -
                                                                ----------------------------------------------------------------
        NET EARNINGS (LOSS)                                     $       2.0           (15.6)       $    (9.4)             (3.5)
      ==========================================================================================================================


      Per common share - basic:
        NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS    $      0.09           (0.69)       $   (0.42)            (0.15)
      ==========================================================================================================================


      Per common share - diluted:
        NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS    $      0.09           (0.69)       $   (0.42)            (0.15)
      ==========================================================================================================================

                           See accompanying notes.

                               LONE STAR TECHNOLOGIES, INC.
                               CONSOLIDATED BALANCE SHEETS
                       (Unaudited; in millions, except share data)

                                                                    September 30,     December 31,
                                                                         1999             1998
                                                                    ------------------------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                        $       17.0      $      20.9
   Short-term investments                                                    1.2              3.1
   Accounts receivable, net                                                 56.7             36.3
   Current inventories, net                                                 82.6             88.9
   Other current assets                                                      3.6              3.7
                                                                    ------------------------------
 TOTAL CURRENT ASSETS                                                      161.1            152.9

 Marketable securities                                                      15.4              9.0
 Property, plant, and equipment, net                                       150.5            157.8
 Other noncurrent assets                                                    15.6             16.1
                                                                    ------------------------------
TOTAL ASSETS                                                        $      342.6      $     335.8
==================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
   Current portion of term loan                                     $        2.0      $        -
   Accounts payable                                                         47.4             15.8
   Accrued liabilities                                                      20.3             25.6
                                                                    ------------------------------
TOTAL CURRENT LIABILITIES                                                   69.7             41.4
                                                                    ------------------------------

   Term loan                                                                 7.5               -
   Revolving credit facility                                                25.8             46.0
   Postretirement benefit obligations                                       43.2             41.5
   Other noncurrent liabilities                                             16.0             17.8
                                                                    ------------------------------
TOTAL LIABILITIES                                                          162.2            146.7
                                                                    ------------------------------

Commitments and contingencies (See Note 7)                                    -                -

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value
     (authorized: 10,000,000 shares, issued: none)                            -                -
   Common stock, $1 par value
     (authorized: 80,000,000 shares, issued: 23,061,864)                    23.1             23.1
   Capital surplus                                                         209.9            209.9
   Accumulated other comprehensive loss                                    (12.8)           (12.8)
   Retained deficit                                                        (24.9)           (15.5)
   Treasury stock (475,491 and 566,116 common shares, respectively)        (14.9)           (15.6)
                                                                    ------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 180.4            189.1
                                                                    ------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $      342.6      $     335.8
==================================================================================================

See accompanying notes.

                             LONE STAR TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited; in millions)

                                                                     For the Quarter Ended      For the Nine Months Ended
                                                                         September 30,                 September 30
                                                                       1999         1998           1999            1998
                                                                     ----------------------------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                                  $    20.7        15.9      $    20.9           14.2
=========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                     2.0       (15.6)          (9.4)          (3.5)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Depreciation and amortization                                           4.2         4.0           12.5           11.7
   Accounts receivable, net                                              (14.8)       26.7          (20.4)          33.7
   Current inventories, net                                               (5.1)        6.2            6.3          (24.6)
   Accounts payable and accrued liabilities                               19.8       (27.3)          26.3          (36.8)
   Other                                                                  (0.4)       (1.2)          (0.5)          (1.0)
                                                                     ----------------------------------------------------
       NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    5.7        (7.2)          14.8          (20.5)
                                                                     ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (1.2)       (3.7)          (4.2)         (14.5)
   Short-term investments                                                 (0.1)        2.0            1.9            3.1
   Marketable securities                                                  (4.4)        2.0           (6.4)           6.0
                                                                     ----------------------------------------------------
       NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                   (5.7)        0.3           (8.7)          (5.4)
                                                                     ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                             (0.5)         -            (0.5)            -
   Proceeds from long-term debt                                             -           -            10.0             -
   Initial borrowings under new revolving credit facility                   -           -            34.0             -
   Net borrowings (payments) under revolving credit facility              (3.2)        4.0          (10.2)          25.0
   Net payments under old revolving credit facility                         -           -           (44.0)            -
   Treasury stock purchases                                                 -         (0.4)            -            (1.9)
   Issuance of common stock                                                            0.1            0.7            1.3
                                                                     ----------------------------------------------------
       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (3.7)        3.7          (10.0)          24.4
                                                                     ----------------------------------------------------

         Net decrease in cash and cash equivalents                        (3.7)       (3.2)          (3.9)          (1.5)

ENDING CASH AND CASH EQUIVALENTS                                     $    17.0        12.7      $    17.0           12.7
=========================================================================================================================

See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1
In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the cash flows and the results of operations for the three months and nine months ended September 30, 1999 and 1998. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1998. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Technologies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - BUSINESS SEGMENTS DATA




                                                                      (in millions)                        (in millions)

                                                                 For the Quarter Ended               For the Nine Months Ended
                                                                     September 30,                         September 30,
                                                                1999               1998               1999               1998
                                                           ---------------------------------------------------------------------
    OILFIELD PRODUCTS
    Net revenues                                         $      51.3               46.8     $        118.5              225.7
    Operating earnings (loss)                                     -                (9.2)              (8.6)               1.8
    Identifiable assets                                        152.2              213.2              152.2              213.2
    Capital expenditures                                         0.7                1.9                1.8                7.9
    Depreciation and amortization                                2.3                2.2                6.6                6.8


    SPECIALTY TUBING
    Net revenues                                         $      32.0               30.2     $         88.4               97.8
    Operating earnings                                           5.0               (3.2)               7.6                1.4
    Identifiable assets                                        130.3              124.0              130.3              124.0
    Capital expenditures                                         0.5                1.7                2.4                6.4
    Depreciation and amortization                                1.5                1.5                5.1                4.2


    FLAT ROLLED STEEL AND OTHER TUBULAR PRODUCTS
    Net revenues                                         $      16.2               11.9     $         33.5               45.4
    Operating loss                                              (1.2)              (1.6)              (4.0)              (2.6)
    Identifiable assets                                         21.9               18.3               21.9               18.3
    Capital expenditures                                          -                 0.1                 -                 0.2
    Depreciation and amortization                                0.4                0.3                0.8                0.7


    CORPORATE AND OTHER NON-SEGMENTS
    Net revenues                                         $        -                  -     $            -                  -
    Operating loss                                              (0.8)              (1.0)              (2.1)              (2.7)
    Identifiable assets                                         38.2               33.8               38.2               33.8

    CONSOLIDATED TOTALS
    Net revenues                                         $      99.5               88.9     $        240.4              368.9
    Operating earnings (loss)                                    3.0              (15.0)              (7.1)              (2.1)
    Identifiable assets                                        342.6              389.3              342.6              389.3
    Capital expenditures                                         1.2                3.7                4.2               14.5
    Depreciation and amortization                                4.2                4.0               12.5               11.7

NOTE 3 - LONE STAR STEEL COMPANY ("STEEL") REVOLVING CREDIT AGREEMENT
On March 16, 1999, Steel entered into a $90.0 million revolving line of credit and a three year $10.0 million term loan. Under the revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At September 30, 1999, borrowings totaled $35.3 million including $9.5 million on the term loan with a remaining availability of $60.3 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

NOTE 4 - EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended September 30, 1999 and 1998, respectively, were 22.6 million and 22.5 million, and the nine months ended September 30, 1999 and 1998, were 22.5 million and 22.5 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute dilutive earnings per share for the three months ended September 30, 1999 were 22.9 million. Dilutive securities (stock options) equivalent to .2 million, .3 million, and .3 million shares of common stock were outstanding during the three months ended September 30, 1998 and nine months ended September 30, 1999 and 1998 respectively. These shares were not included in the computation of diluted earnings per share. Lone Star Technologies, Inc. (Lone Star) had losses in those periods and the effect of including the dilutive securities in earnings per share would have been anti-dilutive.

NOTE 5 - INVENTORIES
At September 30, 1999, inventories totaled $110.1 million before LIFO reserves and were composed of finished goods, $27.1 million; work in process, $33.8 million; and raw materials and supplies, $49.2 million. Net of LIFO reserves of $20.3 million, inventories were $89.8 million, of which $7.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 6 - CASH, INVESTMENTS, AND MARKETABLE SECURITIES
Lone Star's cash equivalents include highly liquid investments in a fund consisting of U.S. government and related agencies obligations with original maturities of less than three months. Short-term investments consist of U.S. government and related agencies obligations with maturities at purchase greater than three months and up to one year. Marketable securities consist of U.S. government and related agencies obligations with maturities at purchase greater than one year and up to two years. Lone Star's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because Lone Star has the intent and ability to hold them to maturity.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
Steel has various commitments for the purchase of raw materials, certain tubular goods, supplies, services, and energy arising in the ordinary course of business. The majority of these commitments are for a period of less than one year.

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

NOTE 8 - INCOME TAXES
Lone Star had federal tax net operating loss carryforwards of approximately $245.6 million at December 31, 1998, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the

FDIC for certain tax benefits. Because of the net losses for the nine months ended September 30, 1999, no provisions for taxes were recognized for the three months and nine months ended September 30, 1999. A recovery of alternative minimum tax of $.2 million was recognized for the three months ended September 30, 1998. If not utilized, the net operating loss carryforwards will expire between years 2003 and 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star is a management and holding company whose principal operating subsidiary, Steel, manufactures and globally markets oilfield products consisting of casing, tubing and line pipe to the oil and gas drilling industry, specialty tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets. Although oil and natural gas prices have increased and the active rig count has substantially increased in the third quarter, oil and gas markets remain volatile and uncertainty exists regarding the future levels of oil and gas prices and related drilling activity. Therefore, no assurance can be given regarding the extent of future demand for Steel's oilfield products.

                              RESULTS OF OPERATIONS

Revenues of $99.5 million for the three months ended September 30, 1999 increased 12% from the third quarter of 1998. Revenues comprised $51.3 million from oilfield products, $32.0 million from specialty tubing products, and $16.2 million from flat rolled steel and other tubular products, representing an increase of 10%, 6%, and 36%, respectively.

Revenues for the first nine months of 1999 of $240.4 million were 35% lower than the same 1998 period. Oilfield, specialty tubing, and flat rolled steel and other tubular products revenues declined 47%, 10% and 26%, respectively.

Third quarter 1999 shipments increased 35% when compared to the same period 1998 to 177,300 tons and consisted of 94,700 tons of oilfield products, 32,100 tons of specialty tubing products and 50,500 tons of flat rolled steel and other tubular products. Oilfield products, specialty tubing products, and flat rolled steel and other tubular products shipments increased by 35%, 16%, and 52%, respectively.

Consolidated revenues reported in the statements of earnings are as follows:

                                             ($ in millions)              ($ in millions)
                                           For the Quarter Ended     For the Nine Months Ended
                                              September 30,                September 30,
                                          1999    %    1998    %     1999     %     1998     %
                                          ----   ---   ----   ---   ------   ---   ------   ---
Oilfield products revenues                51.3    52   46.8    53    118.5    49    225.7    61
Specialty tubing products revenues        32.0    32   30.2    34     88.4    37     97.8    27
Flat rolled steel and other tubular
products revenues                         16.2    16   11.9    13     33.5    14     45.4    12
                                          ----   ---   ----   ---   ------   ---   ------   ---
Consolidated net revenues                 99.5   100   88.9   100    240.4   100    368.9   100
                                          ====   ===   ====   ===   ======   ===   ======   ===

Shipments of products by segment are as follows:

                                                        (in tons)                       (in tons)
                                                   For the Quarter Ended         For the Nine Months Ended
                                                       September 30,                   September 30,
                                                 1999     %     1998      %     1999      %     1998      %
                                               -------   ---   -------   ---   -------   ---   -------   ---
Oilfield products                               94,700    53    70,100    54   223,900    54   321,500    60
Specialty tubing products                       32,100    18    27,600    21    84,800    20    89,000    17
Flat rolled steel and other tubular products    50,500    29    33,200    25   107,600    26   124,000    23
                                               -------   ---   -------   ---   -------   ---   -------   ---
Total tons shipped                             177,300   100   130,900   100   416,300   100   534,500   100
                                               =======   ===   =======   ===   =======   ===   =======   ===

Increased revenues for the third quarter of 1999 were due to higher shipment volumes in all segments. Oilfield revenue advanced on additional shipment volumes as the number of active rigs advanced 26% to 730 at the end of the third quarter from the end of the second quarter of 1999. Shipments of specialty tubing were up due to continued demand growth for new heavy wall products. Flat rolled steel and other tubular revenues were improved due to increased volumes resulting from reduced imports into the domestic market.

The gross earnings and operating earnings for the three months ended September 30, 1999 were $6.9 million and $3.0 million, respectively, compared to a gross loss and operating loss of $9.9 million and $15.0 million, respectively, for the same 1998 period. Gross earnings and operating earnings included $1.8 million from settlement of lawsuits against graphite electrode manufacturers. Third quarter 1999 mill operating costs were significantly lower than the third quarter of 1998 due to previous completion of capital projects directed at lowering product costs and reengineered specialty tubing scheduling and delivery systems. Increased production volumes favorably impacted gross and operating margins as fixed and semi-fixed costs were absorbed by more units of production. In addition, selling, general, and administration expenses were 24% lower than in the third quarter of 1998.

Net earnings in third quarter of 1999 were $2.0 million, or $.09 per diluted share, which included $1.8 million, or $.08 per diluted share, from settlement of lawsuits against graphite electrode manufacturers.

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

At September 30, 1999, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities of $33.6 million, compared to $33.0 million at December 31, 1998. Lone Star has no immediate cash requirements as Steel reimburses Lone Star for those expenses incurred for Steel's benefit under a cost-sharing plan. Lone Star has no debt.

Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings under Steel's revolving credit facility and from Lone Star.

On March 16, 1999, Steel entered into a $90.0 million revolving line of credit and a three year $10.0 million term loan. Under the revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At September 30, 1999, borrowings totaled $35.3 million including $9.5 million on the term loan with a remaining availability of $60.3 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

Steel periodically purchases steel slabs under consignment arrangements for use in its production process, which affords

Steel somewhat longer payment periods for this raw material. Steel makes the payment as the slabs are used plus interest on unpaid amounts. At the end of the third quarter 1999, $16.1 million of consigned slabs was included in accounts payable.

Steel's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

YEAR 2000. In order to prepare Lone Star and Steel for the Year 2000, a plan has been implemented detailing a process to ensure that its various computer systems are or become Year 2000 compliant. This plan encompasses three primary areas: business systems (both hardware and software), communications equipment, and manufacturing equipment. The various stages in this process include assessment (identifying systems which need change), remediation (making changes in the software or hardware), verification (testing the changes), and implementation of the Year 2000 compliant systems. All stages of the process were completed for the business systems hardware and software and communication equipment of Lone Star and Steel and they are now Year 2000 compliant. All of the manufacturing equipment has been assessed with minimal changes required and will be Year 2000 compliant by December 31, 1999.

This plan also entails assessing certain Year 2000 risks related to third party relationships through communications with key suppliers and customers. The processes described above have been performed on identified third party issues that are correctable. For those key suppliers and customers identified as a concern, such concerns are addressed in Lone Star and Steel's contingency plan. The contingency plan also considers risks for the "most reasonably likely worst case year 2000 scenarios" and how those identified risks will be handled. The cumulative costs incurred through September 30, 1999 to achieve Year 2000 compliance are approximately $1.5 million, and are estimated to total $1.6 million upon completion in 1999.

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

Dated: October 27, 1999