Form 10-K
period 1999-12-31
LONE STAR TECHNOLOGIES INC
filed 2000-03-27
CIK 791348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                         COMMISSION FILE NUMBER 1-12881

                          LONE STAR TECHNOLOGIES, INC.

                            (A DELAWARE CORPORATION)

                       15660 N. DALLAS PARKWAY, SUITE 500
                               DALLAS, TEXAS 75248

                                  972/770-6401

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes 3 No__.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [3]

As of March 17, 2000, the number of shares of common stock outstanding was 23,500,325. The aggregate market value of common stock (based upon the closing price on the New York Stock Exchange on that date) held by nonaffiliates of the registrant, including Alpine Capital, L.P. and related entities, was approximately $1.12 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
                                     PART I
                                     ------
ITEM 1.  BUSINESS.................................................................................................3

ITEM 2.  PROPERTIES..............................................................................................10

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.........................................................11

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS.............................................................................11

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION........................................................12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................19

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS
         AND SUPPLEMENTARY DATA..................................................................................20

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................................................40

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
         OF THE REGISTRANT.......................................................................................40

ITEM 11. EXECUTIVE COMPENSATION..................................................................................40

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT..........................................................................................40

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................40

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.................................................................................40

ITEM 15. SIGNATURES..............................................................................................44

                                     PART I
                                     ------

ITEM 1.         BUSINESS

GENERAL

      Lone Star Technologies, Inc. (Lone Star) is a management and holding company that had one principal operating subsidiary, Lone Star Steel Company (Steel), at December 31, 1999. On January 3, 2000, Lone Star's new subsidiary, Fintube Technologies, Inc. (Fintube), acquired the assets of Fintube Limited Partnership (see subsequent events Note M to the consolidated financial statements) and became Lone Star's other principal operating subsidiary.

      Steel and Fintube together serve three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services. Oilfield products are comprised of casing, tubing and line pipe that are manufactured and marketed globally to the oil and gas drilling industry. Historically, Lone Star's specialty tubing products have included Drawn Over Mandrel (DOM) tubing and as-welded tubing that are manufactured and marketed globally to automotive, fluid power and other markets for various mechanical applications. After the Fintube acquisition, Lone Star's specialty tubing products now also include specialty finned tubular products used in a variety of heat recovery applications. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets. Additional segment information is included in Note B to the consolidated financial statements.

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

INDUSTRY BACKGROUND

      OILFIELD PRODUCTS. Oil country tubular goods (OCTG) consist of casing, production tubing and drill pipe. Casing forms the structural wall in oil and gas wells to provide support and prevent caving during drilling operations and is used to protect water-bearing formations during the drilling of a well. Casing is generally not removed after it has been installed in a well. Production tubing, which is used to convey oil and natural gas to the surface, may be replaced during the life of a producing well.

      Demand for oilfield products is generally affected by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. A key indicator of domestic demand is the average number of drilling rigs operating in the United States. According to Baker Hughes, the average United States rig counts in 1999, 1998, and 1997 were 625, 827, and 943, respectively. The active rig count in the United States reached an historic low of 488 in April 1999. However, the drilling activity accelerated in the second half of 1999 and by year-end 771 rigs were active, compared to 621 at the end of 1998. The oil country tubular goods market is also affected by the level of industry inventories maintained by manufacturers, distributors and end users.

      Demand for new production drops when customers draw down on inventory rather than purchasing new products. Conversely, when distributors and end users increase inventory levels, this has a positive effect on demand for new production. For 1997, increasing industry inventory levels added to OCTG demand for new production. However, for 1998, declining industry inventory levels satisfied a portion of OCTG consumption. For 1999, industry inventory levels continued to decline, and at year end appeared low relative to drilling activity.

      The OCTG market is also affected by the amount of oilfield products imported into this country. Imported OCTG accounted for approximately 17% of the apparent supply available to the domestic OCTG market during 1999, 24% during 1998, and 16% during 1997. Imported OCTG was lower in 1999 than 1998 due to the dramatic decline in distributor stock purchases during 1999 as inventories were liquidated and reduced demand for new products as drilling activity declined. The level of imported OCTG increased during 1998 due to dislocations of inventories from certain foreign competitors whose traditional markets were encroached upon by other foreign manufacturers, particularly those subject to U.S. trade tariffs, as global drilling activity declined. The lower level of imported OCTG in 1997 resulted from the imposition of protective tariffs on certain foreign countries in 1995. These trade tariffs, which were intended to promote an equitable trade environment, remained in effect during 1999. See "Item 1. Business - Oilfield Products - Competition" for more information regarding how import trade restrictions affect foreign competition in the OCTG and line pipe markets.

      Manufacturers produce OCTG in numerous sizes, weights, grades and thread profiles. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance characteristics. OCTG are generally classified by "carbon" and "alloy" grades. Carbon grades of OCTG have yield strength levels of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of OCTG have yield strength levels of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet, or for high temperature wells, highly corrosive wells or other critical applications.

      Carbon and alloy grades of OCTG are available from both electric resistance welded and seamless producers. Electric resistance welded pipe is produced by processing flat rolled steel into strips which are cold-formed, welded, full-body normalized or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into tubes and then end finishing such tubes into OCTG in a manner similar to electric resistance welded pipe. Lone Star believes that the seamless manufacturing process involves higher costs than the welded process and that, as a result, seamless products are generally priced higher than comparable welded products.

      Based on published industry statistics, electric resistance welded products, which did not have a significant market penetration prior to the mid-1970's, now account for over half of the tonnage of domestic OCTG consumed annually. Full-body normalized, electric resistence welded OCTG and seamless OCTG compete for deep critical wells, such as offshore wells, requiring high-performance OCTG that can sustain enormous pressure as measured by burst, collapse and yield strength. Operators drilling shallow wells generally purchase OCTG on the basis of price and availability because wells of this nature require fewer performance characteristics.

      Line pipe products are used for surface production flow lines, and gathering and transmission systems for oil, natural gas and other fluids. Line pipe is primarily produced in welded form. Line pipe markets are dependent not only on the factors which influence the OCTG market, but also on the level of pipe line construction activity, line pipe replacement requirements, new residential construction and utility purchasing programs.

      SPECIALTY TUBING PRODUCTS. The specialty tubing business includes the manufacture, marketing and sales of a variety of precision steel tubular products. Steel's and Fintube's specialty tubular products are used in the following applications: power technology services markets for heat recovery applications and automotive, fluid power and other markets for various mechanical applications. Other specialty tubing products of Steel and Fintube include as-welded specialty tubing, enhanced surface tubing, boiler tubing and economizers.

      Demand for finned tubular products for heat recovery applications is dependent on, among other factors, power plant construction and the cost of alternative fuels for power generation and, to a lesser extent, on industrial processing plant and petrochemical plant construction. The demand for Drawn Over Mandrel (DOM) and other specialty tubing used for automotive, fluid power and other mechanical applications is cyclical and dependent on the general economy, the automotive and construction industries and other factors affecting domestic goods activity.

      Demand for DOM specialty tubing products, within the traditional markets, was down slightly in 1999. Demand from certain Asian countries was lower due to Asian economic issues. Demand for hydraulic cylinders used in agricultural and construction related equipment was down due to decreased domestic farming activity and reduced building activity in certain Asian economies.

      FLAT ROLLED STEEL AND OTHER TUBULAR PRODUCTS. Steel also manufactures flat rolled steel and other tubular products. Steel primarily produces flat rolled steel for the manufacture of its tubular products, but it also sells flat rolled steel to customers for the manufacture of commercial and industrial products. Steel also markets its pipe as secondary products for use in structural and piling applications in the construction industry, and subsidiaries of Steel provide transportation, storage and other services. The market for flat rolled steel and other tubular products is affected by factors such as price, capacity utilization and material costs.

      Flat rolled steel is sold in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions. Due to an influx of inexpensive imported flat rolled steel during 1998 and early 1999, markets for flat rolled steel experienced excess supply and lower pricing. However, during the first half of 1999, antidumping duties and quotas were established for suppliers from certain foreign countries which reduced the amount of imported foreign coils, resulting in increased shipments of coils.

OILFIELD PRODUCTS

      PRODUCTS.   Steel manufactures and markets OCTG (other than drill pipe)
                  and line pipe.

      OCTG

      OCTG offered by Steel includes the widest size and chemistry range of electric resistance welded (ERW) high-quality prime casing and tubing for oil and gas drilling and production in the United States. Casing, which historically represents about 75% of all OCTG tonnage sold by Steel, is the structural retainer for the walls of oil and gas wells. It also serves to prevent pollution of nearby water reservoirs and to prevent contamination of a well's production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and gas to the surface. Steel offers the widest ranges of OCTG diameters (1.90" to 20") and grades produced in the United States, including grades that have been successfully used for drilling at depths of over 30,000 feet. Approximately 4% of tons shipped in 1999 were to destinations outside the United States.

      Two primary markets exist for OCTG, and Steel serves both. Deep critical wells, such as offshore wells, require high-performance OCTG that can sustain enormous pressure as measured by burst, collapse, and yield strength. Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. Steel, with its full-body normalized ERW manufacturing process that meets American Petroleum Institute standards, often competes with seamless OCTG in this market. Operators drilling shallow wells generally purchase OCTG on the basis of price and availability because wells of this nature require fewer performance characteristics. Steel competes in this market, which is served primarily by producers of seam-annealed ERW and seamless OCTG, with its full range of Lone Star-Registered Trademark- full-body normalized products, including its Wildcat-TM- brand of OCTG, and products produced by certain alliance mills.

      LINE PIPE

      Line pipe offered by Steel ranges in diameter from 2 3/8" to 16" and is used to gather and transmit oil and gas from the well site to storage or refining facilities. Historically, 15% to 20% of Steel's oilfield products revenues are line pipe sales. Approximately 1% of the tonnage of Steel's line pipe shipments were exported in 1999.

      SALES AND DISTRIBUTION. Steel's domestic OCTG sales distribution network consists of 11 nonexclusive distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. Line pipe is also sold directly to end users. Internationally, OCTG is sold through distributors and trading companies as well as directly to end users. The largest customer and the second largest customer, both distributors of Steel's oilfield products in 1999, accounted for 19% and 16%, respectively, of total OCTG tons shipped by Steel. About 76% of the oil and gas wells drilled in the United States in 1999 were located in Texas, Oklahoma, Kansas, Louisiana, New Mexico, and the federal waters of the Gulf of Mexico, all within 750 miles of Steel's mill in Lone Star, Texas. The majority of Steel's oilfield products were sold for use in these states, as well as the Gulf of Mexico which is less than 250 miles from Steel's mill.

      ALLIANCE MILLS. In addition to production from its mill, Steel has marketing agreements to sell other steel oilfield tubular products manufactured by several companies. These arrangements are intended to expand Steel's product offerings without a substantial investment in plant and equipment and enhance Steel's marketing competitiveness. These transactions are performed on a commission basis, through purchase and resale of the products, and under agreements to process flat rolled steel provided by Steel into tubular products. These arrangements accounted for over 15% of Steel's revenues from oilfield products during 1999. Steel has commitments to buy tubular products from certain of its alliance mills.

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

      Steel can use steel slabs, scrap steel, and steel coils in the manufacture of its products. Steel primarily purchased steel slabs to meet production needs in 1999, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel anticipates again using steel slabs for most of its production needs in 2000 and has secured commitments from a major supplier to provide most of its steel slab requirements for 2000. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is internally generated from Steel's operations or available in the spot market. The price of scrap steel and steel slabs can be volatile, is influenced by a number of competitive market conditions beyond the control of Steel, and is not directly related to demand for oilfield products.

      COMPETITION. OCTG and line pipe are sold in highly competitive markets. Steel offers casing and tubing products with the widest variety of diameters, grades and wall thicknesses in the United States. Users of OCTG base their purchase decisions on four factors: availability, price, quality, and service. Steel believes that it is competitive in all of these areas. Steel competes with both seamless OCTG and seam-annealed ERW products, as described above under "Item 1. Business - Oilfield Products -Products."

      Several domestic manufacturers produce limited lines of OCTG, and a number of foreign manufacturers produce OCTG for export to the United States. See "Item
1. Business -- Industry Background."

      Imported OCTG accounted for approximately 17% of the apparent supply available to the domestic OCTG market during 1999, approximately 24% during 1998, approximately 14% to 16% from 1995 to 1997 and approximately 24% from 1992 to 1994. Imported OCTG was lower in 1999 than 1998 due to the dramatic decline in distributor stock purchases during 1999 as inventories were liquidated. The level of imported OCTG increased during 1998 due to dislocations of inventories from certain foreign competitors whose traditional markets were encroached upon by other foreign manufacturers, particularly those subject to U.S. trade tariffs, as global drilling activity declined.

      Since 1986, the level of imports of OCTG from Canada, Israel and Taiwan has been greatly reduced by the existence of antidumping duty orders covering imports from these countries and a countervailing duty order covering imports from Israel. In addition, since 1995, the level of imports of OCTG from Argentina, Italy, Japan, Korea and Mexico has been greatly reduced by the existence of antidumping duty orders covering imports from these countries and a countervailing duty order covering imports from Italy. The orders also have had a beneficial impact on prices for OCTG in the domestic market. Affected parties can request administrative reviews of imposed duties and tariffs.

      In response to a petition filed by Steel and other domestic welded line pipe producers and their workers, in February 2000 President Clinton granted relief to the line pipe industry under Section 201 of the Trade Act of 1974. The relief, effective March 1, 2000, restricts welded line pipe imports not exceeding 16 inches to 9,000 tons from any country other than Canada and Mexico for three years. Imports in excess of that amount are subject to additional tariffs.

      Antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews." An individual exporter also may obtain revocation as to itself under certain circumstances. The U.S. government is now conducting sunset reviews of the orders covering Canada and Taiwan, which are expected to be completed by May 2000.

The U.S. government is scheduled to conduct sunset reviews of the orders covering Argentina, Italy, Japan, Korea and Mexico beginning in August 2000. These reviews are expected to be completed by August 2001. The relief recently granted to the line pipe industry under Section 201 is also subject to appeal and review.

SPECIALTY TUBING PRODUCTS

      PRODUCTS. As a result of the January 2000 Fintube acquisition (see subsequent events Note M to the consolidated financial statements), Lone Star's specialty tubing products now include finned tubular products used in power technology services for heat recovery applications and in industrial processing and petrochemical plant construction. The Fintube products augment the DOM specialty tubing products that Steel manufactures, which are primarily provided to automotive, fluid power and other markets for various mechanical applications.

      FINNED TUBULAR PRODUCTS

      Fintube manufactures specialty finned tubular products used in a variety of heat recovery applications, including primarily for heat recovery steam generation in combined-cycle power generating plants. Finned tubes raise the efficiency of electric plants by converting exhaust heat from natural gas turbines or the combustion of other fuels into steam to generate additional electricity. Fintube's heat recovery products also serve petrochemical and food processing industries. Finned tubes are steel tubes with various types of fins or studs welded to the outside to increase surface area for maximized recovery of heat.

      DRAWN OVER MANDREL PRODUCTS

      Steel produces most of its specialty tubing by the Drawn Over Mandrel
(DOM) process, which uses a drawbench to pull tubing through a die and over a mandrel. Steel believes it has the second largest manufacturing capacity for DOM tubing in the world. Specialty tubing products manufactured by Steel include a wide array of high-quality, custom-made steel tubular products which require critical tolerances, precise dimensional control, and special metallurgical properties. Steel's specialty tubing products have the widest size range from 1/2" to 15" in outside diameter in North America and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties, and surface finishes. Product uses include the manufacture of automotive, construction, and farm equipment and industrial applications such as hydraulic cylinders, stabilizer tubes, intrusion tubes, machine parts, bearing races, downhole pump barrels, heavy-lift crane boom chords, drill rods, and printing press rolls. Because of the wide range of industrial applications, sales traditionally follow general domestic economic conditions.

      The use of the DOM manufacturing process enables Steel to achieve higher critical tolerances and dimensional control than other processes. Steel's production facilities include seven drawbenches. Its 1,000,000 pound drawbench, the largest in the Western Hemisphere, and its 800,000 pound drawbench enable Steel to access broader markets through the manufacture of larger diameter, thicker wall products. DOM specialty tubing order quantities are typically under 20,000 pounds, and are made to exact customer specifications. International shipments of DOM specialty tubing were 17%, 19%, and 26% of shipments in 1999, 1998, and 1997, respectively.

      OTHER SPECIALTY TUBING PRODUCTS

      Steel also produces as-welded specialty tubing which does not utilize the DOM process. A typical application for this product is axles.

      In addition to finned tubes, Fintube's business includes the design and manufacture of other products relating to large-scale applied heat recovery technology, such as boiler tubing and economizers. Economizers manufactured in Fintube's business are bundles of finned tubes arranged to maximize the amount of heat captured from boiler exhaust gases. Boiler economizers are normally used on large boilers, such as for office buildings, hospitals, universities, prisons, breweries and food processing plants. Fintube's business also includes the manufacture and sale of X-ID tubing, which has specific patterns on the interior surface of the tube for enhanced heat transfer.

      SALES AND DISTRIBUTION. Domestically, specialty tubing manufactured by Steel is marketed and sold through 19 nonexclusive steel service centers and directly to end users. Specialty tubing products have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. The largest customer of Steel's specialty tubing in 1999 accounted for 21% of specialty tubing shipments. Internationally, the majority of Steel's specialty tubing is currently sold directly to end users. Exports accounted for approximately 17% and 19% of the tonnage of Steel's DOM specialty tubing shipments in 1999 and 1998, respectively.

      Fintube markets its products through a small domestic sales force, an international sales manager based in Quebec, and independent distributors.

      RAW MATERIALS AND INVENTORIES. Raw materials are readily available from multiple sources. Production is generally scheduled to meet specific orders and, accordingly, inventory is managed to minimize the amount of finished goods on hand. Work-in-process inventories are maintained in order to provide flexibility in responding to customer needs.

      Steel can use steel slabs, scrap steel, and steel coils in the manufacture of its products. Steel primarily purchased steel slabs to meet production needs in 1999, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel anticipates again using steel slabs for most of its production needs in 2000 and has secured commitments from a major supplier to provide most of its steel slab requirements for 2000. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is internally generated from Steel's operations or available in the spot market. The price of scrap steel and steel slabs can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

      Fintube primarily uses steel coils and wire rod in the manufacture of its product. Although these raw materials are available from multiple sources, their price can be volatile and is influenced by various market conditions.

      COMPETITION. The market for specialty tubing is competitive and is served by several manufacturers. During 1996, Steel completed a capital expenditure program to expand its DOM specialty tubing capacity, which is now the second largest in the world.

      Because these products are made to end-user specifications and often require just-in-time delivery, only small quantities are imported into the United States. In contrast to the OCTG market, seamless and ERW specialty tubing products differ in their applications. ERW is preferred for many mechanical tubing applications because its consistent wall thickness requires less machining in the finishing process. Seamless tubes are used primarily in heavy gauge applications such as boiler and pressure tubing.

      Based on generally available market data, management estimates that Fintube has a substantial majority of the domestic manufacturing capacity for finned heat recovery steam generation tubes. Fintube has only one significant domestic competitor and a number of foreign competitors.

FLAT ROLLED STEEL AND OTHER TUBULAR PRODUCTS AND SERVICES

      PRODUCTS AND SERVICES. Steel also manufactures and markets flat rolled steel and other miscellaneous tubular products that are secondary to its manufacture of oilfield and specialty tubing products. Flat rolled steel is primarily used by Steel in the manufacture of tubular products. Steel also sells flat rolled steel to fabricators of large diameter transmission pipe, storage tanks, rail cars, and a variety of other construction and industrial products. Steel's participation in the flat rolled steel commodity market to some extent involves its excess capacity for flat rolled steel as related to the manufacture of its oilfield and specialty tubing products, as well as certain cost considerations associated with its total manufacturing operations.

      Steel also markets its pipe as secondary products for use in structural and piling applications in the construction industry, and subsidiaries of Steel provide transportation, storage and other services.

      The vertical integration of Fintube has resulted in the development of a stand-alone steel coil slitting business and invention of a new steel rod to thin steel strip manufacturing process. Fintube's business includes a steel coil storage and processing business, where Fintube acts as a toll slitting agent for major steel customers and also provides steel storage and custom cutting. The steel coil division ships its processed steel on a just-in-time basis to outside customers and to other divisions of Fintube's business. Fintube owns the rights to its patented cold-rolling process for flattening steel rod into narrow bands of thin-gauge steel.

      SALES AND DISTRIBUTION. Steel sells flat rolled steel directly to end users and through service centers, primarily in the Southwestern region of the United States. Due to an influx of inexpensive imported flat rolled steel during 1998 and early 1999, markets for flat rolled steel experienced excess supply and lower pricing. As a result, Steel's shipment volumes were down in 1998 and 1999. However, during the first half of 1999, antidumping duties and quotas were established for certain foreign countries which reduced the amount of imported foreign coils resulting in increased shipments by Steel during the second half of 1999. The largest customer of Steel's flat rolled steel, Friedman Industries, Inc., historically has accounted for over 70% of Steel's flat rolled steel sales, and 87% in 1999 as well as substantially all other sales of miscellaneous tubular products other than oilfield and specialty tubing products. This customer has steel processing facilities located adjacent to Steel's facilities in East Texas, and those facilities purchase most of their flat rolled steel from Steel. Sales to this customer represented approximately 10% of Steel's total revenues for 1999.

      Fintube sells thin strip flat rolled steel directly to end users in North America through a small sales force. Flat rolled steel processing services are also sold to steel mills where Fintube receives processing revenues but does not purchase and resell steel.

      RAW MATERIALS AND INVENTORIES. Steel produces flat rolled steel from its internally produced slabs and slabs purchased from unrelated companies. Steel can use steel slabs, scrap steel, and steel coils in the manufacture of its products. Steel primarily purchased steel slabs to meet production needs in 1999, and it was often necessary for Steel to commit to purchase slabs 90 to 150 days prior to production. Steel anticipates again using steel slabs for most of its production needs in 2000 and has secured commitments from a major supplier to provide most of its steel slab requirements for 2000. Steel's principal raw material for its internally produced steel slabs is steel scrap, which is internally generated from Steel's operations or available in the spot market. The price of scrap steel and steel slabs can be volatile and is influenced by a number of competitive market conditions beyond the control of Steel.

      COMPETITION. Flat rolled steel is sold by Steel in highly competitive markets generally concentrated in the Southwestern region of the United States. Sales and earnings are affected by the cost of raw materials, use of flat rolled steel by Steel in the manufacture of its tubular products, demand by outside customers, and general economic conditions. Fintube thin strip flat rolled steel and steel coil slitting devices compete against service centers throughout the Midwest.

      DISCONTINUED OPERATIONS. In November 1993 Lone Star sold the stock of American Federal Bank (AFB), a federally chartered savings bank acquired by Lone Star in 1988. During August 1997, Lone Star received $12.4 million as a final payment on the sale of AFB. The accompanying consolidated financial statements reflect this payment as a gain from discontinued operations.

RESEARCH, DEVELOPMENT AND PATENTS

      Lone Star is committed to product development. With respect to oilfield products, Steel has worked with customers and industry groups in the development of higher grades of OCTG as well as new products, such as the expandable casing first successfully installed in late 1999 in the Gulf of Mexico for which Steel is presently the only supplier. Steel has also developed ultrasonic testing methods to assure the quality of its tubing. In the specialty tubing area, recent product developments include the Aeroseg finned tube, a new quench and tempered DOM product called QDOM for applications requiring highly demanding mechanical properties (e.g., high pressure hydraulic cylinders and high strength boom cords) and thick wall products utilizing hot reduction technology for applications such as heavy axles that are normally made out of seamless tubes. Lone Star's patents do not significantly affect financial results.

EMPLOYEES

      At December 31, 1999, Lone Star and Steel had a total of 1,554 active employees, of whom 1,073 were members of two unions represented by three bargaining units. The majority of these union workers are represented by the United Steelworkers of America under a contract signed in May 1996, which expires on May 31, 2001. Such contract contains a provision to reopen the contract for wages but not other benefits or work conditions after May 31, 1999, but such provision has not been exercised. The other two agreements expire in 2000.

      Fintube, which was acquired on January 3, 2000 (see subsequent events Note M to the consolidated financial statements), had 409 employees on December 31, 1999. Of these employees, 35 were members of two unions covering employees in Quebec, Canada and Veracruz, Mexico.

      Management considers its relationship with its employees to be good.

FOREIGN OPERATIONS

      Steel conducts no manufacturing operations outside the United States. Export sales to destinations outside the United States were approximately $21.2 million, $33.8 million, and $58.1 million for the years 1999, 1998, and 1997, respectively.

      Fintube owns manufacturing facilities in Quebec, Canada and Veracruz, Mexico.

ENVIRONMENTAL AND OTHER GOVERNMENTAL REGULATIONS

      Lone Star's operations are subject to extensive environmental regulations imposed by United States and foreign federal, state, provincial and local authorities with respect to air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment, and disposal of waste materials. Steel's environmental protection and improvement expenditures were approximately $3 million during 1998 and 1999, including expenditures related to the elimination of PCB transformers, asbestos abatement, waste disposal site closures and out-of-service facility remediation projects. Steel has now removed all PCB transformers and underground storage tanks from its properties.

      In connection with the cleanup of several offsite commercial waste management sites, Steel, along with many other entities, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency
(EPA) under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to liability for such cleanup costs. Because cost estimates have been obtained for each of the cleanup actions, and Steel's share has been determined, Steel does not believe its liability, individually or in the aggregate, will be material to its financial position.

      Steel has numerous solid waste management units for hazardous and non-hazardous wastes, including two closed Resource Conservation and Recovery Act (RCRA) hazardous waste units that require post-closure monitoring. Steel has met its financial assurance requirements, currently estimated at approximately $300,000, for post-closure care. Recently, Steel submitted documentation to the Texas Natural Resource Conservation Commission (TNRCC) verifying Steel has achieved EPA's RCRA Corrective Action goals. TNRCC is in the progress of determining what, if any, corrective action is required to address Steel's remaining non-RCRA waste management units.

      Steel's federal and state wastewater discharge permits were consolidated into a Texas Pollutant Discharge Elimination System (TPDES) permit issued by the TNRCC on December 27, 1999. Steel also has a storm water discharge permit issued under the EPA Multi-Sector General Permit program to monitor storm water that is not commingled with process wastewater. Steel has obtained, or made application for, air permits necessary for its operations. Sources that are not permitted are either exempt from permitting or registered as "grandfathered" sources.

      Steel is presently in substantial compliance with its permits and air, water and waste management rules and regulations. Steel does not expect future environmental expenditures necessary to comply with environmental rules and regulations to have a material impact on its financial position.

      Lone Star's business is also subject to United States and foreign federal, state, provincial and local laws and regulations relating to manufacturing operations, as well as safety matters.

ITEM 2.           PROPERTIES

      Steel conducts its operations at facilities on a 2,000-acre site in East Texas. The original facilities, constructed in the 1940's and 1950's, have been expanded and modernized, and include two electric-arc furnaces (EAF) equipped with oxy-fuel burners with a combined capacity of approximately 575,000 ingot tons per year; two rolling mills, a "two-high" mill that rolls the EAF ingots into slabs and a "four-high" single stand reversing Steckel mill that produces flat rolled coils; coil slitting and handling equipment; two pipe welding mills; seven draw benches, including the largest specialty tubing drawbench in the United States; heat treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which tubular goods are threaded and couplings are applied; and various support facilities including a shortline railroad and other transportation and storage facilities.

      Steel's annual rated capacity approximates 480,000 slab tons, 1,400,000 flat rolled tons, and 1,000,000 welded pipe tons. Steel has access through marketing arrangements and agreements with alliance mills which provide additional oilfield pipe capacity of approximately 250,000 tons. In 1999, the specialty tubing facilities operated near 80% of capacity. The rolling mills and pipe mills generally operated at approximately 50% of capacity, while the EAF's operated at less than 40% of capacity.

      In addition to the manufacturing, railway, storage, and other industrial use facilities, Steel owns 7,000 acres in Texas which were purchased primarily for iron ore, coal reserves, or water rights and mineral interests in an additional 12,000 acres in Oklahoma and 60,000 acres in Texas. No minerals have been recovered from these properties for many years because their use is no longer required in Steel's operations. Steel owns nominal oil and gas interests in an additional 18,000 acres in Texas.

      Fintube conducts its operations on several owned and leased facilities in the Tulsa, Oklahoma metropolitan area and in Pryor, Oklahoma. Fintube also owns manufacturing facilities in Quebec, Canada and Veracruz, Mexico.

      The headquarters for Lone Star, Steel and Fintube are located in leased facilities in Dallas, Texas.

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

      None.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

      Lone Star's Common Stock trades on the New York Stock Exchange under the symbol LSS. The following table summarizes the range of trading prices by quarter for the last two years (in $):

                               First               Second                Third              Fourth
                            -----------          -----------         --------------      ------------
       1999       High           14 1/2             19 13/16                 21 5/8           29 3/16
                  Low            10 1/4              12 7/16               16 11/16           17 5/16
       1998       High          33 7/16               25 1/8               16 15/16            13 1/4
                  Low            23 1/8               14 3/4                  8 7/8             8 5/8

      As of January 31, 2000, Lone Star had approximately 3,500 common shareholders of record. Lone Star has paid no dividends on its Common Stock since becoming a public company and has no present plans to do so.

ITEM 6.           SELECTED FINANCIAL DATA

                                                                 ($ in millions, except share and employee data)
                                                           1999         1998         1997         1996          1995
                                                       -----------  -----------  -----------  -----------  ------------
Oilfield products revenues                              $  185.1     $  255.6     $  454.1     $  371.0      $  241.6
Specialty tubing products revenues                         120.5        123.2        129.0        109.8         115.2
Flat rolled and other tubular revenues                      47.8         53.6         71.2         68.2          69.0
                                                       -----------  -----------  -----------  -----------  ------------
    Total revenues                                         353.4        432.4        654.3        549.0         425.8
Gross profits                                               12.0          4.4         64.2         48.2          26.2
Special charges                                              -          (14.5)         -            -             -
Selling, general, and administrative expenses              (15.5)       (20.0)       (19.6)       (16.4)        (14.6)
Operating income (loss)                                     (3.5)       (30.1)        44.6         31.8          11.6
Interest income                                              1.8          2.0          3.0          4.4           5.8
Interest expense                                            (4.6)        (4.0)        (6.6)        (6.8)         (8.7)
Other income (expense)                                       -           (0.2)         0.3         (0.1)          2.4
Minority interest in Steel                                   -            -            -           (3.8)         (1.5)
Income tax                                                   -            -           (0.9)        (0.6)          -
                                                       -----------  -----------  -----------  -----------  ------------
Income (loss) from continuing operations                    (6.3)       (32.3)        40.4         24.9           9.6
Income (loss) from continuing operations
  per common share - diluted                                (0.28)       (1.43)        1.83         1.19          0.46

Net income (loss)                                       $   (6.3)    $  (24.9)    $   53.7     $   24.9      $    9.6
Net income (loss) per common share - diluted               (0.28)       (1.10)        2.44         1.19          0.46
Common shares used for diluted EPS (millions)               22.5         22.5         22.1         20.9          20.6

Current assets                                          $  172.1     $  152.9     $  207.2     $  206.6      $  194.5
Total assets                                               351.1        335.8        405.8        396.0         357.7

Current liabilities                                         86.0         41.4         81.3         74.7          53.5
Total liabilities                                          156.0        146.7        188.1        267.2         255.5

Shareholders' equity                                    $  195.1     $  189.1     $  217.7     $  128.8      $  102.2

Shares outstanding (millions)                               22.6         22.5         22.5         20.7          20.5

Capital expenditures                                    $    7.2     $   17.6     $   34.7     $   20.0      $   14.9
Depreciation and amortization                           $   16.7     $   15.8     $   14.3     $   11.8      $   11.4
Active employees                                           1,554          938        2,044        1,941         1,696

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

      Lone Star is the leading United States manufacturer of welded "oil country tubular goods," which are steel tubular products used in the completion and production of oil and natural gas wells. Lone Star is also a major manufacturer of line pipe, which is used in the transportation of oil and gas. In addition, Lone Star is a leading manufacturer of specialty tubing products used in automotive, construction, agricultural and industrial applications. In January 2000, Lone Star augmented its specialty tubing products by acquiring the assets of Fintube Limited Partnership, the largest specialty tubing manufacturer of heat recovery finned tubes, which are primarily used in combined-cycle power generation plants.

      Historically, over 60% of Lone Star's revenues have been generated through the sale of oilfield products. As a result, Lone Star's revenues are largely dependent upon the state of the oil and gas industry, which has historically been volatile. Downturns in the oil and gas markets cause demand for Lone Star's principal products to decrease.

      As a result, Lone Star's historical operating results have fluctuated based on the demand for its products. Lone Star had an operating loss in 1999 due to the low level of oil and gas drilling activity that resulted from low oil and gas prices in the first half of the year. Lone Star also sustained an operating loss from continued operations in 1998, principally as a result of a continued decline in oil and gas drilling activity which reduced demand and prices for Lone Star's oil and gas casing and tubing products. Lone Star's future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, the level of oil and gas drilling activity and competition from imports, in the case of its Steel subsidiary, and continuing domestic and foreign demand for power generation, in the case of its Fintube subsidiary.

      OILFIELD PRODUCTS. Steel's oilfield products consist of (i) casing, which acts as the structural walls of oil and natural gas wells, (ii) production tubing, which transmits hydrocarbons to the surface, and (iii) line pipe, which is used in gathering and transmitting hydrocarbons from the wellhead to larger transmission pipelines.

      Demand for oilfield products is affected by drilling activity, which is driven by customers' expectations of future oil and gas prices and political factors such as energy and trade policies. Domestic drilling activity was down 24% in 1999 from the prior year, according to industry reports. However, drilling activity accelerated in the second half of 1999 and by year-end 771 rigs were active, compared to 621 at the end of 1998. Steel's open orders for OCTG at December 31, 1999, were up 75% from the prior year-end due to the increase in drilling activity and demand attributable to reduced industry-wide OCTG inventories.

      SPECIALTY TUBING PRODUCTS. As a result of the January 2000 Fintube acquisition (see subsequent events Note M to the consolidated financial statements), Lone Star's specialty tubing product segment now includes finned tubular products manufactured by Fintube, in addition to the Drawn Over Mandrel, or DOM, tubing manufactured by Steel. Finned tubular products are used in heat recovery steam generation applications such as combined-cycle power generation plants and, to a lesser extent, in industrial processing plants and petrochemical plants. Steel's specialty tubing consists of a wide array of high-quality, custom-made steel tubular products requiring critical tolerances, precise dimensional control, and special metallurgical properties. These products are used in the further manufacture of automotive, construction, and other industrial equipment such as hydraulic cylinders, stabilizer tubes and intrusion tubes, and machine parts.

      Demand for DOM specialty tubing products, within the traditional markets, was down slightly in 1999. Demand from certain Asian countries was lower due to Asian economic issues. Demand for hydraulic cylinders used in agricultural and construction related equipment was down due to decreased domestic farming activity and reduced building activity in certain Asian economies. Steel's open orders at year-end 1999 for DOM products and as-welded specialty tubing were up 46% from the prior year-end, due to increased demand for as-welded specialty tubing resulting from significantly increased demand in 1999 for axle and other applications.

      OTHER TUBULAR PRODUCTS AND FLAT ROLLED STEEL. Flat rolled steel is steel coils manufactured by Steel primarily for use in the production of its tubular products, although Steel also sells flat rolled steel to fabricators of large-diameter transmission pipe, storage tanks, rail cars and a variety of other construction and industrial products. Steel's other tubular products are principally used for structural and piling applications in the construction industry. Steel's participation in the flat rolled steel commodity market is generally concentrated in the Southwestern region of the United States and is affected by factors such as price, capacity utilization, and raw material costs.

      Flat rolled steel is sold in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions. Due to an influx of inexpensive imported flat rolled steel during 1998 and early 1999, markets for flat rolled steel experienced excess supply and lower pricing. As a result, Steel's shipment volumes were down in 1998 and 1999. However, during the first half of 1999, antidumping duties and quotas were established for suppliers from certain foreign countries which reduced the amount of imported foreign coils, resulting in increased shipments of coils produced by Steel during the second half of 1999.

      Fintube conducts a steel coil slitting storage processing business, where it (i) acts as a toll slitting agent for major steel customers, and (ii) provides steel storage and custom slitting.

      MANUFACTURING. The manufacture of Steel's and Fintube's products is capital intensive. Utilization rates were low during the first half of 1999 and expanded significantly during the second half of 1999 at Steel's manufacturing facilities. The level of production volume through Steel's various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of raw materials, including scrap steel, steel slabs, coils, electricity, and natural gas. Fintube's production volumes also affect its cost of manufacturing. Unlike Steel, most of Fintube's products are manufactured in specific configurations as ordered. Accordingly, costs are to some extent factored into product prices on an order-by-order basis.

      Steel has entered into certain marketing alliances and manufacturing arrangements with unrelated companies involving the marketing of their products and processing of flat rolled steel provided by Steel into tubular products which provide Steel access to additional manufacturing capacity. Fintube has licensed its manufacturing technology to licensees in India, Italy, Japan and Korea.

      FINTUBE ACQUISITION AND OVERVIEW OF PRO FORMA INFORMATION. On January 3, 2000, Lone Star's newly formed Fintube subsidiary purchased substantially all of the assets of Fintube Limited Partnership and its subsidiaries for a purchase price of approximately $85 million, which included the issuance of approximately 760,000 shares of Lone Star common stock valued at $20 million (see subsequent events Note M to the consolidated financial statements). Fintube's business primarily involves the production of finned tubes, boiler tubes and other products which are used in a variety of heat recovery applications. In addition to heat recovery product operations, the Fintube business includes storage and processing of steel coils for other steel manufacturers. The Fintube business also includes to a proprietary manufacturing process for flattening steel rod into narrow bands of thin-gauge steel.

      The Fintube acquisition is expected to significantly increase Lone Star's consolidated revenues and cash flows beginning in 2000. Lone Star's revenues in 1999, on a pro forma basis after giving effect to the Fintube acquisition, increases by $80.7 million to $434.1 million. Additionally, the net loss of $6.3 million, or $0.28 per diluted share, incurred by Lone Star during 1999 becomes a net income of $3.2 million, or $0.14 per diluted share, on a pro forma basis.

      The pro forma column in the following table sets forth consolidated financial information for Lone Star on a pro forma basis for the Fintube acquisition, which gives effect to (i) the acquisition of the assets of Fintube Limited Partnership as though the acquisition occurred on January 1, 1999; (ii) the issuance of 760,237 shares of Lone Star Common Stock as partial consideration for the Fintube acquisition as though the stock was issued on that date; and (iii) the borrowing of $46 million by Lone Star's Fintube subsidiary under its new credit facility as though the borrowing occurred on that date.

                                           ($ in millions, except per share data)
                                              Historical            Pro Forma
                                                 1999                  1999
                                                 ----                  ----
                                                                   (unaudited)
Revenues                                       $    353.4           $   434.1
Gross Profits                                  $     12.0           $    39.4

SG&A                                           $   (15.5)           $  (29.6)
                                               ----------           ---------
Operating Income                               $    (3.5)           $     9.8
Interest Income                                $     1.8            $     1.8
Interest Expense                               $    (4.6)           $  (10.4)
Other Income (Expense)                               --             $     2.2
Income (Loss) from continuing operations       $    (6.3)           $     3.2
Net income (Loss)                              $    (6.3)           $     3.2
Diluted Earnings (Loss) per share              $   (0.28)           $    0.14

HISTORICAL RESULTS OF OPERATIONS

      Lone Star's revenues are derived from three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services.

      Consolidated revenues reported in the statements of earnings are as follows:

                                                                                   ($ in millions)
                                                                 1999                      1998                     1997
                                                            ----------------       ------------------          ---------------
                                                              $          %             $         %               $         %
                                                             ---        ---           ---       ---             ---       ---
Oilfield products revenues                                  185.1       52           255.6      59             454.1      69
Specialty tubing products revenues                          120.5       34           123.2      29             129.0      20
Flat rolled steel and other tubular revenues                 47.8       14            53.6      12              71.2      11
                                                             ----       --            ----      --              ----      --
Consolidated net revenues                                   353.4      100           432.4     100             654.3     100
                                                            =====      ===           =====     ===             =====     ===

      Shipments of products by segment are as follows:

                                                                               (in tons)
                                                                                 1999           1998        1997
                                                                              -----------    ----------  ----------
Oilfield products                                                               336,100       372,500     632,600
Specialty tubing products                                                       116,700       111,900     119,800
Flat rolled steel and other tubular                                             144,600       144,700     194,100
                                                                              -----------    ----------  ----------
Total tons shipped                                                              597,400       629,100     946,500
                                                                              ===========    ==========  ==========

1999 COMPARED WITH 1998

      NET REVENUES of $353.4 million in 1999 were 18% lower than 1998. Net revenues from oilfield products declined 28% to $185.1 million in 1999. Shipment volumes and prices were down from 1998 levels 10% and 20%, respectively. Demand for Steel's OCTG decreased as drilling activities declined to an historical low of 488 active rigs in April 1999, and the average rig count was down 24% to 625 in 1999 compared to the preceding year. Demand was also detrimentally impacted as new mill production was replaced by the consumption of excess industry wide OCTG inventories during the first half of 1999.

      Specialty tubing products revenues decreased in 1999 by 2% to $120.5 million on 4% higher shipment volumes to 116,700 tons offset by lower prices. Selling prices were 6% less due to a higher percentage of aswelded tubular sales, reduced international sales, and slightly reduced prices for DOM specialty tubing due to increased capacity in the industry. Shipment volumes were up 4% due to increased sales of new heavy wall products used in axle and other applications.

      Flat rolled steel and other tubular products revenues were down 11% to $47.8 million. Selling prices were 11% lower due to the impact on the first half of 1999 from illegal dumping of foreign coils during 1998 that resulted in an excess supply of flat rolled steel in domestic markets. Shipments in 1999 were flat compared to 1998.

      GROSS PROFITS increased from $4.4 million in 1998 to $12.0 million in 1999 due to a 17% reduction in costs of goods sold per ton related to lower slab costs, reduced overall spending and increased productivity.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES decreased 23% in 1999 to $15.5 million due to significant spending and salaried workforce reductions made during the second half of 1998.

      INTEREST INCOME decreased from $2.0 million in 1998 to $1.8 million in 1999 due to lower average interest rates on invested cash, short-term investments and marketable securities.

      INTEREST EXPENSE increased from $4.0 million in 1998 to $4.6 million in 1999. Steel's revolving credit facility during 1999 had higher average interest rates which were offset by lower average borrowings than in 1998.

      LOSS FROM CONTINUING OPERATIONS for 1999 was $6.3 million, or $0.28 per diluted share, a 65% improvement compared to $17.8 million, or $0.78 per diluted share in 1998, excluding special charges in 1998 of $14.5 million, or $0.65 per diluted share. A reduced loss in 1999 was due to lower slab costs, reduced spending, increased productivity and salaried workforce reductions offset partially by lower shipment volumes and pricing.

      NET OPERATING LOSS CARRY-FORWARDS at December 31, 1999 totaled $262.4 million (see Note H to the consolidated financial statements).

      NET LOSS of $6.3 million, or $0.28 per diluted share, improved 75% relative to 1998 due to lower costs of goods sold in 1999. Also, the net loss for 1998 included a $14.5 million special charge.

1998 COMPARED WITH 1997

      NET REVENUES of $432.4 million in 1998 were 34% lower than 1997. Net revenues from oilfield products declined 44% to $255.6 million in 1998. Shipment volumes and prices in 1998 were down from 1997 levels by 41% and 4%, respectively. Demand for Steel's OCTG decreased as drilling activities declined precipitously in the second half of 1998. The average rig count was down 116 to 827 in 1998 with only 621 rigs operating at year-end, compared to 1,007 at the end of 1997. Demand was also detrimentally impacted as new mill production was replaced by the consumption of excess industry-wide OCTG inventories. Also, demand declined due to increased competition from imported OCTG which grew to 24% of the apparent supply available to the domestic market from 16% in 1997.

      Specialty tubing products revenues decreased by 4% in 1998 to $123.2 million because of lower shipment volumes despite slightly higher prices. Shipment volumes were down 7% due to reduced sales for hydraulic cylinder applications in agricultural and construction related equipment and reduced international sales to certain Asian countries.

      Flat rolled steel and other tubular products revenues were down 25% in 1998 to $53.6 million. Shipments were 25% lower due to a dramatic increase in inexpensive imported foreign coils during 1998 that resulted in an excess supply of flat rolled steel in domestic markets.

      GROSS PROFITS decreased from $64.2 million in 1997 to $4.4 million in 1998 due to reduced shipment volumes in all products coupled with lower prices for oilfield products and slightly higher prices for specialty tubing products. Also, significantly decreased production volumes negatively impacted gross margins as fixed and semi-fixed costs were absorbed by fewer units of production.

      SPECIAL CHARGES. In response to 1998 market conditions, Steel restructured and downsized its operations. Lower operating rates resulted in the need to reduce employment levels and initiate other actions. As a result, special charges of $14.5 million were recognized in the 1998 consolidated statement of operations, which included the following items in millions:

      Write-down of property, plant, and equipment and related supplies to fair value                     $  8.1
      Renegotiated or canceled contractual obligations                                                       4.4
      Employee severance cost                                                                                2.0
                                                                                                          ------
         Total special charges                                                                            $ 14.5

      Certain facilities permanently reduced or eliminated their operations, relying instead on alternative production or procurement methods. This included a reduction in the production level of the electric-arc furnace steelmaking facilities, with heavier reliance placed on purchased steel in coil and slab form. Additionally, some finishing processes and infrastructure utility services were permanently abandoned and completely replaced through outside procurement. These actions triggered an assessment of the recoverability of the asset carrying costs and the resulting recognition of an impairment loss. The determination of the impairment loss was based on an evaluation of future cash flows from operation of the steelmaking facilities and estimated salvage values of the steelmaking facilities and those facilities to be abandoned. The net book value of these assets, which included property, plant and equipment supplies inventory, totaled $12.6 million, of which $8.1 million was written down.

      Certain supplier contracts were renegotiated or canceled to accommodate the lower operating levels resulting in a loss accrual of $4.4 million at December 31, 1998.

      Steel terminated employees or identified certain positions for elimination as of December 31, 1998. Payments made to terminated employees were based on Steel's standard severance package. Approximately 200 employees covered by the severance package were ultimately terminated. Total employee severance costs included in special charges totaled $2.0 million, of which $1.1 million was paid in 1998 and $0.9 million in 1999.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES increased 2.0% in 1998 to $20.0 million due primarily to continued higher spending related to year 2000 readiness initiatives partially offset by lower selling expenses.

      INTEREST INCOME decreased from $3.0 million in 1997 to $2.0 million in 1998 due to lower average interest rates on invested cash, short-term investments and marketable securities.

      INTEREST EXPENSE decreased from $6.6 million in 1997 to $4.0 million in 1998 due to the conversion of Lone Star's $50.0 million principal amount 8% convertible subordinated debentures into common stock in August 1997. Also, Steel's revolving credit facility during 1998 had lower average interest rates which were offset by higher average borrowings than in 1997.

      OTHER EXPENSE. During 1998, other expense of $0.2 million was primarily related to the write-off of prepaid bank fees on the restructuring of Steel's revolving credit facility partially offset by gains from nonrecurring miscellaneous items. In 1997 other income of $0.3 million consisted of nonrecurring miscellaneous items.

      LOSS FROM CONTINUING OPERATIONS in 1998 of $32.3 million, or $1.43 per diluted share, included $14.5 million, or $0.65 per diluted share, in special charges. Excluding special charges, the loss from continuing operations was $17.8 million, or $0.78 per diluted share, compared to 1997 income from continuing operations of $40.4 million, or $1.83 per diluted share. The loss was due to lower shipment volumes for all products, particularly oilfield products, coupled with lower prices for oilfield products partially offset by slightly higher prices for specialty tubing products. Also, significantly decreased production volumes negatively impacted operating margins as fixed and semi-fixed costs were absorbed by fewer units of production.

      EXTRAORDINARY ITEM of $7.4 million, or $.33 per diluted share, was realized in 1998 on the gain from cancellation of future obligations under the Coal Industry Retiree Health Benefit Act of 1992 (Act). During 1997 extraordinary items totaling a net gain of $0.9 million, or $.04 per diluted share, consisted of a gain of $2.0 million for the downward adjustment of obligations under the Act, partially offset by an extraordinary prepayment charge of $1.1 million on the refinancing of Steel's credit facility.

      NET LOSS of $24.9 million, or $1.10 per diluted share, in 1998 included special charges of $14.5 million, or $0.65 per diluted share, which were reflected in the loss from continuing operations of $32.3 million, or $1.43 per diluted share, and partially offset by an extraordinary gain of $7.4 million, or $.33 per diluted share.

FINANCIAL CONDITION AND LIQUIDITY

      As of December 31, 1999, Lone Star had $38.8 million in cash and short term investments and $86.1 million in working capital.

      Cash provided by operating activities was $28.1 million, $8.6 million and $25.9 million for fiscal 1999, 1998 and 1997, respectively. Cash provided by operations in 1999 increased to $28.1 million from $8.6 million in 1998 due to the reduced net loss. In fiscal 1999, net cash provided by operations was used to fund capital expenditures and reduce revolving credit facilities. In 1998, net cash provided by operations was primarily used to upgrade property, plant and equipment. Cash provided by operations in 1997 was used in part to purchase the minority interest in Steel and for purchase of treasury stock.

      Cash used in investing activities was $11.7 million, $4.3 million and $7.7 million for fiscal 1999, 1998 and 1997, respectively, which was primarily used for capital expenditures.

      Cash provided (used) by financing activities was ($15.1) million, $2.4 million and ($31.3) million in 1999, 1998 and 1997, respectively. Cash used by financing activities for fiscal 1999 was primarily attributable to increased working capital needs due to increased operations in the second half of the year. Cash provided by financing activities in 1998 was from issuance of stock and borrowings under the revolving credit facility. Cash used by financing activities in 1997 was used primarily to purchase the minority interest in Steel and purchase treasury stock.

      Cash provided by operations in 1999 increased to $28.1 million from $8.6 million in 1998 due to the reduced net loss.

      On March 16, 1999, Steel refinanced the $100.0 million revolving credit facility that it had in place at year-end 1998 with a $90.0 million revolving line of credit and a three-year $10.0 million term loan. Under the new revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At December 31, 1999, borrowings totaled $30.0 million including $9.0 million on the term loan with a remaining availability of $61.7 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, together with interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans. In connection with Lone Star's purchase through its Fintube subsidiary of assets from Fintube Limited Partnership on January 3, 2000, Steel borrowed $20 million under its present credit facility to repay $20 million of its subordinated loan to Lone Star, Lone Star guaranteed $20 million of Steel's credit facility and Lone Star used the loan repayment to fund a portion of the purchase price payable in the Fintube acquisition. At January 3, 2000, borrowings by Steel totaled $50 million, including the term loan, with a remaining availability of $41.7 million.

      On January 3, 2000, Lone Star's Fintube subsidiary entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in its acquisition of substantially all of the assets of Fintube Limited Partnership. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. As of January 3, 2000, borrowings by the Fintube subsidiary totaled approximately $46 million, including the term loan, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $6 million.

      Steel's loan agreements at December 31, 1999 contain various restrictive covenants which require Steel to meet specified quarterly financial ratios, including cash flow and net worth measurements, all of which Steel met at December 31, 1999 and which Steel expects to meet during fiscal year 2000. Steel's ability to incur additional indebtedness and to pay cash dividends to Lone Star is also restricted under the agreements.

      During 1999, Steel entered into slab consignment and sales agreements with third parties. These inventory financing transactions have been accounted for as product financing arrangements. Inventory purchases financed under these arrangements have been recorded as inventory by Steel. At December 31, 1999, there was $30.8 million included in accounts payable under these financing arrangements.

      Lone Star's two subsidiaries, Steel and Fintube, operate in capital intensive businesses. Steel has made, and Lone Star expects Fintube will be required to make, significant capital expenditures each year both for recurring maintenance necessary to keep manufacturing facilities operational and to comply with environmental and other legal requirements. Additionally, Lone Star periodically makes capital expenditures for technological improvements and for research and development projects. Lone Star's borrowing capacity and the borrowing capacity of its subsidiaries are interrelated and substantially used. If funding is insufficient at any time in the future, Lone Star may be unable to develop or enhance its products or services, take advantage of business opportunities or respond to competitive pressures.

      Lone Star's capital budget for 2000 is approximately $20 million. Steel requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings under Steel's and Fintube's credit facilities and from Lone Star. Steel believes that cash generated by operations and its borrowing capacity under the revolving credit agreement will provide the liquidity necessary to fund its cash requirements during 2000.

      Steel's operations are subject to restrictive environmental compliance and permitting requirements of various governmental agencies that include the TNRCC and the EPA. Steel believes that the cost of maintaining compliance with environmental requirements will fall within its contemplated operating and capital expenditure plans, averaging $1 - $2 million annually in the foreseeable future.

      Fintube believes that its resources, including cash generated by operations and borrowings under Fintube's credit facility and from Lone Star, will provide the liquidity and resources necessary to meet Fintube's cash needs for working capital and other capital expenditures during 2000.

      Lone Star had no direct business operations other than Steel in 1999 (see subsequent events Note M to the consolidated financial statements regarding Fintube) or significant sources of cash other than from short-term investments or the sale of securities. Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost-sharing agreement with Steel. Under Steel's new revolving credit agreement, Lone Star's operating costs and Steel's portion of Lone Star's consolidated taxes are the only funds that can be distributed by Steel to Lone Star. Beginning in 2000 Fintube will pay Lone Star an overhead fee of $1.0 million per year, which is the maximum amount permitted by Fintube's loan agreements.

      Lone Star believes that reimbursements by Steel and Fintube for most of their operating costs and funds generated by cash and investments will be adequate to fund its cash requirements during 2000.

FORWARD-LOOKING INFORMATION

      The statements included in this Annual Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts," and similar expressions are also intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including, but not limited to, industry and market conditions, the ability of Lone Star to successfully manage its recently acquired Fintube business, environmental liabilities, competitive pricing, practices and conditions, availability and pricing of raw materials, fluctuations in prices of crude oil and natural gas, the trade environment, the impact of current and future laws and governmental regulations (particularly environmental laws and regulations) and other factors discussed in this Annual Report and in other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants . . . . . . . . . . . . . . . . .   21
Consolidated Statements of Income,
   for the years ended December 31, 1999, 1998, and 1997  . . . . . . . . .  22
Consolidated Balance Sheets at December 31, 1999 and 1998 . . . . . . . . .  23
Consolidated Statements of Shareholders' Equity
  at December 31, 1999, 1998, 1997, and 1996 . . . . . . . . . . . . . . .   24
Consolidated Statements of Cash Flows,
   for the years ended December 31, 1999, 1998, and 1997  . . . . . . . . .  25
Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . .   26
Schedule I - Condensed Financial Information of Registrant . . . . . . . .   38
Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . .   39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Lone Star Technologies, Inc. (Lone
Star):

We have audited the accompanying consolidated balance sheets of Lone Star (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the three years ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of Lone Star's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP
Dallas, Texas,
   January 20, 2000 (except with respect to certain information in
                     Note M as to which the date is March 8, 2000)

                    LONE STAR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                  (IN MILLIONS, EXCEPT SHARE DATA)

                                                                       For the Years Ended December 31,
                                                                       --------------------------------
                                                                           1999        1998       1997
                                                                       ---------   ---------   --------
Net revenues                                                         $    353.4  $    432.4  $   654.3
Cost of goods sold                                                       (341.4)     (428.0)    (590.1)
                                                                       ---------   ---------   --------
  Gross profit                                                             12.0         4.4       64.2
Special charges                                                               -       (14.5)         -
Selling, general and administrative expenses                              (15.5)      (20.0)     (19.6)
                                                                       ---------   ---------   --------
  Operating income (loss)                                                  (3.5)      (30.1)      44.6
Interest income                                                             1.8         2.0        3.0
Interest expense                                                           (4.6)       (4.0)      (6.6)
Other income (expense)                                                        -        (0.2)       0.3
                                                                       ---------   ---------   --------
  Income (loss) from continuing operations before income tax               (6.3)      (32.3)      41.3
Income tax                                                                    -           -       (0.9)
                                                                       ---------   ---------   --------
  Income (loss) from continuing operations                                 (6.3)      (32.3)      40.4
Extraordinary items                                                           -         7.4        0.9
                                                                       ---------   ---------   --------
  Income (loss) before gain from discontinued operations                   (6.3)      (24.9)      41.3
Gain from discontinued operations                                             -           -       12.4
                                                                       ---------   ---------   --------
  NET INCOME (LOSS)                                                  $     (6.3) $    (24.9) $    53.7
                                                                       =========   =========   ========
PER COMMON SHARE - BASIC:
  Net income (loss) from continuing operations                       $    (0.28) $    (1.43) $    1.88
  Extraordinary items                                                         -        0.33       0.04
  Gain from discontinued operations                                           -           -       0.58
                                                                       ---------   ---------   --------
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                 $    (0.28) $    (1.10) $    2.50
PER COMMON SHARE - DILUTED:
  Net income (loss) from continuing operations                       $    (0.28) $    (1.43) $    1.83
  Extraordinary items                                                         -        0.33       0.04
  Gain from discontinued operations                                           -           -       0.57
                                                                       ---------   ---------   --------
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                 $    (0.28) $    (1.10) $    2.44
                                                                       =========   =========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                   22.5        22.5       21.5
   Diluted                                                                 22.5        22.5       22.1

See accompanying notes.

                     LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED BALANCE SHEETS
                   (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                December 31,
                                                                          --------------------------
                                                                             1999              1998
                                                                          --------           -------
     ASSETS
      CURRENT ASSETS:
        Cash and cash equivalents                                       $    22.2          $   20.9
        Short-term investments                                                1.2               3.1
        Accounts receivable, net                                             56.1              36.3
        Current inventories, net                                             88.9              88.9
        Other current assets                                                  3.7               3.7
                                                                          --------------------------
      TOTAL CURRENT ASSETS                                                  172.1             152.9
      Marketable securities                                                  15.4               9.0
      Property, plant, and equipment, net                                   149.5             157.8
      Other noncurrent assets                                                14.1              16.1
                                                                          --------------------------
     TOTAL ASSETS                                                       $   351.1          $  335.8
====================================================================================================
     LIABILITIES AND SHAREHOLDERS' EQUITY
      LIABILITIES:
        Current installments on long-term debt                          $     2.0          $      -
        Accounts payable                                                     57.0              15.8
        Accrued liabilities                                                  27.0              25.6
                                                                          --------------------------
       TOTAL CURRENT LIABILITIES                                             86.0              41.4
                                                                          --------------------------
       Term loan                                                              7.0                 -
       Revolving credit facility                                             21.0              46.0
       Postretirement benefit obligations                                    26.1              41.5
       Other noncurrent liabilities                                          15.9              17.8
                                                                          --------------------------
     TOTAL LIABILITIES                                                      156.0             146.7
                                                                          --------------------------
     Commitments and Contingencies (See Note J)                                 -                 -
     SHAREHOLDERS' EQUITY:
       Preferred stock, $1 par value
          (authorized:  10,000,000 shares, issued:  none)                       -                 -
       Common stock, $1 par value
          (authorized:  80,000,000 shares, issued:  23,061,864,
           23,061,864, respectively)                                         23.1              23.1
       Capital surplus                                                      209.9             209.9
       Accumulated other comprehensive loss                                  (1.4)            (12.8)
       Accumulated deficit                                                  (21.8)            (15.5)
       Treasury stock (462,991 and 566,116 common shares, respectively)     (14.7)            (15.6)
                                                                          --------------------------
     TOTAL SHAREHOLDERS' EQUITY                                             195.1             189.1
                                                                          --------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   351.1          $  335.8
                                                                          ==========================

     See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                            Accumulated
                                                                               Other         Accumulated
                                              Common   Capital  Treasury   Comprehensive      Income
                                              Stock    Surplus    Stock    Income (Loss)     (Deficit)         Total
                                            -------------------------------------------------------------   -------------
BALANCE, DECEMBER 31, 1996                $     20.7    160.1      (0.9)            (6.8)        (44.3)    $       128.8
Net income                                        -        -         -                -           53.7              53.7
Other comprehensive loss:
    Minimum pension liability adjustment          -        -         -              (2.9)            -              (2.9)
        Comprehensive income                                                                                        50.8
Conversion of subordinated debentures            2.1     47.2        -                -              -              49.3
Treasury stock purchases                          -        -      (14.1)              -              -             (14.1)
Employee benefit plan stock issuance             0.3      2.6        -                -              -               2.9
                                            -------------------------------------------------------------   -------------
BALANCE, DECEMBER 31, 1997                      23.1    209.9     (15.0)            (9.7)          9.4             217.7
Net loss                                          -        -         -                -          (24.9)            (24.9)
Other comprehensive loss:
    Minimum pension liability adjustment          -        -         -              (3.1)            -              (3.1)
        Comprehensive loss                                                                                         (28.0)
Treasury stock purchases                          -        -       (1.9)              -              -              (1.9)
Employee benefit plan stock issuance              -        -        1.3               -              -               1.3
                                            -------------------------------------------------------------   -------------
BALANCE, DECEMBER 31, 1998                      23.1    209.9     (15.6)           (12.8)        (15.5)            189.1
Net loss                                          -        -         -                -           (6.3)             (6.3)
Other comprehensive income:
    Minimum pension liability adjustment          -        -         -              11.4             -              11.4
        Comprehensive income                                                                                         5.1
Employee benefit plan stock issuance              -        -        0.9               -              -               0.9
                                            -------------------------------------------------------------   -------------
BALANCE, DECEMBER 31, 1999                $     23.1    209.9     (14.7)            (1.4)        (21.8) $          195.1
                                            -------------------------------------------------------------   -------------

    See accompanying notes.

                 LONE STAR TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN MILLIONS)

                                                                For the Years Ended December 31,
                                                            -----------------------------------------
                                                                  1999           1998           1997
                                                            -----------    -----------    -----------
BEGINNING CASH AND CASH EQUIVALENTS                       $       20.9   $       14.2   $       27.3
                                                            ===========    ===========    ===========
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              (6.3)         (24.9)          53.7
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Gain on sale of discontinued operations                           -              -          (12.4)
   Depreciation and amortization                                  16.7           15.8           14.3
   Extraordinary item - UMWA liability                               -           (7.4)          (2.0)
   Special charges - write-down of assets                            -            8.1              -
   Accounts receivable, net                                      (19.8)          43.8           (0.1)
   Current inventories, net                                          -           13.2          (25.7)
   Accounts payable and accrued liabilities                       42.6          (39.9)           6.9
   Other                                                          (5.1)          (0.1)          (8.8)
                                                            -----------    -----------    -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES               28.1            8.6           25.9
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (7.2)         (17.6)         (34.7)
   Short-term investments                                          1.9            3.2           13.8
   Proceeds from sale of discontinued operations                     -              -           12.4
   Marketable securities                                          (6.4)          10.0            0.8
   Proceeds from sale of assets                                      -            0.1              -
                                                            -----------    -----------    -----------
          NET CASH USED IN INVESTING ACTIVITIES                  (11.7)          (4.3)          (7.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Initial borrowings under new revolving credit facility         34.5              -           50.0
   Net borrowings (payments) under revolving credit facility     (13.5)           3.0           (7.0)
   Net payments under old revolving credit facility              (46.0)             -          (37.8)
   Issuance of term note                                          10.0              -              -
   Term note repayment                                            (1.0)             -           (0.3)
   Treasury stock purchases                                          -           (1.9)         (14.1)
   Acquisition of minority interest                                  -              -          (25.0)
   Issuance of common stock                                        0.9            1.3            2.9
                                                            -----------    -----------    -----------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (15.1)           2.4          (31.3)
                                                            -----------    -----------    -----------
          Net increase (decrease) in cash and cash equivalents    1.3            6.7          (13.1)
                                                            -----------    -----------    -----------
          ENDING CASH AND CASH EQUIVALENTS                $       22.2   $       20.9   $       14.2
                                                          =============    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
   Conversion of subordinated debentures to common stock  $          -   $          -   $       50.0
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                         $        6.7   $        5.4   $        9.4
    Income taxes paid                                     $          -   $        0.3   $        1.3

                          LONE STAR TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Technologies, Inc. (Lone Star) is a management and holding company that had one principal operating subsidiary, Lone Star Steel Company (Steel), at December 31, 1999. On January 3, 2000, Lone Star's new subsidiary, Fintube Technologies, Inc. (Fintube), acquired the assets of Fintube Limited Partnership (see subsequent events Note M) and became Lone Star's other principal operating subsidiary.

Steel and Fintube together serve three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services. Oilfield products are comprised of casing, tubing and line pipe that are manufactured and marketed globally to the oil and gas drilling industry. Historically, Lone Star's specialty tubing products have included Drawn Over Mandrel (DOM) tubing and as-welded tubing that are manufactured and marketed globally to automotive, fluid power and other markets for various mechanical applications. After the Fintube acquisition, Lone Star's specialty tubing products now also include specialty finned tubular products used in a variety of heat recovery applications. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets. Additional segment information is included in Note B to the consolidated financial statements.

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

CASH, INVESTMENTS, AND MARKETABLE SECURITIES. Lone Star's cash equivalents include highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months. Short-term investments consist of U. S. government and related agencies debt obligations with maturities at purchase greater than three months and up to one year. Marketable securities consist of U. S. government and related agencies debt obligations with maturities at purchase greater than one year and up to two years. Lone Star's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because Lone Star has the intent and ability to hold them to maturity. At December 31, 1999, Lone Star's cash and cash equivalents, short-term investments, and marketable securities, which had a carrying amount that approximated market value, consisted of $38.8 million in U.S. government and related agencies obligations at amortized cost.

INVENTORIES are stated at the lower of cost (principally on the last-in, first-out "LIFO" method of accounting) or market value and include raw materials, labor, and overhead.

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

CURRENT OPERATING ENVIRONMENT AND BUSINESS SEGMENTS  - NOTE B

                                                            Years ended December 31,
                                                        --------------------------------
                                                           ($ in millions; unaudited)
                                                          1999       1998        1997
                                                        ---------  ---------   ---------
OILFIELD PRODUCTS
     Net revenues                                     $    185.1 $    255.6 $     454.1
     Noncash portion of special charges                        -        4.5           -
     Operating income (loss)                                (6.6)     (17.2)       36.1
     Identifiable assets                                   158.8      170.8       238.0
     Capital expenditures                                    3.6        9.3        22.1
     Depreciation and amortization                           9.1        8.9         9.0
SPECIALTY TUBING PRODUCTS
     Net revenues                                     $    120.5 $    123.2 $     129.0
     Noncash portion of special charges                        -        3.1           -
     Operating income (loss)                                10.6       (4.6)       12.3
     Identifiable assets                                   127.4      110.9       103.4
     Capital expenditures                                    3.6        8.1        12.2
     Depreciation and amortization                           6.6        6.0         4.6
FLAT ROLLED AND OTHER TUBULAR PRODUCTS
     Net revenues                                     $     47.8 $     53.6 $      71.2
     Noncash portion of special charges                        -        0.5           -
     Operating income (loss)                                (4.5)      (4.9)       (1.1)
     Identifiable assets                                    20.9       16.3        20.4
     Capital expenditures                                      -        0.2         0.4
     Depreciation and amortization                           1.0        0.9         0.7
CORPORATE AND OTHER NON-SEGMENTS
     Net revenues                                     $        - $        - $         -
     Operating loss                                         (3.0)      (3.4)       (2.7)
     Identifiable assets                                    44.0       37.8        44.0
CONSOLIDATED TOTALS FROM CONTINUING OPERATIONS
     Net revenues                                     $    353.4 $    432.4 $     654.3
     Operating income (loss)                                (3.5)     (30.1)       44.6
     Total assets                                          351.1      335.8       405.8
     Capital expenditures                                    7.2       17.6        34.7
     Depreciation and amortization                          16.7       15.8        14.3

Oilfield products are comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry. Specialty tubing products consist of Drawn Over Mandrel (DOM) tubing and as-welded tubing that are manufactured and marketed globally to automotive, fluid power, and other markets for various mechanical applications. After the Fintube acquisition (see subsequent events Note M), Lone Star's specialty tubing products now also include specialty finned tubular products used in a variety of heat recovery applications. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets.

Sales of oilfield products are greatly impacted by the level of domestic oil and gas drilling, which in turn is primarily dependent on oil and natural gas prices. Because of the volatility of oil and gas prices and drilling activity as well as other factors, such as competition from foreign imports, demand for these steel products can be subject to significant fluctuations.

At December 31, 1999, Steel's specialty tubing products segment included two product groups: DOM tubing and as-welded tubing. Specialty tubing consists of a wide array of high-quality, custom-made steel tubular products requiring critical tolerances, precise dimensional control, and special metallurgical properties. Specialty tubing is used in a wide range of industrial applications and, therefore, demand is sensitive to general economic conditions. The acquired operations of Fintube manufacture and market specialty tubing consisting of finned tubes used in a variety of heat recovery applications (see subsequent event Note M to the consolidated financial statements).

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

Steel's primary manufacturing facilities are located in East Texas. Raw materials and supplies, principally steel slabs and steel coils used in the manufacture of Steel's products have historically been readily available from various competitive sources. The manufacture of Steel's products uses several common facilities and shares administrative support. Accordingly, the segment information contains certain costs and assets which are allocated and may not reflect each line of business as if it were operated separately. Fintube conducts its operations on several owned and leased facilities in the Tulsa, Oklahoma metropolitan area and in Pryor, Oklahoma. Fintube owns manufacturing facilities in Quebec, Canada and Veracruz, Mexico.

Steel's principal market is domestic, although sales are also made into international markets. The majority of sales of tubular products occur through networks of sales distributors, although some tubular product sales and most flat rolled steel sales are made directly to end users. Sales to the largest oilfield products customer were $28.1 million or approximately 8% of net revenues in 1999, $29.9 million or 7% in 1998, and $83.1 million or 13% in 1997. Sales to another significant customer of flat rolled steel and other tubular products were $36.4 million or 10%, $43.3 million or 10%, and $53.3 million or 8% of net revenues for 1999, 1998, and 1997, respectively. Direct foreign revenues as a percent of total revenues were approximately 6% of the total in 1999.

Of Steel's total active labor force, 69% are represented by three collective bargaining agreements. The majority of union workers are represented by the United Steelworkers of America under a contract signed in May 1997, which expires on May 31, 2001. The two other agreements expire in 2000. Fintube had 409 employees on December 31, 1999. Of these employees, 35 were members of two unions covering employees in Quebec, Canada and Veracruz, Mexico.

For the year ended December 31, 1999, Lone Star had net sales of $353.4 million and an operating loss of $3.5 million. This compares to net sales of $432.4 million and an operating loss of $30.1 million for 1998. The most significant reason for the decline in revenue was the decrease in demand for oilfield products, which was driven by a 24% decrease in the average number of domestic rigs drilling for oil and natural gas during 1999. However, drilling activity accelerated in the second half of 1999 as oil and gas prices recovered and at year-end 771 rigs were active compared to 621 at the end of 1998. Consequently, Steel's open orders for OCTG at December 31, 1999, were up 75% from the prior year. The operating loss was significantly reduced principally due to 17% lower costs of goods sold per ton related to lower slab costs, reduced overall spending and increased productivity. However, uncertainty continues to exist regarding the future levels of oil and gas prices and related drilling activity. Therefore, no assurance can be given regarding the extent of future demand for Steel's OCTG products, or that profitability can be achieved until these markets improve.

      The pro forma column in the following table sets forth consolidated financial information for Lone Star on a pro forma basis for the Fintube acquisition, which gives effect to (i) the acquisition of the assets of Fintube Limited Partnership as though the acquisition occurred on January 1, 1999; (ii) the issuance of 760,237 shares of Lone Star Common Stock as partial consideration for the Fintube acquisition as though the stock was issued on that date; and (iii) the borrowing of $46 million by Lone Star's Fintube subsidiary under its new credit facility as though the borrowing occurred on that date.

                                           ($ in millions, except per share data)
                                              Historical            Pro Forma
                                                 1999                  1999
                                                 ----                  ----
                                                                   (unaudited)
Revenues                                       $    353.4           $   434.1
Gross Profits                                  $     12.0           $    39.4

SG&A                                           $   (15.5)           $  (29.6)
                                               ----------           ---------
Operating Income                               $    (3.5)           $     9.8
Interest Income                                $     1.8            $     1.8
Interest Expense                               $    (4.6)           $  (10.4)
Other Income (Expense)                               --             $     2.2

Income (Loss) from continuing operations       $    (6.3)           $     3.2
Net income (Loss)                              $    (6.3)           $     3.2
Diluted Earnings (Loss) per share              $   (0.28)           $    0.14


Steel and Fintube requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings under Steel's and Fintube's revolving credit facilities (Note F) and from Lone Star. Steel and Fintube believe that operating cash flows and borrowing capacity under the revolving credit agreements will provide the liquidity necessary to fund cash requirements during 2000.

Lone Star had no direct business operations other than Steel in 1999 (see subsequent events Note M) or significant sources of cash other than from short-term investments or the sale of securities. Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost-sharing agreement with Steel. Under Steel's new revolving credit agreement, Lone Star's operating costs and Steel's portion of Lone Star's consolidated taxes are the only funds that can be distributed to Lone Star. Beginning in 2000 Fintube will pay Lone Star an overhead fee of $1.0 million per year, which is the maximum amount permitted by Fintube's loan agreements.

Lone Star believes that reimbursements by Steel and Fintube for most of its operating costs and funds generated by cash and investments will be adequate to fund its cash requirements during 2000.

SPECIAL CHARGES (1998) - NOTE C

In response to 1998 market conditions, Steel restructured and downsized its operations. Lower operating rates resulted in the need to reduce employment levels and initiate other actions. As a result, special charges of $14.5 million were recognized in the 1998 consolidated statement of operations, which included the following items in millions:

    Write-down of property, plant, and equipment and related supplies to fair value          $  8.1
    Renegotiated or cancelled contractual obligations                                           4.4
    Employee severance cost                                                                     2.0
                                                                                            -------
           Total special charges                                                             $ 14.5

Certain facilities permanently reduced or eliminated their operations, relying instead on alternative production or procurement methods. This included a reduction in the production level of the electric-arc furnace steelmaking facilities, with heavier reliance placed on purchased steel in coil and slab form. Additionally, some finishing processes and infrastructure utility services were permanently abandoned and completely replaced through outside procurement. These actions triggered an assessment of the recoverability of the asset carrying costs and the resulting recognition of an impairment loss. The determination of the impairment loss was based on an evaluation of future cash flows from operation of the steelmaking facilities and estimated salvage values of the steelmaking facilities and those facilities to be abandoned. The net book value of these assets, which included property, plant and equipment and related supplies inventory, totaled $12.6 million, of which $8.1 million was written down.

Certain supplier contracts were also renegotiated or cancelled to accommodate the lower operating levels resulting in a loss accrual of $4.4 million at December 31, 1998.

Steel terminated employees or identified certain positions for elimination as of December 31, 1998. Payments made to terminated employees were based on Steel's standard severance package. Approximately 200 employees, covered by the severance package, were ultimately terminated. Total employee severance costs included in special charges totaled $2.0 million, of which $1.1 million was paid in 1998 and $0.9 million in 1999.

                                                                   ($ in millions)
                                        Balance at      Charged to    Charged to                 Balance at
                                        beginning        costs and      other                      end of
                                        of period         expenses     accounts    Deductions(b)   period
                                        ---------         --------     --------    -------------   ------
YEAR ENDED DECEMBER 31, 1998
Reserves for special charges(a)            $--               6.4          --            ($1.1)      $5.3

YEAR ENDED DECEMBER 31, 1999
Reserves for special charges(a)           $5.3                --          --             (4.5)      $0.8

(a) Does not include special charge associated with the write-down of property, plant, and equipment.

(b) Includes write-offs of accounts receivable and utilization of reserves for special charges.

ADDITIONAL BALANCE SHEET INFORMATION - NOTE D

                                                                         ($ in millions)
                                                                   1999                1998
                                                                ------------       -------------
INVENTORIES
     Finished goods                                           $        24.5      $         30.8
     Work in process                                                   36.4                33.1
     Raw materials                                                     30.4                29.2
     Materials, supplies, and other                                    25.4                27.3
                                                                ------------       -------------
        Total inventories before LIFO valuation reserve               116.7               120.4
Reserve to reduce inventories to LIFO value                           (20.8)              (23.5)
                                                                ------------       -------------
        Total inventories                                              95.9                96.9
Amount included in other noncurrent assets                             (7.0)               (8.0)
                                                                ------------       -------------
        Net current inventories                               $        88.9      $         88.9
                                                                ============       =============
PROPERTY, PLANT, AND EQUIPMENT
     Land and land improvements                               $        12.0      $         10.9
     Buildings, structures, and improvements                            6.0                 6.0
     Machinery and equipment                                          305.2               297.9
     Construction in progress                                           6.3                 7.5
                                                                ------------       -------------
        Total property, plant, and equipment                          329.5               322.3
     Less accumulated depreciation and amortization                  (180.0)             (164.5)
                                                                ------------       -------------
        Property, plant, and equipment, net                   $       149.5      $        157.8
                                                                ============       =============
OTHER NONCURRENT ASSETS
Inventory (supplies and spare parts)                          $         7.0      $          8.0
Other                                                                   7.1                 8.1
                                                                ------------       -------------
        Total other noncurrent assets                         $        14.1      $         16.1
                                                                ============       =============
ACCRUED LIABILITIES
     Accrued compensation                                     $         7.4      $          5.9
     Property taxes                                                     4.3                 5.2
     Warranty reserves                                                  2.5                 2.0
     Environmental reserves                                             0.5                 0.5
     Pension obligations                                                4.9                   -
     Supplier contract reserves                                         0.8                 4.3
     Other                                                              6.6                 7.7
                                                                ------------       -------------
        Total accrued liabilities                             $        27.0      $         25.6
                                                                ============       =============
OTHER NONCURRENT LIABILITIES
Environmental reserves                                        $        10.7      $         10.9
Other                                                                   5.2                 6.9
                                                                ------------       -------------
        Total other noncurrent liabilities                    $        15.9      $         17.8
                                                                ============       =============

Accounts receivable is stated net of allowance for doubtful accounts of $1.3 million at December 31, 1999 and $1.4 million at December 31, 1998. Approximately $108.2 million and $110.8 million of total inventories before LIFO valuation reserves were accounted for on the LIFO basis at December 31, 1999 and 1998, respectively. During 1999 and 1998, Steel experienced a reduction of inventory which resulted in the depletion of previous inventory LIFO layers, the financial effect of which was not significant to net reported results of operations. Non-LIFO inventories are stated at the lower of average cost or market. The total inventories before LIFO valuation reserves approximates replacement cost of the inventories.

CHANGE IN COMMON SHARES OUTSTANDING - NOTE E

                                                                Issued          Treasury Stock         Outstanding
                                                             --------------    ------------------    -----------------
 Balance, December 31, 1997                                     23,059,864          (548,616)           22,511,248
    Employee benefit plans                                           2,000            92,500                94,500
    Treasury share purchases                                         -              (110,000)             (110,000)
                                                             --------------    ------------------    -----------------
 Balance, December 31, 1998                                     23,061,864          (566,116)           22,495,748
                                                             --------------    ------------------    -----------------
    Employee benefit plans                                           -               103,125               103,125
                                                             --------------    ------------------    -----------------
 Balance, December 31, 1999                                     23,061,864          (462,991)           22,598,873
                                                             ==============    ==================    =================

DEBT - NOTE F

Aggregate maturities of long-term debt are as follows: 2,000, $2.0 million; 2001, $2.0 million; 2002, $23.0 million; 2003, $2.0 million; and 2004, $1.0 million.

      On March 16, 1999, Steel refinanced the $100.0 million revolving credit facility that it had in place at year-end 1998 with a $90.0 million revolving line of credit and a three-year $10.0 million term loan. Under the new revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At December 31, 1999, borrowings totaled $30.0 million including $9.0 million on the term loan with a remaining availability of $61.7 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, together with interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans. In connection with Lone Star's purchase through its Fintube subsidiary of assets from Fintube Limited Partnership on January 3, 2000, Steel borrowed $20 million under its present credit facility to repay $20 million of its subordinated loan to Lone Star, Lone Star guaranteed $20 million of Steel's credit facility and Lone Star used the loan repayment to fund a portion of the purchase price payable in the Fintube acquisition. At January 3, 2000, borrowings by Steel totaled $50 million, including the term loan, with a remaining availability of $41.7 million.

      On January 3, 2000, Lone Star's Fintube subsidiary entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in its acquisition of substantially all of the assets of Fintube Limited Partnership. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. As of January 3, 2000, borrowings by the Fintube subsidiary totaled approximately $46 million, including the term loan, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $6 million.

      Steel's loan agreements at December 31, 1999 contain various restrictive covenants which require Steel to meet specified quarterly financial ratios, including cash flow and net worth measurements, all of which Steel met at December 31, 1999 and which Steel expects to meet during fiscal year 2000. Steel's ability to incur additional indebtedness and to pay cash dividends to Lone Star is also restricted under the agreements.

During 1999, Steel entered into slab consignment and sales agreements with third parties. These inventory financing transactions have been accounted for as product financing arrangements. Inventory financed under these arrangements have been recorded as inventory by Steel. At December 31, 1999, there was $30.8 million included in accounts payable under these financing arrangements.

The interest rates at December 31, 1999 were 10.0% for the term loan and 9.48% for the revolving line of credit.

NET EARNINGS PER SHARE - NOTE G

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share in 1999, 1998, and 1997 were 22.5 million,
22.5 million, and 21.5 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute diluted earnings per share in 1999, 1998, and 1997 were 22.5 million,
22.5 million, and 22.1 million, respectively. Dilutive securities (stock options) equivalent to 0.3 million shares of common stock were outstanding at December 31, 1999. These shares were not included in the computation of diluted earnings per share. Lone Star had losses in those periods and the effect of including the dilutive securities in earnings per share would have been anti-dilutive.

INCOME TAXES - NOTE H

There was no current income tax expense in 1999 or 1998. Current income tax expense was recognized for federal alternative minimum taxes of $0.9 million in 1997. There was no deferred income tax expense or benefit for 1999, 1998, or 1997. A reconciliation of computed income taxes to actual income taxes follows:

                                                                                    ($ in millions)
                                                                           1999          1998          1997
                                                                         --------      --------      --------
       Income (loss) from continuing operations before income tax           (6.3)     $  (32.3)       $   41.3
       Statutory federal income tax rate                                      35%           35%            35%
                                                                         ========      ========       ========
       Income tax (benefit) expense at statutory rate                       (2.2)        (11.3)           14.5
       Net operating loss, benefit not recognized (benefit recognized)       2.2          11.3           (13.6)
                                                                         --------      --------      --------
           Income taxes (federal alternative minimum tax)                $     -      $     -         $    0.9
                                                                         ========      ========       ========

The following table discloses the components of the deferred tax amounts at December 31, 1999 and 1998:

                                                                                              ($ in millions)
                                                                                            1999          1998
                                                                                            ----          ----
DEFERRED TAX ASSETS - temporary differences
       Postretirement benefit accruals                                                  $ 10.3         $  13.5
       Environmental reserves                                                              3.9             4.0
       Other expense accruals and reserves                                                 6.7             7.1
       Inventories                                                                         5.3             6.0
       Other                                                                               0.4             0.6
                                                                                       -------          -------
           Total deferred tax assets - temporary differences                              26.6            31.2
           Net operating loss carryforwards                                               91.8            86.0
           Alternative minimum tax credit carryforward                                     1.0             1.0
                                                                                       -------          -------
           Total deferred tax assets                                                     119.4           118.2
DEFERRED TAX LIABILITY - temporary difference for basis in
       and depreciation of property, plant, and equipment                                (34.9)          (33.3)
                                                                                       -------          -------
           Net deferred tax assets                                                        84.5            84.9
           Less valuation allowance                                                      (84.5)          (84.9)
                                                                                       -------          -------
           NET DEFERRED TAX AMOUNT                                                      $    -         $     -
                                                                                       =======          =======

At December 31, 1999, Lone Star had federal tax net operating loss carryforwards (NOL's) of approximately $262.4 million, a portion of which may be related to AFB and subject to an agreement with the Federal Deposit Insurance Corporation
(FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. If not utilized, the NOL's will expire between years 2003 and 2014, and their future availability may be limited if Lone Star or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. Lone Star's common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOL's. Due to these uncertainties regarding possible utilization of NOL's and the sensitivity of Steel's income to the level of domestic drilling activity, valuation allowances were recorded to fully reserve the computed net deferred tax assets.

EMPLOYEE BENEFIT PLANS - NOTE I

DEFINED CONTRIBUTION PLANS. Lone Star and Steel have defined contribution plans available to substantially all full-time employees under which participants can make voluntary pretax contributions. For nonbargaining unit employees, Lone Star and Steel make matching contributions within specified limits. Steel makes contributions at rates specified under collective agreements for its bargaining unit employees. Lone Star and Steel contributions totaled $1.2 million in 1999, $1.3 million in 1998, and $1.5 million in 1997. Fintube also has a defined contribution plan.

STOCK OPTION PLAN. Lone Star has a long-term incentive plan which provides for the issuance of up to 2,700,000 shares of common stock to key employees and outside directors through the granting of incentive (the right to grant further incentive options expired in 1995) and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants. The option price is the average of the high and low market price on the date of the grant. Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the one-year anniversary of the grant date and an additional one-fourth becoming exercisable on the same anniversary date over the next three years. If the optionee's employment is terminated under certain circumstances after a change of control of

Lone Star occurs before an option's fourth anniversary, the option may be exercised in full earlier. Also, accelerated vesting of options can occur upon death or retirement from employment of an option holder. Following is a summary of stock option activity during 1999, 1998, and 1997:

                                                                                                     Weighted
                                                                                                      Average
                                                                                                      Exercise
                                                  Shares Under Option          Price Range ($)        Price ($)
                                                  -------------------          ---------------       ----------
      OUTSTANDING, DECEMBER 31, 1996                    852,075                2.59  -  17.38           8.37
           Granted in 1997                              390,000               19.06  -  19.75          19.33
           Exercised in 1997                           (316,200)               3.06  -  17.38           9.13
                                                       ---------               ----     -----         ------
      OUTSTANDING, DECEMBER 31, 1997                    925,875                2.59  -  19.75           12.73
           Granted in 1998                              257,500               22.56  -  31.28           24.68
           Exercised in 1998                            (94,500)               3.06  -  19.75          13.41
           Cancelled in 1998                            (27,000)               6.88  -  31.28          20.14
                                                       ---------               ----     -----          -----
      OUTSTANDING, DECEMBER 31, 1998                  1,061,875                2.59  -  31.28          16.46
             Granted in 1999                            424,375               13.00  -  16.75          13.57
             Exercised in 1999                         (103,125)               3.06  -  19.75           8.80
             Cancelled in 1999                          (75,000)              19.06  -  19.06          19.06
                                                     -----------              -----     -----          -----
      OUTSTANDING, DECEMBER 31, 1999                  1,308,125                2.59  -  31.28          15.98
                                                     ===========              ======    =====          =====

At December 31, 1999, 1,267,900 shares were available for grant and 564,375 shares were exercisable.

The weighted average fair value per option granted in 1999, 1998, and 1997 was $6.68, $14.28, and $9.72, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 1999, 1998, and 1997, respectively: risk-free interest rates of 5.37%, 5.60%, and 6.36%; volatility of 48.53%, 48.83%, and 47.94%; and expected lives of five years for all 1999, 1998, and 1997 option grants with payment of no dividends.

Lone Star accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         1999         1998               1997
                                                         ----         -----              -----
    Net income (loss) - as reported ($ in millions)      $   (6.3)    $    (24.9)        $    53.7
                - pro forma ($ in millions)              $   (8.9)    $    (27.0)        $    52.6

    Basic earnings per share - as reported               $   (.28)    $    (1.10)        $    2.50
                             - pro forma                 $   (.39)    $    (1.19)        $    2.45

    Diluted earnings per share - as reported             $   (.28)    $    (1.10)        $    2.44
                               - pro forma               $   (.39)    $    (1.19)        $    2.39

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

Steel also sponsors an unfunded defined benefit postretirement health care plan for eligible bargaining unit employees and a limited number of other retirees eligible under special early retirement programs. These health care plan benefits are limited to eligible retirees and their spouses until age 65, at which time coverage terminates. Certain other postretirement benefits, primarily life insurance, are also provided. The anticipated costs of these postretirement benefits are accrued over the employees' years of service.

The measurement dates for determining the assets and obligations of these plans were November 30, 1999, 1998, and 1997. The following table sets forth the changes in the plans' benefit obligation and plan assets, the funded status amounts recognized in the consolidated balance sheets at December 31, 1999, 1998, and 1997:

                                                                            ($ in millions)
                                                               Pension Benefits                   Other Benefits
                                                        ------------------------------    -------------------------------
                                                          1999       1998       1997         1999       1998       1997
                                                        --------   --------   --------    ---------  ---------   --------
    CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year           $    84.0       82.7       79.4   $     13.9       12.3       11.9
      Service cost                                          1.0        0.9        0.9          0.6        0.5        0.5
      Interest cost                                         5.3        5.4        5.5          0.9        0.8        0.9
      Plan participants' contributions                        -          -          -            -          -        0.1
      Amendments                                              -        0.5          -            -          -          -
      Actuarial loss (gain)                                (7.0)       1.2        3.5         (2.1)       1.2       (0.4)
      Benefits paid                                        (6.5)      (6.7)      (6.6)        (0.7)      (0.9)      (0.7)
                                                        --------   --------   --------    ---------  ---------   --------
    Benefit obligation at end of year                 $    76.8       84.0       82.7   $     12.6       13.9       12.3
                                                        ========   ========   ========    =========  =========   ========
    CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year    $    54.3       53.2       44.0   $        -          -          -
      Actual return on plan assets                          8.7        2.8        5.0            -          -          -
      Employer contributions                                2.1        5.0       10.8          0.7        0.9        0.6
      Plan participants' contributions                        -          -          -            -          -        0.1
      Benefits paid                                        (6.5)      (6.7)      (6.6)        (0.7)      (0.9)      (0.7)
                                                        --------   --------   --------    ---------  ---------   --------
    Fair value of plan assets at end of year          $    58.6       54.3       53.2   $        -          -          -
                                                        ========   ========   ========    =========  =========   ========
    RECONCILIATION OF FUNDED STATUS
    Unfunded status - obligation in excess of assets  $    18.2       29.7       29.5   $     12.6       13.9       12.3
    Unrecognized actuarial gain (loss)                     (2.1)     (13.7)     (10.7)         1.8       (0.3)       0.8
    Unrecognized net obligation at January 1, 1986         (1.0)      (2.1)      (3.1)           -          -          -
    Unrecognized prior service cost                        (1.6)      (1.7)      (1.3)           -          -          -
                                                        --------   --------   --------    ---------  ---------   --------
      Net amount recognized                           $    13.5       12.2       14.4   $     14.4       13.6       13.1
                                                        ========   ========   ========    =========  =========   ========
    AMOUNTS RECOGNIZED IN CONSOLIDATED
    BALANCE SHEETS
    Postretirement benefit obligations - current      $     4.9          -        3.0   $      0.9        1.0        0.8
    Postretirement benefit obligations - noncurrent        12.6       28.9       25.5         13.5       12.6       12.3
    Other noncurrent assets - intangible asset             (2.6)      (3.9)      (4.4)           -          -          -
    Accumulated other comprehensive loss                   (1.4)     (12.8)      (9.7)           -          -          -
                                                        --------   --------   --------    ---------  ---------   --------
      Net amount recognized                           $    13.5       12.2       14.4   $     14.4       13.6       13.1
                                                        ========   ========   ========    =========  =========   ========

In determining the benefit obligation, weighted average discount rates of 7.5%, 6.5%, and 7.0% were used for 1999, 1998, and 1997, respectively. Other assumptions utilized for all three years included a 9.0% expected long-term rate of return on plan assets and a 4.0% annual increase in the compensation rate.

The pension plans' assets consist primarily of short-term money market investments, government and corporate obligations, real estate, and public market equity securities:

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The annual rate of increase in the per capita costs of covered health care benefits is assumed to decrease gradually from 8.0% to an ultimate trend rate of 6.0% by the year 2004. Increasing the assumed medical cost trend rates by one percentage point in each year would have resulted in a $1.1 million increase in the benefit obligation as of December 31, 1999 and a $0.2 million increase in the aggregate of the service cost and interest cost components of net periodic benefit expense for 1999. A 1.0% decrease in the assumed trend rates would have resulted in a $1.0 million decrease in the benefit obligation and a $0.2 million decrease in expense.

Net periodic benefit expense for 1999, 1998, and 1997 included the following components:

                                                                                  ($ in millions)
                                                               Pension Benefits                 Other  Benefits
                                                     ---------------------------------   --------------------------------
                                                        1999         1998       1997       1999         1998      1997
                                                     --------      --------   --------   --------     --------   --------
Service cost                                         $    1.0           0.9      0.9       $  0.6         0.5       0.5
Interest cost                                             5.3           5.4      5.5          0.9         0.8       0.9
Expected return on plan asset                            (4.6)         (4.7)    (3.6)          -           -         -
Amortization of net obligation at January 1, 1986         1.0           1.0      1.0           -           -         -
Amortization of prior service cost                        0.2           0.1      0.1           -           -         -
Recognized net actuarial loss                             0.5           0.1      0.1           -           -         -
                                                     --------       -------   -------     -------     --------   --------
    Net periodic benefit expense                     $    3.4           2.8      4.0       $  1.5         1.3       1.4
                                                     ========       =======   =======     =======     ========   ========

PROFIT SHARING PLAN. Steel has a profit sharing plan for substantially all employees which provides for payment of a specified percentage of Steel's quarterly operating income and certain minimum payments to bargaining unit employees. Steel's payments to employees were $0.7 million, $1.5 million, and $3.9 million for 1999, 1998, and 1997, respectively.

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

Steel leases equipment under various operating leases. Rental expense totaled $3.6 million, $3.7 million, and $3.9 million in 1999, 1998, and 1997, respectively. Future minimum lease payments under noncancellable operating leases are as follows: 2000, $1.6 million; 2001, $1.1 million; 2002, $1.0 million; 2003, $0.3 million; 2004, $0.3 million; and thereafter, $0.5 million.

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

EXTRAORDINARY ITEMS (1998, 1997) AND GAIN FROM DISCONTINUED OPERATIONS (1997) - NOTE K

During 1992, The Coal Industry Retiree Health Benefit Act of 1992 ("Act") created a benefit plan fund to provide medical and death benefits to certain United Mine Workers of America ("UMWA") retirees and eligible dependents. In 1993, Steel recorded a liability for the total estimated future payments related to this Act. During 1997, the estimated liability was adjusted downward, resulting in an extraordinary gain of $2.0 million. During 1998, as a result of a decision by the United States Supreme Court, Steel was relieved from making payments under the Act. Accordingly, the remaining UMWA liability was reversed in 1998, resulting in a $7.4 million extraordinary gain. In addition to the $2.0 million UMWA liability adjustment in 1997, an extraordinary loss of $1.1 million was recognized for the early prepayment fee in connection with the refinancing of Steel's revolving credit facility in 1997, resulting in a net extraordinary gain of $0.9 million for 1997. There were no income tax effects recognized for these extraordinary items.

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

QUARTERLY FINANCIAL SUMMARY - NOTE L

                                                          ($ in millions, except share amounts; quarterly amounts unaudited):
                                                                                          Quarter
                                                         --------------------------------------------------------------------
1999                                                        First        Second        Third         Fourth       Total Year
-----                                                    ----------    ----------    ----------    ----------    ------------
Net revenues                                               $ 63.7       $ 77.2        $ 99.5         $113.0          $353.4
Gross profit (loss)                                          (2.2)        (0.5)          6.9            7.8            12.0
Net income (loss)                                          $ (6.6)      $ (4.8)       $  2.0         $  3.1          $ (6.3)


PER COMMON SHARE - BASIC
Net income (loss) available to common shareholders         $ (0.29)     $ (0.21)      $  0.09        $  0.14         $ (0.28)

PER COMMON SHARE - DILUTED
Net income (loss) available to common shareholders         $ (0.29)     $ (0.21)      $  0.09        $  0.14         $ (0.28)

1998
Net revenues                                               $151.0       $129.0        $ 88.9 $         63.5          $432.4
Gross profit (loss)                                          15.4          7.7          (9.9)          (8.8)            4.4
Special charges                                            $    -       $    -        $    -         $(14.5)         $(14.5)
Income (loss) from continuing operations                      9.9          2.2         (15.6)         (28.8)          (32.3)
Extraordinary items                                             -            -             -            7.4             7.4
                                                           ------       ------        ------         ------          -------
Net income (loss)                                          $  9.9       $  2.2        $(15.6)        $(21.4)         $(24.9)

PER COMMON SHARE - BASIC
Income (loss) from continuing operations                   $  0.44      $  0.09       $ (0.69)       $ (1.28)        $ (1.43)
Extraordinary items                                             -            -             -            0.33            0.33
Net income (loss) available to common shareholders         $  0.44      $  0.09       $ (0.69)       $ (0.95)        $ (1.10)

PER COMMON SHARE - DILUTED
Income (loss) from continuing operations                   $  0.43      $  0.09       $ (0.69)       $ (1.28)        $ (1.10)
Extraordinary items                                             -            -             -            0.33            0.33
Net income (loss) available to common shareholders         $  0.43      $  0.09       $ (0.69)       $ (0.95)        $ (1.10)

SUBSEQUENT EVENTS - NOTE M

On January 3, 2000, Lone Star completed the purchase of the assets of Fintube Limited Partnership, a privately held, Tulsa-based manufacturer of finned tubes. The purchase price was approximately $85 million, which included the issuance of approximately 760,000 shares of Lone Star common stock valued at $20 million. The assets were purchased by Fintube Technologies, Inc. (Fintube), a new wholly owned subsidiary of Lone Star. While the new Fintube subsidiary assumed substantially all of the contractual obligations of Fintube Limited Partnership and its subsidiaries, certain liabilities were not assumed. The excluded liabilities included, among other things, the partnership's bank debt ($17.9 million as of December 31, 1999); Fintube's litigation; brokers', accounting and legal fees and expenses incurred by Fintube in connection with the sale of its assets to Lone Star; and various non-assumed pre-closing liabilities. Fintube also executed a new $59 million credit agreement with a bank group. The initial funding under the credit agreement was approximately $46 million with the balance available for working capital, and new capital investments subject to borrowing base limitations. The balance of the purchase price was provided by Lone Star from the repayment of intracompany debt by Steel using the proceeds of additional borrowings.

Fintube manufactures and markets finned tubes used in a variety of heat recovery applications. Its customers include suppliers of heat recovery boiler sections used in gas-fired, combined cycle power generating plants. Fintube also designs and manufactures other products, such as boiler economizers, boiler tubing and enhanced-surface tubing.

March 8, 2000, Lone Star announced that it signed a definitive agreement to purchase the assets of Bellville Tube Corporation (Bellville), a privately held Houston-area based tubular goods manufacturer, for a cash purchase price of approximately $14.5 million. The acquisition is expected to close on or near March 31, 2000.

                  LONE STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              (PARENT COMPANY ONLY)

                                                                               ($ in millions, except share
                                                                                           data)
                                                                                 Years ended December 31,
                                                                             ----------------------------------
CONDENSED STATEMENTS OF INCOME                                                    1999       1998       1997
                                                                             ----------   --------    ---------


General and administrative expenses                                            $ (3.0)     $ (3.4)      $(2.8)
Steel cost sharing                                                                3.0         3.3         2.3
Equity in Steel's income (loss)                                                 (10.2)      (28.0)       39.9
Interest income                                                                   1.7         1.7         2.9
Interest expense                                                                    -           -        (2.7)
Other intercompany income from Steel                                              2.2         1.5         1.7
Gain on sale of discontinued operations                                             -           -        12.4
                                                                               ------      -------      ------
Net income (loss)                                                                (6.3)      (24.9)       53.7
                                                                               =======     =======      ======
Cash dividends received from Steel                                             $    -      $    -       $   -
                                                                               =======     =======      ======
                                                                               As of December 31,
                                                                             -----------------------
CONDENSED BALANCE SHEETS                                                          1999       1998
                                                                             ----------   ----------
Current assets:
   Cash and cash equivalents                                                    $   18.1    $  20.2
   Short-term investments                                                            1.2        3.1
   Due from Steel                                                                   25.6       25.4
   Other current assets                                                              1.1        0.6
       Total current assets                                                         46.0       49.3
Investment in Steel                                                                133.3      132.0
Marketable securities                                                               15.4        9.0
Other noncurrent assets                                                              3.9        4.2
Total assets                                                                    $  198.6    $ 194.5
Current liabilities:                                                            $    0.6    $   1.0
Other noncurrent liabilities                                                         2.9        4.4
Total Liabilities                                                               $    3.5    $   5.4
Shareholders' equity:
   Preferred stock, $1 par value (authorized: 10,000,000 shares, issued:
      none)
   Common stock, $1 par value (authorized: 80,000,000 shares, issued:
      23,061,864 and 23,061,864, respectively)                                      23.1       23.1
   Capital surplus                                                                 209.9      209.9
   Minimum pension liability adjustment                                             (1.4)     (12.8)
   Retained deficit                                                                (21.8)     (15.5)
   Treasury stock (462,991 and 566,116 common shares, respectively, at cost)       (14.7)     (15.6)
                                                                                ---------   --------
       Total shareholders' equity                                                  195.1      189.1
                                                                                =========   ========
Total liabilities and shareholders' equity                                      $  198.6    $ 194.5
                                                                                =========   ========
                                                                             ---------------------------------
                                                                                  Year ended December 31,
                                                                             ---------------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                               1999       1998       1997
                                                                             ----------   --------   ---------
Net income (loss)                                                              $ (6.3)    $(24.9)     $ 53.7
Undistributed equity in Steel's income (loss)                                    10.2       28.0       (39.9)
Gain on sale of discontinued operations                                                        -       (12.4)
Other                                                                            (2.4)      (0.2)      (14.8)
    Net cash provided (used) by operating activities                              1.5        2.9       (13.4)
    Net cash provided (used) by investing activities                             (4.5)      13.2        27.0
    Net cash provided (used) by financing activities                              0.9       (0.6)      (36.2)
           Net increase (decrease) in cash and cash equivalents                  (2.1)      15.5       (22.6)
Beginning cash and cash equivalents                                              20.2        4.7        27.3
                                                                             ----------   --------   ---------
Ending cash and cash equivalents                                               $ 18.1     $ 20.2      $  4.7
                                                                             ==========   ========   =========

                          LONE STAR TECHNOLOGIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1997, 1998, AND 1999
                                 ($ IN MILLIONS)

                                                                   ($ in millions)
                                        Balance at      Charged to    Charged to                 Balance at
                                        beginning        costs and      other                      end of
                                        of period         expenses     accounts    Deductions(b)   period
Description
-----------                             ---------         --------     --------    -------------   ------
YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts         $   1.4       $     -         $     -       $     -       $   1.4

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts             1.4             -               -             -           1.4
Reserves for special charges (a)             -            6.4               -          (1.1)          5.3


YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts             1.4             -               -          (0.1)         1.3
Reserves for special charges (a)        $   5.3             -               -          (4.5)      $  0.8

(a) Does not include special charge associated with the write-down of property, plant, and equipment.

(b) Includes write-offs of accounts receivable and utilization of reserves for special charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in Lone Star's proxy statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

Information required under this item is contained in Lone Star's proxy statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock and to directors and executive officers is contained in Lone Star's proxy statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in Lone Star's proxy statement for the 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements - The following Consolidated Financial Statements are filed as part of this report:

        -       Report of Independent Public Accountants
        -       Consolidated Statements of Income-
                 for the years ended December 31, 1999, 1998, and 1997
        -       Consolidated Balance Sheets at December 31, 1999 and 1998
        - Consolidated Statements of Shareholders' Equity - at December 31, 1999, 1998, 1997, and 1996
        -       Consolidated Statements of Cash Flows -
                 for the years ended December 31, 1999, 1998, and 1997
        -       Notes to Consolidated Financial Statements
   2.           Schedule I  - Condensed Financial Information of Registrant
                Schedule II - Valuation and Qualifying Accounts

Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.

3.         Index to Exhibits

DESCRIPTION

2.1 Asset Purchase Agreement dated as of November 16, 1999 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership (incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000.)
2.2 First Amendment to Asset Purchase Agreement dated as of January 1, 2000 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership ((incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000.)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of Lone Star as filed on April 4, 1986, File No. 33-4581).
3.2 Certificate of Amendment to Certificate of Incorporation dated September 30, 1986 (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement of Lone Star as filed on February 4, 2000, File No. 333-96207).
3.3 Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, Lone Star, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of Lone Star as filed on April 4, 1986, File No. 33-4581).
3.4 By-Laws as adopted March 6, 1986, as amended effective September 30, 1986 and March 15, 1990 (incorporated by reference to Exhibit 3.5 to Form S-3 Registration Statement of Lone Star as filed on February 4, 2000, file No. 333-96207).
3.5 Certificate of Amendment to Certificate of Incorporation dated May 20, 1998 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended June 30, 1998).
4.1 Statement of Resolution establishing Cumulative Preferred Stock, Series A (par value $1 per share), dated September 9, 1988 (incorporated by reference to Exhibit 3(c) of Form 10-K of Lone Star as filed on April 7, 1989).
4.2 Lone Star Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002 (Eurobonds), dated August 26, 1987 (incorporated by reference to
          Exhibit 4(c) of Form 10-K of Lone Star as filed on April 7, 1989).
4.3 Stock Registration Agreement dated January 1, 2000 among Lone Star Technologies, Inc., Fintube Limited Partnership, Yorktown Energy Partners, Brown University Third Century Fund, Warburg, Dillon, Reed, L.L.C. and Ticonderoga Partners and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Form S-3 Registration Agreement of Lone Star as filed on February 4, 2000, File No. 333-96207).
10.1 Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of Lone Star as filed on October 22,
          1993).*
10.1(a) Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form 10-Q of Lone Star for the quarter ended June 30, 1997).*
10.1(b) Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 14, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1998).*
10.1(c) Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 11, 1999 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1999).*
10.2 Lone Star Corporate Improvement Incentive Program adopted October 9, 1990 (incorporated by reference to Exhibit 10(s) to Form 10-K as filed on March 15, 1991).*
10.3 Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between Lone Star and John P. Harbin, Charles J. Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between Lone Star and Rhys
          J. Best (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).*
10.4 Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to
          Exhibit 10(af) to Form 10-K as filed on March 15, 1993); Amendment agreement dated February 14, 1994 (related to Financing Agreement dated March 2, 1993).
10.5 Amendment Agreement dated February 14, 1994, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10.9 to Form 10-K as filed on March 28, 1996).
10.6 Amendment Agreement dated September 25, 1995, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10.10 to Form 10-K as filed on March 28, 1996).

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

10.21 Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.22 Assignment, Termination and Release dated January 21, 1997, among Steel, Lone Star, and the minority shareholders of Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.23 Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).
10.24 Cost Sharing Agreement dated as of July 1, 1997 between Lone Star and Steel, replacing Cost Sharing Agreement dated May 16, 1991 (Exhibit
          10.12 to this Form 10-K) (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).
10.25 Termination Agreement dated as of July 1, 1997 between Lone Star and Steel, terminating Tax Allocation and Indemnification Agreement dated May 16, 1991 (Exhibit 10.13 to this Form 10-K) (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).
10.26 Compromise and Settlement Agreement and Release dated July 31, 1997 between Lone Star and Guaranty Federal Bank, F.S.B. (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).
10.27 Consulting Agreement dated as of July 23, 1998 between Lone Star and John P. Harbin (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended September 30, 1998).*
10.28 Phantom Stock Deferred Compensation Plan adopted on September 22, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended September 30, 1998).*
10.29 First Amendment dated as of December 24, 1998 to Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1998).
10.30 Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended March 31, 1999).
10.31 Subordination Agreement dated March 12, 1999 between Lone Star and The CIT Group/Business Credit, Inc. (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended March 31, 1999).
10.32 Intercreditor Agreement dated March 12, 1999 among Lone Star, Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended March 31,
          1999).
10.33 Amendment agreement dated December 28, 1999 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc.
10.34 Limited Guaranty dated December 28, 1999 of Lone Star in favor of The CIT Group/Business Credit, Inc., as Agent.

21        List of Subsidiaries.

23        Consent of Arthur Andersen LLP.

24        Powers of Attorney.

27        Financial Data Schedule

*         Management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K:

           Date of Report            Date Filed           Description
           --------------            ----------           -----------
           November 16, 1999         November 22, 1999    Signing Asset Purchase
                                                          Agreement with Fintube
                                                          Limited Partnership

ITEM 15. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LONE STAR TECHNOLOGIES, INC.

Date:  March 27, 2000
                                         By:   /s/  Charles J. Keszler
                                               ------------------------
                                                            (Charles J. Keszler)
                                                        Vice President - Finance
                                                                   and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                               Date
---------                                       -----                               ----
 /s/ Rhys J. Best                  Chairman, Director, Chief              March 27, 2000
--------------------------------   Executive Officer and President
 (Rhys J. Best)                    (Principal Executive Officer)

 /s/ Charles J. Keszler            Vice President-Finance and             March 27, 2000
--------------------------------   Treasurer (Principal Financial
(Charles J. Keszler)               and Accounting Officer)

 /s/ Charles L. Blackburn      *   Director                               March 27, 2000
--------------------------------
(Charles L. Blackburn)

 /s/ Dean P. Guerin            *   Director                               March 27, 2000
--------------------------------
 (Dean P. Guerin)

 /s/ Frederick B. Hegi, Jr.    *   Director                               March 27, 2000
--------------------------------
 (Frederick B. Hegi, Jr.)

 /s/ James E. McCormick        *   Director                               March 27, 2000
--------------------------------
 (James E. McCormick)

 /s/  M. Joseph McHugh         *   Director                               March 27, 2000
--------------------------------
M. Joseph McHugh

 /s/ Thomas M. Mercer, Jr.     *   Director                               March 27, 2000
--------------------------------
 (Thomas M. Mercer, Jr.)

*By: /s/ Charles J. Keszler    *
--------------------------------
(Charles J. Keszler, Attorney-in-Fact)