Form 10-Q
period 2000-03-31
LONE STAR TECHNOLOGIES INC
filed 2000-05-15
CIK 791348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                         COMMISSION FILE NUMBER: 1-12881

                          LONE STAR TECHNOLOGIES, INC.

                            (A DELAWARE CORPORATION)

                       15660 N. DALLAS PARKWAY, SUITE 500
                               DALLAS, TEXAS 75248

                                  972/770-6401

                I.R.S. EMPLOYER IDENTIFICATION NUMBER: 75-2085454

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

     As of March 31, 2000, the number of shares of Common Stock outstanding at $1.00 par value per share was 23,822,101.

                          LONE STAR TECHNOLOGIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

             Consolidated Statements of Income........................................ 3

             Consolidated Balance Sheets...............................................4

             Consolidated Statements of Cash Flows.....................................5

             Notes to Consolidated Financial Statements................................6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..........................................8

             Results of Operations.....................................................8

             Financial Condition and Liquidity.........................................10

                        PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................11

Item 5.  OTHER INFORMATION.............................................................11

Item 6.  REPORTS ON FORM 8-K...........................................................11


                          LONE STAR TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN MILLIONS EXCEPT PER SHARE DATA)

                                                              For the Quarter Ended
                                                                    March 31,
                                                              ----------------------
                                                                2000          1999
                                                              ----------------------
Net revenues                                                  $ 153.9        $ 63.7
Cost of goods sold                                             (136.0)        (65.9)
                                                              ----------------------
  Gross profit (loss)                                            17.9          (2.2)
Selling, general and administrative expenses                     (8.1)         (3.8)
                                                              ----------------------
  Operating income (loss)                                         9.8          (6.0)
Interest income                                                   0.5           0.4
Interest expense                                                 (3.0)         (0.9)
Other income (expense)                                            0.2          (0.1)
                                                              ----------------------
  Income (loss) from continuing operations before income tax      7.5          (6.6)
Income tax                                                       (0.4)           --
                                                              ----------------------
  NET INCOME (LOSS)                                           $   7.1        $ (6.6)
====================================================================================


PER COMMON SHARE--BASIC:
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS          $  0.30        $(0.29)
====================================================================================


PER COMMON SHARE--DILUTED:
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS          $  0.29        $(0.29)
====================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                          23.4          22.5
  Diluted                                                        24.0          22.5

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                  (UNAUDITED, IN MILLIONS, EXCEPT SHARE DATA)

                                                              March 31,    December 31,
                                                              --------------------------
                                                                 2000          1999
                                                              --------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $  7.1        $ 22.2
  Short-term investments                                           1.3           1.2
  Accounts receivable, net                                        86.9          56.1
  Current inventories, net                                       122.5          88.9
  Other current assets                                             2.5           3.7
                                                              --------------------------
TOTAL CURRENT ASSETS                                             220.3         172.1

Marketable securities                                             20.4          15.4
Property, plant, and equipment, net                              168.0         149.5
Goodwill                                                          48.5            --
Prepaid Bellville assets acquisition cost                         14.6            --
Other noncurrent assets                                           15.8          14.1
                                                              --------------------------
TOTAL ASSETS                                                    $487.6        $351.1
========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Current installments on long-term debt                        $  8.0        $  2.0
  Accounts payable                                                74.7          57.0
  Accrued liabilities                                             32.5          27.0
                                                              --------------------------
TOTAL CURRENT LIABILITIES                                        115.2          86.0
                                                              --------------------------
  Term loan                                                       38.0           7.0
  Revolving credit facility                                       69.3          21.0
  Postretirement benefit obligations                              26.0          26.1
  Other noncurrent liabilities                                    15.8          15.9
                                                              --------------------------
TOTAL LIABILITIES                                                264.3         156.0
                                                              --------------------------

Commitments and Contingencies (See Note 8)                          --            --

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value
    (authorized: 10,000,000 shares, issued: none)                   --            --
  Common stock, $1 par value
    (authorized: 80,000,000 shares, issued: 23,822,101,
    23,061,864, respectively)                                     23.8          23.1
  Capital surplus                                                223.7         209.9
  Accumulated other comprehensive loss                            (1.8)         (1.4)
  Accumulated deficit                                            (14.6)        (21.8)
  Treasury stock (321,866 and 462,991 common shares,
    respectively)                                                 (7.8)        (14.7)
                                                              --------------------------
TOTAL SHAREHOLDERS' EQUITY                                       223.3         195.1
                                                              --------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $487.6        $351.1
========================================================================================

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)

                                                                 For the Quarter
                                                                 Ended March 31,
                                                              ----------------------
                                                                2000          1999
                                                              ----------------------
BEGINNING CASH AND CASH EQUIVALENTS                             $22.2        $ 20.9
====================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               7.1          (6.6)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                                   5.1           4.2
  Accounts receivable, net                                      (15.3)          2.5
  Current inventories, net                                      (22.9)         14.5
  Accounts payable and accrued liabilities                       13.2          (3.3)
  Other                                                           2.1          (1.4)
                                                              ----------------------
    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (10.7)          9.9

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (4.0)         (1.4)
  Short-term investments                                         (0.1)          2.0
  Marketable securities                                          (5.0)          2.0
  Advance payment for acquisition of Bellville Assets           (14.6)           --
  Cash paid for acquisition of Fintube                          (67.1)           --
                                                              ----------------------
    NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES            (90.8)          2.6

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                     --          10.0
  Initial borrowings under new revolving credit facility          6.8          34.0
  Net borrowings (payments) under revolving credit facility      41.5         (10.3)
  Net payments under old revolving credit facility                 --         (44.0)
  Issuance of term note                                          39.0            --
  Term note repayment                                            (2.0)           --
  Issuance of common stock                                        1.1            --
                                                              ----------------------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             86.4         (10.3)
                                                              ----------------------
    Net increase (decrease) in cash and cash equivalents        (15.1)          2.2
                                                              ----------------------
    ENDING CASH AND CASH EQUIVALENTS                           $  7.1        $ 23.1
====================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
  ISSUANCE OF COMMON STOCK FOR ACQUISITION                     $ 20.0            --


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and the cash flows and the results of operations for the three months ended March 31, 2000 and 1999. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1999. Effective January 1, 2000, Lone Star Technologies, Inc. ("Lone Star") acquired the assets of Fintube Limited Partnership. The accompanying consolidated financial statements include the operations of Fintube for the three-month period ended March 31, 2000. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - ACQUISITIONS

On January 3, 2000, Lone Star through Fintube Technologies, Inc. (Purchaser) (a wholly owned subsidiary of Lone Star), purchased substantially all of the assets of Fintube Limited Partnership (FLP) for a base purchase price of $82 million plus a $2.5 million adjustment for working capital and approximately $1.5 million in acquisition related expenses. The acquisition was effective as of January 1, 2000. The working capital adjustments were estimated at the closing and is expected to be adjusted on an actual, post-closing basis by approximately June 30, 2000. The consideration for the Acquisition was determined following a competitive bidding process in arm's-length negotiations between Lone Star and FLP. The acquired business involves the design and production of finned tubes and other products used in a variety of heat recovery applications. Lone Star intends to operate and to use the assets acquired in the Acquisition in substantially the same manner as they were used by FLP prior to the Acquisition. Lone Star and Purchaser utilized three different sources of financing to pay the purchase price. Lone Star used $20 million of cash that it received from Lone Star Steel Company ("Steel"), a wholly owned subsidiary of Lone Star, in connection with Steel's repayment of a $20 million subordinated loan from Lone Star. Steel borrowed the $20 million that it repaid to Lone Star under Steel's $90 million revolving line of credit with the CIT Group/Business Credit, Inc., acting on its own behalf and as agent for other banks. Additionally, Lone Star issued approximately $20 million of Lone Star common stock directly to the limited partners or other beneficial owners of FLP. Finally, Purchaser entered into a new Credit Agreement with Bank of America, acting on its own behalf and as agent for other banks, in connection with the Acquisition and borrowed (i) approximately $7 million under the revolving credit facility and (ii) $39 million under the term loan facility.

The acquisition by Purchaser has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the acquisition. The excess purchase price over the fair values of the tangible net assets acquired was approximately $50.1 million, has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if an adjustment is required.

The net purchase price was allocated as follows (in thousands):

      Current Assets                             $26,573
      Net property & equipment                    17,963
      Other Assets                                   675
      Goodwill & other intangibles                50,113
      Liabilities Assumed                          9,799

               Net purchase price                $85,525

The allocation of the purchase price is preliminary and subject to adjustment pending the outcome of an assessment of the intangible assets acquired and the terms of the working capital purchase price adjustment.

On April 1, 2000 Lone Star purchased substantially all of the assets of Bellville Tube Corporation for a base purchase price of $14.8 million less a $0.2 million adjustment for working capital. The working capital adjustments were estimated at the closing and are expected to be adjusted on an actual, post-closing basis in May 2000. The consideration for the Acquisition was determined through arm's length negotiations between Lone Star and Bellville. Lone Star financed the Acquisition through cash held by Lone Star and $5 million of borrowings. In connection with these borrowings, Steel borrowed $5 million under its present credit facility to repay the remaining $5 million of its subordinated loan to Lone Star. Lone Star guaranteed an additional $5 million of the Subsidiary's credit facility, pledged the stock of Purchaser as collateral for such guaranty, and used the loan repayment to fund a portion of the Bellville purchase price. The cash paid for the acquisition was wired to Bellville on March 31, 2000, however the purchase was not effective until April 1, 2000. The acquisition of Bellville will be accounted for under the purchase method of accounting.

The accompanying consolidated balance sheet reflects a $14.6 million prepaid deposit for the acquisition and an increase in borrowings under Steel's revolving credit agreement of $5 million. The actual purchase price allocation will be recorded on April 1, 2000.

The unaudited pro forma results below assume the acquisitions occurred at the beginning of the period presented (in millions, except per share amounts):

                                                    Three Months Ended March 31

                                                      2000            1999
                                                    -------          --------
Net sales                                           $154.1             $87.7
Net income (loss)                                      7.6              (2.6)
Basic income (loss) per share                          0.33             (0.11)
Diluted income (loss) per share                        0.32             (0.11)


The above pro forma results include adjustments to give effect to amortization of goodwill, interest expense and other purchase price adjustments. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results. Lone Star has not yet determined the final allocation of the purchase price and, accordingly, the amounts shown may differ from the amounts ultimately determined; however, that allocation is not expected to differ materially from the preliminary allocation.

NOTE 3 - BUSINESS SEGMENTS DATA

                                                            For the Quarter Ended
                                                                   March 31,

                                                               2000        1999
                                                              ------------------
                                                                (IN MILLIONS)
OILFIELD PRODUCTS
Net revenues                                                  $ 81.5      $ 30.0
Operating earnings (loss)                                        3.5        (4.6)
Identifiable assets                                            194.5       136.9
Capital expenditures                                             2.2         0.6
Depreciation and amortization                                    2.5         2.2

SPECIALTY TUBING
Net revenues                                                  $ 56.7      $ 26.7
Operating earnings                                               6.1         0.4
Identifiable assets                                            224.7       126.8
Capital expenditures                                             1.8         0.8
Depreciation and amortization                                    2.4         1.8

FLAT ROLLED STEEL AND OTHER PRODUCTS
Net revenues                                                  $ 15.7      $  7.0
Operating loss                                                  (0.1)       (1.2)
Identifiable assets                                              2.1        15.4
Capital expenditures                                              --          --
Depreciation and amortization                                    0.2         0.2

CORPORATE AND OTHER NON-SEGMENTS
Net revenues                                                  $   --      $   --
Operating earnings (loss)                                        0.3        (0.6)
Identifiable assets                                             47.1        35.8

CONSOLIDATED TOTALS
Net revenues                                                  $153.9      $ 63.7
Operating earnings (loss)                                        9.8        (6.0)
Identifiable assets                                            487.0       314.9
Capital expenditures                                             4.0         1.4
Depreciation and amortization                                    5.1         4.2

NOTE 4 - DEBT

On March 16, 1999, Lone Star Steel Company (Steel) refinanced the $100.0 million revolving credit facility that it had in place at year-end 1998 with a $90.0 million revolving line of credit and a three-year $10.0 million term loan. Under the new revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At March 31, 2000, borrowings totaled $67.3 million including $8.5 million on the term loan with a remaining availability of $30.8 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, together with interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans. In connection with Lone Star's purchase of assets from Fintube Limited Partnership on January 3, 2000, and Bellville Tube Corporation (Bellville) effective April 1, 2000 (see
Note 2), Steel borrowed $25 million under its present credit facility to repay its $25 million subordinated loan to Lone Star, Lone Star guaranteed $25 million of Steel's credit facility and Lone Star used the loan repayment to fund a portion of the purchase price payable in the Fintube Limited Partnership and Bellville acquisitions.

On January 3, 2000, Lone Star's new subsidiary, Fintube Technologies, Inc. (Fintube) entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in its acquisition of substantially all of the assets of Fintube Limited Partnership. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At Fintube's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 2.5%. Fintube pays a 0.50% rate on the unused portion of the credit facility. The interest rate on $20.0 million of the term loan is fixed by a rate swap agreement at 7.02% and on the remainder of the term loan is the same as the revolving credit facility. The term loan is repayable in quarterly installments of $1.5 million through December 31, 2002 and of $1.75 million thereafter through December 31, 2005. As of March 31, 2000, borrowings by the Fintube subsidiary totaled approximately $48.0 million, including the term loan, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $8.3 million.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended March 31, 2000 and 1999, respectively, were 23.4 million and 22.5 million. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute diluted earnings per share for the three months ended March 31, 2000 was 24.0 million - dilutive securities equivalent to 0.6 million shares of common stock were outstanding during the three months ended March 31, 2000. Dilutive securities were not included in the computation of diluted EPS for March 31, 1999. Lone Star had losses in that period and the effect of including the dilutive securities would have been anti-dilutive to EPS.

NOTE 6 - INVENTORIES

At March 31, 2000, inventories totaled $152.9 million before LIFO and other reserves and were composed of finished goods, $19.3 million; work in process, $67.0 million; and raw materials and supplies, $66.6 million. Net of LIFO and other reserves of $23.1 million, inventories were $129.2 million, of which $6.7 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 7 - CASH, INVESTMENTS, AND MARKETABLE SECURITIES

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Steel and Fintube have various commitments for the purchase of raw materials, certain tubular goods, supplies, services, and energy arising in the ordinary course of business. The majority of these commitments are for a period of less than one year.

Steel's and Fintube's operations are subject to foreign, federal, state, provincial and local environmental laws and regulations concerning, among other things, waste materials, wastewater disposal and air emissions. Lone Star believes that its subsidiaries are currently in material compliance with all applicable environmental laws and regulations.

NOTE 9 - INCOME TAXES

Lone Star had federal tax net operating loss carryforwards of approximately $262.4 million at December 31, 1999, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. A provision for alternative minimum tax of $0.4 million was recognized for the quarter ended March 31, 2000. Because of the net losses for the three months ended March 31, 1999, no provision for taxes was recognized for that period. If not utilized, the net operating loss carryforwards will expire between years 2003 and 2014.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the quarters ended March 31, 2000 and March 31, 1999 was:

                                                                       (In millions)
                                                              March 31, 2000   March 31, 1999
Net earnings (loss)                                               $ 7.1            $(6.6)
Employee benefit plan stock grant                                  (0.4)              --
                                                                  -----            -----
Comprehensive income (loss)                                       $ 6.7            $(6.6)


NOTE 11 - NEW ACCOUNTING PRONOUNCEMENT

The SEC recently issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company is currently evaluating the impact of this pronouncement, and does not believe its application will have a material effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star is the leading United States manufacturer of welded "oil country tubular goods," which are steel tubular products used in the completion of and production from oil and natural gas wells. Lone Star is also a major manufacturer of line pipe, which is used in the transportation of oil and gas. In addition, Lone Star is a leading manufacturer of specialty tubing products used in automotive, construction, agricultural and industrial applications. Lone Star also manufactures flat rolled steel and other products for domestic industrial markets. In January 2000, Lone Star augmented its specialty tubing products by acquiring the assets of Fintube Limited Partnership, the largest specialty tubing manufacturer of heat recovery finned tubes, which are primarily used in combined-cycle power generation plants. Although oil prices have increased and the active rig count has substantially increased, the oil and gas markets are volatile and uncertainty exists regarding the future levels of oil and gas prices and related drilling activity. Therefore, no assurance can be given regarding the extent of future demand for Lone Star's oilfield products.

                              RESULTS OF OPERATIONS

Revenues of $153.9 million for the three months ended March 31, 2000 increased 142% from the first quarter of 1999. Revenues comprised $81.5 million from oilfield products, $56.7 million from specialty tubing products, and $15.7 million from flat rolled steel and other products, representing increases of 172%, 112%, and 124%, respectively.

First quarter 2000 shipments increased to 217,900 or 110% when compared to the same period in 1999 and were comprised of 125,400 tons of oilfield products, 50,300 tons of specialty tubing products and 42,200 tons of flat rolled steel and other products. Oilfield products, specialty tubing products, and flat rolled steel and other product shipments increased by 124%, 105%, and 81%, respectively.

Consolidated revenues reported in the statements of income are as follows:

                                                                           ($ in millions)
                                                                       FOR THE QUARTER ENDED
                                                                              MARCH 31,
                                                               2000         %         1999        %
                                                               -----       ---        ----       ---
Oilfield products                                               81.5        53        30.0        47
Specialty tubing products                                       56.7        37        26.7        42
Flat rolled steel and other products                            15.7        10         7.0        11
                                                               -----       ---        ----       ---
Total net revenues                                             153.9       100        63.7       100
                                                               =====       ===        ====       ===

Shipments of products by segment are as follows:

                                                                              (in tons)
                                                                        FOR THE QUARTER ENDED
                                                                              MARCH 31,
                                                               2000         %        1999         %
                                                              -------      ---      -------      ---
Oilfield products                                             125,400       58       55,900       54
Specialty tubing products                                      50,300       23       24,500       24
Flat rolled steel and other tubular products                   42,200       19       23,300       22
                                                              -------      ---      -------      ---
Total tons shipped                                            217,900      100      103,700      100
                                                              =======      ===      =======      ===

Increased revenues for the first quarter of 2000 were due to higher shipment volumes in all segments. Oilfield revenues advanced on additional shipment volumes and higher prices as the average number of active rigs advanced 40% to 770 at the end of the first quarter from the same period in 1999. Revenues from specialty tubing were higher reflecting the addition of Fintube sales to this business segment. Fintube's revenues for the first quarter of 2000 were 25% higher than in the same period in 1999 due to increased sales of finned tubes used in heat recovery steam generation applications in new electricity power plants. Excluding Fintube, specialty tubing revenues were up 30% from the first quarter of 1999, due to higher shipment volumes of precision mechanical tubulars and new heavy wall as-welded tubulars. Revenues from flat rolled steel and other products were 124% higher than in the first quarter of 1999 due to increased shipment volumes and higher prices compared to the first quarter of 1999.

Proforma revenues for the three month period ended March 31, 1999 and 2000 including the acquisition of Fintube and Bellville were $87.7 million and $154.1 million, respectively.

The gross profit and operating income for the three months ended March 31, 2000 were $17.9 million and $9.8 million, respectively, compared to a gross loss and an operating loss of $2.2 million and $6.0 million, respectively, for the same 1999 period. Gross profit and operating income benefited from Fintube's higher margin contribution and increased shipment volumes for all products and higher prices for oilfield and flat rolled steel and other products.

Net income in the first quarter of 2000 was$7.1 million, or $0.29 per diluted share, compared to a net loss of $6.6 million, or $0.29 per diluted share, in the three months ended March 31, 1999. Net income of $2.9 million for the first quarter of 2000 was attributable to Fintube. Excluding Fintube, net income was $4.2 million in the first quarter of 2000, an increase of 164% over the same period in 1999.

Proforma net income for the three month period ended March 31, 1999 and 2000 including the acquisition of Fintube and Bellville were ($2.6) million and $7.6 million, respectively.

                        FINANCIAL CONDITION AND LIQUIDITY

Lone Star has no direct business operations other than Steel or Fintube (see
Note 2 to the consolidated financial statements regarding Bellville) or significant sources of cash other than from investments or the sale of securities. Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost-sharing agreement with Steel. Under Steel's new revolving credit agreement, Lone Star's operating costs and Steel's portion of Lone Star's consolidated taxes are the only funds that can be distributed to Lone Star. Fintube pays Lone Star an annual overhead fee of $1.0 million, which is the maximum amount permitted under Fintube's credit facility.

At March 31, 2000, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities of $28.8 million, compared to $38.8 million at December 31, 1999. Lone Star has no immediate cash requirements as Steel and Fintube both reimburse Lone Star for their overhead as described in the preceding paragraph.

Steel and Fintube require capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings under Steel's and Fintube's revolving credit facilities and from Lone Star.

On March 16, 1999, Steel refinanced the $100.0 million revolving credit facility that it had in place at year-end 1998 with a $90.0 million revolving line of credit and a three-year $10.0 million term loan. Under the new revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At March 31, 2000, borrowings totaled $67.3 million including $8.5 million on the term loan with a remaining availability of $30.8 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, together with interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans. In connection with Lone Star's purchase of assets from Fintube Limited Partnership on January 3, 2000, and Bellville Tube Corporation (Bellville) on March 31, 2000 (see Note 2) Steel borrowed $25 million under its present credit facility to repay its $25 million subordinated loan to Lone Star, Lone Star guaranteed $25 million of Steel's credit facility and Lone Star used the loan repayment to fund a portion of the purchase price payable in the Fintube Limited Partnership and Bellville acquisitions.

On January 3, 2000, Lone Star's Fintube subsidiary entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in its acquisition of substantially all of the assets of Fintube Limited Partnership. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At Fintube's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 2.5%. Fintube pays a 0.50% rate on the unused portion of the credit facility. The interest rate on $20.0 million of the term loan is fixed by a rate swap agreement at 7.02% and on the remainder of the term loan is the same as the revolving credit facility. The term loan is repayable in quarterly installments of $1.5 million through December 31, 2002 and $1.75 million thereafter through December 31, 2005.

As of March 31, 2000, borrowings by Fintube totaled approximately $48.0 million, including the term loan, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $8.3 million.

Steel periodically purchases steel slabs under the consignment arrangement for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material. Steel makes the payment as the slabs are used plus interest on unpaid amounts. At the end of the first quarter 2000, $32.3 million was included in the accounts payable.

Steel's and Fintube's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel and Fintube believe that these environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

Steel and Fintube believe that funds generated by operations and borrowing capacity under their revolving credit facilities will provide the liquidity necessary to fund cash requirements for the remainder of 2000.

The matters discussed or incorporated by reference in this report on Form 10-Q that are forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand, the regulatory and trade environment, and other risks indicated in other filings with the Securities and Exchange Commission.

The Company completed its identification, assessment and remediation of the year 2000 compliance issue ("Y2K") in December 1999. To date, the Company has not experienced any material Y2K failures and to the best of its knowledge neither have any of its significant customers or service providers. However, there can be no assurance that in the future issues related to Y2K will not have a material adverse effect on our financial condition or that of our significant customers or service providers.

                          PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         No. 27.      Financial Data Schedule

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 18, 2000 was filed reporting under Item 2 the acquisition of the assets of Fintube Limited Partnership. Amendments to this report were filed on February 3, 2000, March 17, 2000 and March 29, 2000 to include the audited financial statements of Fintube Limited Partnership and unaudited pro forma financial statements of Lone Star reflecting the acquisition of the Fintube assets.

         A current Report on Form 8-K dated March 16, 2000 was filed reporting under Item 5 the signing of an agreement pursuant to which Lone Star would purchase the assets of Bellville Tube Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LONE STAR TECHNOLOGIES, INC.
                                         By: /s/ Charles J. Keszler
                                            -----------------------
                                               (Charles J. Keszler)
                                           Vice President - Finance

Dated: May 15, 2000