Form 10-K/A
period 1999-12-31
LONE STAR TECHNOLOGIES INC
filed 2000-06-01
CIK 791348

================================================================================

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ---.
                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

As of April 30, 2000, the number of shares of common stock outstanding was 23,501,485. The aggregate market value of common stock (based upon the closing price on the New York Stock Exchange on that date) held by nonaffiliates of the registrant, including Alpine Capital, L.P. and related entities, was approximately $1.1 billion.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

================================================================================

                                EXPLANATORY NOTE

Items 6, 7 and 8 to Lone Star Technologies, Inc.'s ("Lone Star") Form 10-K are being amended herein to restate the Consolidated Financial Statements of Lone Star for the year ended December 31, 1999.


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA.............................................3

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION....................3

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS
          AND SUPPLEMENTARY DATA.............................................10

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

The information below reflects matters discussed in Note N to the consolidated financial statements.

                                                                    ($ in millions, except share and employee data)
                                                               1999        1998        1997         1996        1995
                                                              --------   ---------   --------     --------    --------

Oilfield products revenues                                    $  185.1   $  255.6    $  454.1     $  371.0    $  241.6
Specialty tubing products revenues                               120.5      123.2       129.0        109.8       115.2
Flat rolled and other tubular revenues                            47.8       53.6        71.2         68.2        69.0
                                                              --------   ---------   ---------    --------    --------
    Total revenues                                               353.4      432.4       654.3        549.0       425.8

Gross profits                                                     12.8        4.4        64.2         48.2        26.2
Special charges                                                      -      (14.5)          -            -           -
Selling, general, and administrative expenses                    (15.5)     (20.0)      (19.6)       (16.4)      (14.6)
                                                              --------   ---------   ---------    --------    --------
Operating income (loss)                                           (2.7)     (30.1)       44.6         31.8        11.6
Interest income                                                    1.8        2.0         3.0          4.4         5.8
Interest expense                                                  (4.6)      (4.0)       (6.6)        (6.8)       (8.7)
Other income (expense)                                               -       (0.2)        0.3         (0.1)        2.4
Minority interest in Steel                                           -          -           -         (3.8)       (1.5)
Income tax                                                           -          -        (0.9)        (0.6)          -
                                                              --------   ---------   ---------    --------    --------
Income (loss) from continuing operations                          (5.5)     (32.3)       40.4         24.9         9.6
Income (loss) from continuing operations
  per common share - diluted                                     (0.24)     (1.43)       1.83         1.19        0.46

Net income (loss)                                             $   (5.5)  $  (24.9)   $   53.7     $   24.9    $    9.6
Net income (loss) per common share - diluted                     (0.24)     (1.10)       2.44         1.19        0.46
Common shares used for diluted EPS (millions)                     22.5       22.5        22.1         20.9        20.6

Current assets                                                $  172.1   $  152.9    $  207.2     $  206.6    $  194.5
Total assets                                                     351.1      335.8       405.8        396.0       357.7

Current liabilities                                               86.0       41.4        81.3         74.7        53.5
Total liabilities                                                156.0      146.7       188.1        267.2       255.5

Shareholders' equity                                          $  195.9   $  189.1    $  217.7     $  128.8    $  102.2

Shares outstanding (millions)                                     22.6       22.5        22.5         20.7        20.5

Capital expenditures                                          $    7.2   $   17.6    $   34.7     $   20.0    $   14.9
Depreciation and amortization                                 $   16.7   $   15.8    $   14.3     $   11.8    $   11.4
Active employees                                                 1,554        938       2,044        1,941       1,696

ITEM 7. MANAGEMENT's DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                    OVERVIEW

Lone Star is the leading United States manufacturer of welded Aoil country tubular goods,s' which are steel tubular products used in the completion and production of oil and natural gas wells. Lone Star is also a major manufacturer of line pipe, which is used in the transportation of oil and gas. In addition, Lone Star is a leading manufacturer of specialty tubing products used in automotive, construction, agricultural and industrial applications. In January 2000, Lone Star augmented its specialty tubing products by acquiring the assets of Fintube Limited Partnership, the largest specialty tubing manufacturer of heat recovery finned tubes, which are primarily used in combined-cycle power generation plants.

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

MANUFACTURING. The manufacture of Steel's and Fintube's products is capital intensive. Utilization rates were low during the first half of 1999 and expanded significantly during the second half of 1999 at Steel's manufacturing facilities. The level of production volume through Steel's various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of raw materials, including scrap steel, steel slabs, coils, electricity, and natural gas. Fintube's production volumes also affect its cost of manufacturing. Unlike Steel, most of Fintube's products are manufactured in specific configurations as ordered. Accordingly, Fintube's manufacturing costs are to some extent factored into product prices on an order-by-order basis.

Steel has entered into certain marketing alliances and manufacturing arrangements with unrelated companies involving the marketing of their products and processing of flat rolled steel provided by Steel into tubular products which provide Steel access to additional manufacturing capacity. Fintube has licensed its manufacturing technology to licensees in India, Italy, Japan and Korea.

FINTUBE ACQUISITION AND OVERVIEW OF PRO FORMA INFORMATION. On January 3, 2000, Lone Star's newly formed Fintube subsidiary purchased substantially all of the assets of Fintube Limited Partnership and its subsidiaries for a purchase price of approximately $85 million, which included the issuance of approximately 760,000 shares of Lone Star common stock valued at $20 million (see subsequent events Note M to the consolidated financial statements). Fintube's business primarily involves the production of finned tubes, boiler tubes and other products which are used in a variety of heat recovery applications. In addition to heat recovery product operations, the Fintube business includes storage and processing of steel coils for other steel manufacturers. The Fintube business also includes a proprietary manufacturing process for flattening steel rod into narrow bands of thin-gauge steel.

The Fintube acquisition is expected to significantly increase Lone Star's consolidated revenues and cash flows beginning in 2000. Lone Star's revenues in 1999, on a pro forma basis after giving effect to the Fintube acquisition, increases by $80.7 million to $434.1 million. Additionally, the net loss of $5.5 million, or $0.24 per diluted share, incurred by Lone Star during 1999 becomes a net income of $4.0 million, or $0.17 per diluted share, on a pro forma basis.

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

                                                                           ($ in millions, except per share data)
                                                                               Historical           Pro Forma
                                                                                  1999                1999
                                                                                  ----                ----
                                                                                                   (unaudited)
    Revenues                                                                    $ 353.4              $ 434.1
    Gross Profits                                                               $  12.8              $  40.2

    SG&A                                                                        $ (15.5)             $ (29.6)
                                                                                --------            ---------
    Operating Income                                                            $  (2.7)             $  10.6
    Interest Income                                                             $   1.8              $   1.8
    Interest Expense                                                            $  (4.6)             $ (10.4)
    Other Income (Expense)                                                           -               $   2.2

    Income (Loss) from continuing operations                                    $  (5.5)             $   4.0
    Net income (Loss)                                                           $  (5.5)             $   4.0
    Diluted Earnings (Loss) per share                                           $ (0.24)             $  0.17


                        HISTORICAL RESULTS OF OPERATIONS

Lone Star's revenues are derived from three business segments: oilfield products, specialty tubing products, and flat rolled steel and other tubular products and services.

Consolidated revenues reported in the statements of earnings are as follows:

                                                                                      ($ in millions)
                                                                       1999                  1998                1997
                                                                ------------------    ------------------     -----------
                                                                   $        %            $       %             $      %
                                                                   -        -            -       -             -      -
    Oilfield products revenues                                    185.1      52        255.6      59         454.1     69
    Specialty tubing products revenues                            120.5      34        123.2      29         129.0     20
    Flat rolled steel and other tubular revenues                   47.8      14         53.6      12          71.2     11
                                                                   ----      --         ----      --          ----     --
    Consolidated net revenues                                     353.4     100        432.4     100         654.3    100
                                                                  =====     ===        =====     ===         =====    ===

Shipments of products by segment are as follows:

                                                                                                    (in tons)
                                                                                 1999                  1998                 1997
                                                                              ---------             ---------            ---------
                  Oilfield products                                            336,100               372,500              632,600
                  Specialty tubing products                                    116,700               111,900              119,800
                   Flat rolled steel and other tubular                         144,600               144,700              194,100
                                                                               -------               -------              -------
                   Total tons shipped                                          597,400               629,100              946,500
                                                                               =======               =======              =======

1999 COMPARED WITH 1998

Subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 31, 1999, it was determined that the remaining $800,000 of Lone Star's reserve for an inventory purchase commitment should have been fully utilized in the fourth quarter of 1999. The effect of relieving the additional $800,000 in the fourth quarter of 1999 was to increase gross profit and decrease net loss by $800,000 and decrease the net loss $.04 per share. (See Note N to the Consolidated Financial Statements.)

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

Specialty tubing products revenues decreased in 1999 by 2% to $120.5 million on 4% higher shipment volumes to 116,700 tons offset by lower prices. Selling prices were 6% less due to a higher percentage of as-welded tubular sales, reduced international sales, and slightly reduced prices for DOM specialty tubing due to increased capacity in the industry. Shipment volumes were up 4% due to increased sales of new heavy wall products used in axle and other applications.

Flat rolled steel and other tubular products revenues were down 11% to $47.8 million. Selling prices were 11% lower due to the impact on the first half of 1999 from illegal dumping of foreign coils during 1998 that resulted in an excess supply of flat rolled steel in domestic markets. Shipments in 1999 were flat compared to 1998.

GROSS PROFITS increased from $4.4 million in 1998 to $12.8 million in 1999 due to a 17% reduction in costs of goods sold per ton related to lower slab costs, reduced overall spending and increased productivity.

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

LOSS FROM CONTINUING OPERATIONS for 1999 was $5.5 million, or $0.24 per diluted share, a 69% improvement compared to $17.8 million, or $0.78 per diluted share in 1998, excluding special charges in 1998 of $14.5 million, or $0.65 per diluted share. A reduced loss in 1999 was due to lower slab costs, reduced spending, increased productivity and salaried workforce reductions offset partially by lower shipment volumes and pricing.

NET OPERATING LOSS CARRY-FORWARDS at December 31, 1999 totaled $263.2 million (see Note H to the consolidated financial statements).

NET LOSS of $5.5 million, or $0.24 per diluted share, improved 78% relative to 1998 due to lower costs of goods sold in 1999. Also, the net loss for 1998 included a $14.5 million special charge.


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

SPECIAL CHARGES. In response to 1998 market conditions, Steel restructured and downsized its operations. Lower operating rates resulted in the need to reduce employment levels and initiate other actions. As a result, special charges of $14.5 million were recognized in the 1998 consolidated statement of operations, which included the following items in millions:


      Write-down of property, plant, and equipment and related supplies to fair value                     $   8.1
      Renegotiated or canceled contractual obligations                                                        4.4
      Employee severance cost                                                                                 2.0
                                                                                                          -------
         Total special charges                                                                            $  14.5

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

Cash provided by operating activities was $28.1 million, $8.6 million and $25.9 million for fiscal 1999, 1998 and 1997, respectively. Cash provided by operations in 1999 increased to $28.1 million from $8.6 million in 1998 due to the reduced net loss. In fiscal 1999, net cash provided by operations was used to fund capital expenditures and reduce revolving credit facilities. In 1998, the net cash provided by operations was primarily used to upgrade property, plant and equipment. Cash provided by operations in 1997 was used in part to purchase the minority interest in Steel and for purchase of treasury stock.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants ................................  11
Consolidated Statements of Income,
   for the years ended December 31, 1999, 1998, and 1 ...................  12
Consolidated Balance Sheets at December 31, 1999 and 1998 ...............  13
Consolidated Statements of Shareholders' Equity
  at December 31, 1999, 1998, 1997 and 1996 .............................  14
Consolidated Statements of Cash Flows,
   for the years ended December 31, 1999, 1998, and 1997 ................  15
Notes to Consolidated Financial Statements ..............................  16
Schedule I - Condensed Financial Information of Registrant ..............  29
Schedule II - Valuation and Qualifying Accounts .........................  30

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Lone Star Technologies, Inc. (Lone Star):

We have audited the accompanying consolidated balance sheets of Lone Star (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the three years ended December 31, 1999 as restated. These financial statements and the schedules referred to below are the responsibility of Lone Star's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

As explained in Note N, the Company has restated the consolidated financial statements and schedules as of December 31, 1999 and for the year then ended.

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




                                                         ARTHUR ANDERSEN LLP

Dallas, Texas,
  January 20, 2000 (except with respect to certain information in Note M as to which the date is March 8, 2000 and Note N as to which the date is May 31, 2000)

                          LONE STAR TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                  For the Years Ended December 31,
                                                                  --------------------------------
                                                                    1999        1998        1997
                                                                  --------    --------    --------

Net revenues                                                    $   353.4   $   432.4   $   654.3
Cost of goods sold                                                 (340.6)     (428.0)     (590.1)
                                                                  --------    --------    --------
  Gross profit                                                       12.8         4.4        64.2
Special charges                                                         -       (14.5)          -
Selling, general and administrative expenses                        (15.5)      (20.0)      (19.6)
                                                                  --------    --------    --------
  Operating income (loss)                                            (2.7)      (30.1)       44.6
Interest income                                                       1.8         2.0         3.0
Interest expense                                                     (4.6)       (4.0)       (6.6)
Other income (expense)                                                  -        (0.2)        0.3
                                                                  --------    --------    --------
  Income (loss) from continuing operations before income tax         (5.5)      (32.3)       41.3
Income tax                                                              -           -        (0.9)
                                                                  --------    --------    --------
  Income (loss) from continuing operations                           (5.5)      (32.3)       40.4
Extraordinary items                                                     -         7.4         0.9
                                                                  --------    --------    --------
  Income (loss) before gain from discontinued operations             (5.5)      (24.9)       41.3
Gain from discontinued operations                                       -           -        12.4
                                                                  --------    --------    --------
  NET INCOME (LOSS)                                             $    (5.5)  $   (24.9)  $    53.7
                                                                  ========    ========    ========

PER COMMON SHARE - BASIC:
  Net income (loss) from continuing operations                  $   (0.24)  $   (1.43)  $    1.88
  Extraordinary items                                                   -        0.33        0.04
  Gain from discontinued operations                                     -           -        0.58
                                                                  --------    --------    --------
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS            $   (0.24)  $   (1.10)  $    2.50

PER COMMON SHARE - DILUTED:
  Net income (loss) from continuing operations                  $   (0.24)  $   (1.43)  $    1.83
  Extraordinary items                                                   -        0.33        0.04
  Gain from discontinued operations                                     -           -        0.57
                                                                  --------    --------    --------
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS            $   (0.24)  $   (1.10)  $    2.44
                                                                  ========    ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                             22.5        22.5        21.5
   Diluted                                                           22.5        22.5        22.1


See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                           December 31,
                                                                                --------------------------------
                                                                                   1999                   1998
                                                                                --------------------------------
    ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                              $       22.2          $      20.9
       Short-term investments                                                          1.2                  3.1
       Accounts receivable, net                                                       56.1                 36.3
       Current inventories, net                                                       88.9                 88.9
       Other current assets                                                            3.7                  3.7
                                                                                --------------------------------
     TOTAL CURRENT ASSETS                                                            172.1                152.9

     Marketable securities                                                            15.4                  9.0
     Property, plant, and equipment, net                                             149.5                157.8
     Other noncurrent assets                                                          14.1                 16.1
                                                                                --------------------------------
    TOTAL ASSETS                                                              $      351.1          $     335.8
    ============================================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES:
       Current installments on long-term debt                                 $        2.0          $        -
       Accounts payable                                                               57.0                 15.8
       Accrued liabilities                                                            26.2                 25.6
                                                                                --------------------------------
      TOTAL CURRENT LIABILITIES                                                       85.2                 41.4
                                                                                --------------------------------

      Term loan                                                                        7.0                   -
      Revolving credit facility                                                       21.0                 46.0
      Postretirement benefit obligations                                              26.1                 41.5
      Other noncurrent liabilities                                                    15.9                 17.8
                                                                                --------------------------------
    TOTAL LIABILITIES                                                                155.2                146.7
                                                                                --------------------------------

    Commitments and contingencies (See Note J)                                          -                    -

    SHAREHOLDERS' EQUITY:
      Preferred stock, $1 par value
         (authorized:  10,000,000 shares, issued:  none)                                -                    -
      Common stock, $1 par value
         (authorized:  80,000,000 shares, issued:  23,061,864,
           23,061,864 respectively)                                                   23.1                 23.1
      Capital surplus                                                                209.9                209.9
      Accumulated other comprehensive loss                                            (1.4)               (12.8)
      Retained deficit                                                               (21.0)               (15.5)
      Treasury stock (462,991 and 566,116 common shares, respectively)               (14.7)               (15.6)
                                                                                --------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                       195.9                189.1
                                                                                --------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $      351.1          $     335.8
    ============================================================================================================

    See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                                    Accumulated
                                                                                       Other          Accumulated
                                                 Common     Capital    Treasury     Comprehensive       Income
                                                  Stock     Surplus     Stock       Income (Loss)      (Deficit)       Total
                                              --------------------------------------------------------------------------------

    BALANCE, DECEMBER 31, 1996                $   20.7       160.1      (0.9)           (6.8)           (44.3)      $   128.8
    Net income                                      -           -         -               -              53.7            53.7
    Other comprehensive loss:
        Minimum pension liability adjustment        -           -         -             (2.9)              -             (2.9)
                                                                                                                        ------
            Comprehensive income                                                                                         50.8
    Conversion of subordinated debentures          2.1        47.2        -               -                -             49.3
    Treasury stock purchases                        -           -      (14.1)             -                -            (14.1)
    Employee benefit plan stock issuance           0.3         2.6        -               -                -              2.9
                                              --------------------------------------------------------------------------------

    BALANCE, DECEMBER 31, 1997                    23.1       209.9     (15.0)           (9.7)             9.4           217.7
    Net loss                                        -           -         -               -             (24.9)          (24.9)
    Other comprehensive loss:
        Minimum pension liability adjustment        -           -         -             (3.1)              -             (3.1)
                                                                                                                        ------
            Comprehensive loss                                                                                          (28.0)
    Treasury stock purchases                        -           -       (1.9)             -                -             (1.9)
    Employee benefit plan stock issuance            -           -        1.3              -                -              1.3
                                              --------------------------------------------------------------------------------

    BALANCE, DECEMBER 31, 1998                    23.1       209.9     (15.6)          (12.8)           (15.5)          189.1
    Net loss                                        -           -         -               -              (5.5)           (5.5)
    Other comprehensive income:
        Minimum pension liability adjustment        -           -         -             11.4               -             11.4
                                                                                                                        ------
            Comprehensive income                                                                                          5.9
    Employee benefit plan stock issuance            -           -        0.9              -                -              0.9
                                              --------------------------------------------------------------------------------

    BALANCE, DECEMBER 31, 1999                $   23.1       209.9     (14.7)           (1.4)           (21.0) $        195.9
                                              --------------------------------------------------------------------------------


    See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                  For the Years Ended December 31,
                                                                 ----------------------------------
                                                                   1999         1998        1997
                                                                 ---------    ---------   ---------
BEGINNING CASH AND CASH EQUIVALENTS                              $    20.9    $    14.2   $    27.3
                                                                 =========    =========   =========

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  (5.5)       (24.9)       53.7
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
   Gain on sale of discontinued operations                              -            -        (12.4)
   Depreciation and amortization                                      16.7         15.8        14.3
   Extraordinary item - UMWA liability                                  -          (7.4)       (2.0)
   Special charges - write-down of assets                               -           8.1           -
   Accounts receivable, net                                          (19.8)        43.8        (0.1)
   Current inventories, net                                             -          13.2       (25.7)
   Accounts payable and accrued liabilities                           41.8        (39.9)        6.9
   Other                                                              (5.1)        (0.1)       (8.8)
                                                                 ---------    ---------   ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                   28.1          8.6        25.9

Cash flows from investing activities:
   Capital expenditures                                               (7.2)       (17.6)      (34.7)
   Short-term investments                                              1.9          3.2        13.8
   Proceeds from sale of discontinued operations                        -            -         12.4
   Marketable securities                                              (6.4)        10.0         0.8
   Proceeds from sale of assets                                         -           0.1           -
                                                                 ---------    ---------   ---------
          NET CASH USED IN INVESTING ACTIVITIES                      (11.7)        (4.3)       (7.7)

Cash flows from financing activities:
   Initial borrowings under new revolving credit facility             34.5            -        50.0
   Net borrowings (payments) under revolving credit facility         (13.5)         3.0        (7.0)
   Net payments under old revolving credit facility                  (46.0)           -       (37.8)
   Issuance of term note                                              10.0            -           -
   Term note repayment                                                (1.0)           -        (0.3)
   Treasury stock purchases                                             -          (1.9)      (14.1)
   Acquisition of minority interest                                     -             -       (25.0)
   Issuance of common stock                                            0.9          1.3         2.9
                                                                 ---------    ---------   ---------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (15.1)         2.4       (31.3)
                                                                 ---------    ---------   ---------

           Net increase (decrease) in cash and cash equivalents        1.3          6.7       (13.1)
                                                                 ---------    ---------   ---------

          ENDING CASH AND CASH EQUIVALENTS                       $    22.2    $    20.9   $    14.2
                                                                 =========    =========   =========

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
   Conversion of subordinated debentures to common stock         $      -     $       -    $   50.0

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                                 $     6.7    $     5.4   $     9.4
   Income taxes paid                                             $      -     $     0.3   $     1.3

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

CASH, INVESTMENTS, AND MARKETABLE SECURITIES. Lone Star's cash equivalents include highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months. Short-term investments consist of U. S. government and related agencies debt obligations with maturities at purchase greater than three months and up to one year. Marketable securities consist of U. S. government and related agencies debt obligations with maturities at purchase greater than one year and up to two years. Lone Star's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because Lone Star has the intent and ability to hold them to maturity. At December 31, 1999, Lone Star's cash and cash equivalents, short-term investments, and marketable securities, which had a carrying amount that approximated market value, consisted of $38.8 million in U.
S. government and related agencies obligations at amortized cost.

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

CURRENT OPERATING ENVIRONMENT AND BUSINESS SEGMENTS - NOTE B

                                                                               Years ended December 31,
                                                                           --------------------------------
                                                                              ($ in millions; unaudited)
                                                                             1999        1998        1997
                                                                           ---------   ---------   ---------
OILFIELD PRODUCTS(a)
     Net revenues                                                          $   185.1   $   255.6   $   454.1
     Noncash portion of special charges                                           -          4.5          -
     Operating income (loss)                                                    (5.8)      (17.2)       36.1
     Identifiable assets                                                       158.8       170.8       238.0
     Capital expenditures                                                        3.6         9.3        22.1
     Depreciation and amortization                                               9.1         8.9         9.0

SPECIALTY TUBING PRODUCTS
     Net revenues                                                          $   120.5   $   123.2   $   129.0
     Noncash portion of special charges                                           -          3.1          -
     Operating income (loss)                                                    10.6        (4.6)       12.3
     Identifiable assets                                                       127.4       110.9       103.4
     Capital expenditures                                                        3.6         8.1        12.2
     Depreciation and amortization                                               6.6         6.0         4.6

FLAT ROLLED AND OTHER TUBULAR PRODUCTS
     Net revenues                                                          $    47.8   $    53.6   $    71.2
     Noncash portion of special charges                                           -          0.5          -
     Operating income (loss)                                                    (4.5)       (4.9)       (1.1)
     Identifiable assets                                                        20.9        16.3        20.4
     Capital expenditures                                                         -          0.2         0.4
     Depreciation and amortization                                               1.0         0.9         0.7

CORPORATE AND OTHER NON-SEGMENTS
     Net revenues                                                          $      -    $      -    $      -
     Operating loss                                                             (3.0)       (3.4)       (2.7)
     Identifiable assets                                                        44.0        37.8        44.0

CONSOLIDATED TOTALS FROM CONTINUING OPERATIONS(a)
     Net revenues                                                          $   353.4   $   432.4   $   654.3
     Operating income (loss)                                                    (2.7)      (30.1)       44.6
     Total assets                                                              351.1       335.8       405.8
     Capital expenditures                                                        7.2        17.6        34.7
     Depreciation and amortization                                              16.7        15.8        14.3

(a) See Note N with respect to the restatement of the consolidated financial statements for the fourth quarter of 1999 and the year ended December 31, 1999.

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

For the year ended December 31, 1999, Lone Star had net sales of $353.4 million and an operating loss of $2.7 million. This compares to net sales of $432.4 million and an operating loss of $30.1 million for 1998. The most significant reason for the decline in revenue was the decrease in demand for oilfield products, which was driven by a 24% decrease in the average number of domestic rigs drilling for oil and natural gas during 1999. However, drilling activity accelerated in the second half of 1999 as oil and gas prices recovered and at year-end 771 rigs were active compared to 621 at the end of 1998. Consequently, Steel's open orders for OCTG at December 31, 1999, were up 75% from the prior year. The operating loss was significantly reduced principally due to 17% lower costs of goods sold per ton related to lower slab costs, reduced overall spending and increased productivity. However, uncertainty continues to exist regarding the future levels of oil and gas prices and related drilling activity. Therefore, no assurance can be given regarding the extent of future demand for Steel's OCTG products, or that profitability can be achieved until these markets improve.

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

                                            ($ in millions, except per share data)

                                                  Historical       Pro Forma
                                                    1999              1999
                                                    ----              ----
                                                                  (unaudited)
Revenues                                          $ 353.4           $ 434.1
Gross Profits                                     $  12.8           $  40.2

SG&A                                              $ (15.5)          $ (29.6)
Operating Income                                  $  (2.7)          $  10.6
Interest Income                                   $   1.8           $   1.8
Interest Expense                                  $  (4.6)          $ (10.4)
Other Income (Expense)                                 -            $   2.2

Income (Loss) from continuing operations          $  (5.5)          $   4.0
Net income (Loss)                                 $  (5.5)          $   4.0
Diluted Earnings (Loss) per share                 $ (0.24)          $  0.17


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

SPECIAL CHARGES (1998) - NOTE C

In response to 1998 market conditions, Steel restructured and downsized its operations. Lower operating rates resulted in the need to reduce employment levels and initiate other actions. As a result, special charges of $14.5 million were recognized in the 1998 consolidated statement of operations, which included the following items in millions:


    Write-down of property, plant, and equipment and related supplies to fair value          $  8.1
    Renegotiated or cancelled contractual obligations                                           4.4
    Employee severance cost                                                                     2.0
                                                                                             ------
           Total special charges                                                             $ 14.5

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

                                                   ($ in millions)
                                                              Charged
                                              Balance at     to costs        Charged                         Balance
                                               beginning        and         to other                         at end
                                              of period      expenses       accounts      Deductions(b)     of period
                                              ------------  ------------   ------------  ----------------  ------------
    YEAR ENDED DECEMBER 31, 1998

    Reserves for special charges(a)         $      -            6.4             -             (1.1)            5.3


    YEAR ENDED DECEMBER 31, 1999

    Reserves for special charges(a)         $     5.3            -              -             (5.3)             -


(a) Does not include special charge associated with the write-down of property, plant, and equipment.
(b) Includes write-offs of accounts receivable and utilization of reserves for special charges.

ADDITIONAL BALANCE SHEET INFORMATION - NOTE D

                                                                                           ($ in millions)
                                                                                      1999                 1998
                                                                                      ----                 ----
INVENTORIES
     Finished goods                                                              $        24.5       $         30.8
     Work in process                                                                      36.4                 33.1
     Raw materials                                                                        30.4                 29.2
     Materials, supplies, and other                                                       25.4                 27.3
                                                                                   ------------        -------------
         Total inventories before LIFO valuation reserve                                 116.7                120.4
Reserve to reduce inventories to LIFO value                                              (20.8)               (23.5)
                                                                                   ------------        -------------
         Total inventories                                                                95.9                 96.9
Amount included in other noncurrent assets                                                (7.0)                (8.0)
                                                                                   ------------        -------------
         Net current inventories                                                 $        88.9       $         88.9
                                                                                   ============        =============

PROPERTY, PLANT, AND EQUIPMENT
     Land and land improvements                                                  $        12.0       $         10.9
     Buildings, structures, and improvements                                               6.0                  6.0
     Machinery and equipment                                                             305.2                297.9
     Construction in progress                                                              6.3                  7.5
                                                                                   ------------        -------------
         Total property, plant, and equipment                                            329.5                322.3
     Less accumulated depreciation and amortization                                     (180.0)              (164.5)
                                                                                   ------------        -------------
         Property, plant, and equipment, net                                     $       149.5       $        157.8
                                                                                   ============        =============

OTHER NONCURRENT ASSETS
Inventory (supplies and spare parts)                                             $         7.0       $          8.0
Other                                                                                      7.1                  8.1
                                                                                   ------------        -------------
         Total other noncurrent assets                                           $        14.1       $         16.1
                                                                                   ============        =============

ACCRUED LIABILITIES
     Accrued compensation                                                        $         7.4       $          5.9
     Property taxes                                                                        4.3                  5.2
     Warranty reserves                                                                     2.5                  2.0
     Environmental reserves                                                                0.5                  0.5
     Pension obligations                                                                   4.9                    -
     Supplier contract reserves                                                              -                  4.3
     Other                                                                                 6.6                  7.7
                                                                                   ------------        -------------
         Total accrued liabilities                                               $        26.2       $         25.6
                                                                                   ============        =============

OTHER NONCURRENT LIABILITIES
Environmental reserves                                                           $        10.7       $         10.9
Other                                                                                      5.2                  6.9
                                                                                   ------------        -------------
         Total other noncurrent liabilities                                      $        15.9       $         17.8
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

CHANGE IN COMMON SHARES OUTSTANDING - NOTE E

                                                                  Issued       Treasury Stock     Outstanding
                                                                ----------     --------------     -----------
 Balance, December 31, 1997                                     23,059,864        (548,616)        22,511,248
    Employee benefit plans                                           2,000          92,500             94,500
    Treasury share purchases                                         -            (110,000)          (110,000)
                                                                ----------     --------------     -----------
 Balance, December 31, 1998                                     23,061,864        (566,116)        22,495,748
                                                                ----------     --------------     -----------
    Employee benefit plans                                           -             103,125            103,125
                                                                ----------     --------------     -----------
 Balance, December 31, 1999                                     23,061,864        (462,991)        22,598,873
                                                                ==========     ==============     ===========

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

INCOME TAXES - NOTE H

There was no current income tax expense in 1999 or 1998. Current income tax expense was recognized for federal alternative minimum taxes of $0.9 million in 1997. There was no deferred income tax expense or benefit for 1999, 1998, or 1997. A reconciliation of computed income taxes to actual income taxes follows:

                                                                                         ($ in millions)
                                                                                1999          1998         1997
                                                                              -------       -------       -------
          Income (loss) from continuing operations before income tax          $  (5.5)      $ (32.3)      $  41.3
          Statutory federal income tax rate                                        35%           35%           35%
                                                                              =======       =======       =======
          Income tax (benefit) expense at statutory rate                      $  (1.9)      $ (11.3)      $   4.5
          Net operating loss, benefit not recognized (benefit recognized)         1.9          11.3         (13.6)
                                                                              -------       -------       -------
              Income taxes (federal alternative minimum tax)                  $     -      $      -       $   0.9
                                                                              =======       =======       =======

The following table discloses the components of the deferred tax amounts at December 31, 1999 and 1998:

                                                                            ($ in millions)
                                                                           1999        1998
                                                                          ------      ------
          DEFERRED TAX ASSETS - temporary differences
              Postretirement benefit accruals                             $ 10.3      $ 13.5
              Environmental reserves                                         3.9         4.0
              Other expense accruals and reserves                            5.9         7.1
              Inventories                                                    5.3         6.0
              Other                                                          0.4         0.6
                                                                          ------      ------
                  Total deferred tax assets - temporary differences         25.8        31.2
                  Net operating loss carryforwards                          91.8        86.0
                  Alternative minimum tax credit carryforward                1.0         1.0
                                                                          ------      ------
                  Total deferred tax assets                                118.6       118.2
          DEFERRED TAX LIABILITY - temporary difference for basis in
              and depreciation of property, plant, and equipment           (34.9)      (33.3)
                                                                          ------      ------
                  Net deferred tax assets                                   83.7        84.9
                  Less valuation allowance                                 (83.7)      (84.9)
                                                                          ------      ------
                  NET DEFERRED TAX AMOUNT                                 $   -       $   -
                                                                          ======      ======

At December 31, 1999, Lone Star had federal tax net operating loss carryforwards (NOL's) of approximately $261.60 million, a portion of which may be related to AFB and subject to an agreement with the Federal Deposit Insurance Corporation
(FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. If not utilized, the NOL's will expire between years 2003 and 2014, and their future availability may be limited if Lone Star or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. Lone Star's common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOL's. Due to these uncertainties regarding possible utilization of NOL's and the sensitivity of Steel's income to the level of domestic drilling activity, valuation allowances were recorded to fully reserve the computed net deferred tax assets.

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

                                                                                                     Weighted
                                                                                                      Average
                                                                                                      Exercise
                                                  Shares Under Option          Price Range ($)        Price ($)
                                                  -------------------          ---------------       ----------
      OUTSTANDING, DECEMBER 31, 1996                    852,075                 2.59 - 17.38             8.37
           Granted in 1997                              390,000                19.06 - 19.75            19.33
           Exercised in 1997                           (316,200)                3.06 - 17.38             9.13
                                                      ---------                -----   -----            -----
      OUTSTANDING, DECEMBER 31, 1997                    925,875                 2.59 - 19.75            12.73
           Granted in 1998                              257,500                22.56 - 31.28            24.68
           Exercised in 1998                            (94,500)                3.06 - 19.75            13.41
           Cancelled in 1998                            (27,000)                6.88 - 31.28            20.14
                                                      ---------                -----   -----            -----
      OUTSTANDING, DECEMBER 31, 1998                  1,061,875                 2.59 - 31.28            16.46
           Granted in 1999                              424,375                13.00 - 16.75            13.57
           Exercised in 1999                           (103,125)                3.06 - 19.75             8.80
           Cancelled in 1999                            (75,000)               19.06 - 19.06            19.06
                                                      ---------                -----   -----            -----
      OUTSTANDING, DECEMBER 31, 1999                  1,308,125                 2.59 - 31.28            15.98
                                                      =========                =====   =====            =====

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

Lone Star accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                               1999        1998        1997
                                                               ----        ----        ----
          Net income (loss) - as reported ($ in millions)     $ (5.5)     $(24.9)     $ 53.7
                - pro forma ($ in millions)                   $ (8.1)     $(27.0)     $ 52.6

          Basic earnings per share - as reported              $(0.24)     $(1.10)     $ 2.50
                                 - pro forma                  $(0.35)     $(1.19)     $ 2.45

          Diluted earnings per share - as reported            $(0.24)     $(1.10)     $ 2.44
                                 - pro forma                  $(0.35)     $(1.19)     $ 2.39

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

The measurement dates for determining the assets and obligations of these plans were November 30, 1999, 1998, and 1997. The following table sets forth the changes in the plans' benefit obligation and plan assets, the funded status amounts recognized in the consolidated balance sheets at December 31, 1999, 1998, and 1997:


                                                                              ($ in millions)
                                                            Pension Benefits                    Other Benefits
                                                     -------------------------------    -------------------------------
CHANGE IN BENEFIT OBLIGATION                          1999        1998       1997        1999        1998        1997
                                                     --------   ---------  ---------    --------   --------   --------
Benefit obligation at beginning of year              $   84.0      82.7       79.4      $   13.9     12.3        11.9
  Service cost                                            1.0       0.9        0.9           0.6      0.5         0.5
  Interest cost                                           5.3       5.4        5.5           0.9      0.8         0.9
  Plan participants' contributions                         -         -          -             -        -          0.1
  Amendments                                               -        0.5          -            -        -           -
  Actuarial loss (gain)                                  (7.0)      1.2        3.5          (2.1)     1.2        (0.4)
  Benefits paid                                          (6.5)     (6.7)      (6.6)         (0.7)    (0.9)       (0.7)
                                                     --------   -------    -------      --------   ------     --------
Benefit obligation at end of year                    $   76.8      84.0       82.7      $   12.6     13.9        12.3
                                                     ========   =======    =======      ========   ======     ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year       $   54.3      53.2       44.0      $     -        -           -
  Actual return on plan assets                            8.7       2.8        5.0            -        -           -
  Employer contributions                                  2.1       5.0       10.8           0.7      0.9         0.6
  Plan participants' contributions                         -         -          -             -        -          0.1
  Benefits paid                                          (6.5)     (6.7)      (6.6)         (0.7)    (0.9)       (0.7)
                                                     --------   -------    -------      --------   ------     --------
Fair value of plan assets at end of year             $   58.6      54.3       53.2      $     -        -           -
                                                     ========   =======    =======      ========   ======     ========

RECONCILIATION OF FUNDED STATUS
Unfunded status - obligation in excess of assets     $   18.2      29.7       29.5      $   12.6     13.9        12.3
Unrecognized actuarial gain (loss)                       (2.1)    (13.7)     (10.7)          1.8     (0.3)        0.8
Unrecognized net obligation at January 1, 1986           (1.0)     (2.1)      (3.1)           -        -           -
Unrecognized prior service cost                          (1.6)     (1.7)      (1.3)           -        -           -
                                                     --------   -------    -------      --------   ------     --------
  Net amount recognized                              $   13.5      12.2       14.4      $   14.4     13.6        13.1
                                                     ========   =======    =======      ========   ======     ========

AMOUNTS RECOGNIZED IN CONSOLIDATED
BALANCE SHEETS
Postretirement benefit obligations - current         $    4.9        -         3.0      $    0.9      1.0         0.8
Postretirement benefit obligations - noncurrent          12.6      28.9       25.5          13.5     12.6        12.3
Other noncurrent assets - intangible asset               (2.6)     (3.9)      (4.4)           -        -           -
Accumulated other comprehensive loss                     (1.4)    (12.8)      (9.7)           -        -           -
                                                     --------   -------    -------      --------   ------     --------
  Net amount recognized                              $   13.5      12.2       14.4      $   14.4     13.6        13.1
                                                     ========   =======    =======      ========   ======     ========

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

Net periodic benefit expense for 1999, 1998, and 1997 included the following components:

                                                                               ($ in millions)
                                                              Pension Benefits                   Other Benefits
                                                       -----------------------------      ---------------------------
                                                         1999      1998        1997        1999       1998       1997
                                                       -------    ------      ------      ------     ------    ------
Service cost                                           $   1.0       0.9         0.9      $  0.6        0.5       0.5
Interest cost                                              5.3       5.4         5.5         0.9        0.8       0.9
Expected return on plan asset                             (4.6)     (4.7)       (3.6)         -          -         -
Amortization of net obligation at January 1, 1986          1.0       1.0         1.0          -          -         -
Amortization of prior service cost                         0.2       0.1         0.1          -          -         -
Recognized net actuarial loss                              0.5       0.1         0.1          -          -         -
                                                       -------    ------      ------      ------     ------    ------
    Net periodic benefit expense                       $   3.4       2.8         4.0      $  1.5        1.3       1.4
                                                       =======    ======      ======      ======     ======    ======

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

QUARTERLY FINANCIAL SUMMARY - NOTE L


                                                 ($ in millions, except share amounts; quarterly amounts unaudited):
                                                                                  Quarter
                                                           ----------------------------------------------------------------------
1999(a)                                                      First        Second           Third          Fourth      Total Year
----                                                       --------    -------------   ------------    -----------    -----------
Net revenues                                           $    63.70      $     77.2      $     99.5      $    113.0      $    353.4
Gross profit (loss)                                         (2.20)           (0.5)            6.9             8.6            12.8
Net income (loss)                                      $    (6.60      $     (4.8)     $      2.0      $      3.9      $     (5.5)

PER COMMON SHARE - BASIC
Net income (loss) available to common shareholders     $    (0.29)     $    (0.21)     $     0.09      $     0.17      $    (0.24)

PER COMMON SHARE - DILUTED
Net income (loss) available to common shareholders     $    (0.29)     $    (0.21)     $     0.09      $     0.17      $    (0.24)

1998
----
Net revenues                                           $   151.00      $    129.0      $     88.9      $     63.5      $    432.4
Gross profit (loss)                                         15.40             7.7            (9.9)           (8.8)            4.4
Special charges                                        $       -        $      -       $       -       $    (14.5)     $    (14.5)
Income (loss) from continuing operations                      9.9             2.2           (15.6)          (28.8)          (32.3)
Extraordinary items                                            -               -               -              7.4             7.4
Net income (loss)                                      $      9.9      $      2.2      $    (15.6)     $    (21.4)     $    (24.9)

PER COMMON SHARE - BASIC
Income (loss) from continuing operations               $     0.44      $     0.09      $    (0.69)     $    (1.28)     $    (1.43)
Extraordinary items                                            -               -               -             0.33            0.33
                                                       ----------      ----------      ----------      ----------      ----------
Net income (loss) available to common shareholders     $     0.44      $     0.09      $    (0.69)     $    (0.95)     $    (1.10)

PER COMMON SHARE - DILUTED
Income (loss) from continuing operations               $     0.43      $     0.09      $    (0.69)     $    (1.28)     $    (1.43)
Extraordinary items                                            -               -               -             0.33            0.33
                                                       ----------      ----------      ----------      ----------      ----------
Net income (loss) available to common shareholders     $     0.43      $     0.09      $    (0.69)     $    (0.95)     $    (1.10)


(a) See Note N with respect to the restatement of the consolidated financial statements for the fourth quarter of 1999 and the year ended
      December 31, 1999.


SUBSEQUENT EVENT - NOTE M

On January 3, 2000, Lone Star completed the purchase of the assets of Fintube Limited Partnership, a privately held, Tulsa-based manufacturer of finned tubes. The purchase price was approximately $85 million, which included the issuance of approximately 760,000 shares of Lone Star common stock valued at $20 million. The assets were purchased by Fintube Technologies, Inc. (Fintube), a new wholly owned subsidiary of Lone Star. While the new Fintube subsidiary assumed substantially all of the contractual obligations of Fintube Limited Partnership and its subsidiaries, certain liabilities were not assumed. The excluded liabilities included, among other things, the partnership's bank debt ($17.9 million as of December 31, 1999); Fintube's litigation; brokers', accounting and legal fees and expenses incurred by Fintube in connection with the sale of its assets to Lone Star; and various non-assumed pre-closing liabilities. Fintube also executed a new $59 million credit agreement with a bank group. The initial funding under the credit agreement was approximately $49 million with the balance available for working capital, and new capital investments subject to borrowing base limitations. The balance of the purchase price was provided by Lone Star from the repayment of intracompany debt by Steel using the proceeds of additional borrowings.

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

NOTE N - RESTATEMENT OF FINANCIAL STATEMENTS
Subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 31, 1999, it was determined that the remaining $800,000 of Lone Star's reserve for an inventory purchase commitment should have been fully utilized in the fourth quarter of 1999. The reserve was originally recorded in fiscal 1998. As a result, the accompanying consolidated financial statements as of December 31, 1999 and for the year then ended, present the restated results. A summary of the effect of the restatement is as follows (in millions, except per share data):

                                                       As Reported              As Restated

Revenues                                                 $353.4                    $353.4
Gross profit                                               12.0                      12.8
SG&A                                                      (15.5)                    (15.5)
Operating Loss                                             (3.5)                     (2.7)
Other income/expense                                       (2.8)                     (2.8)
Net loss                                                   (6.3)                     (5.5)

Net loss per share-basic                                  (0.28)                    (0.24)
Net loss per share-diluted                                (0.28)                    (0.24)


In addition, the Company's accrued liabilities were reduced from $27.0 million to $26.2 million and shareholder's equity was increased from $195.1 million to $195.9 million.

                  LONE STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (1)
                              (PARENT COMPANY ONLY)

                                            ($ in millions, except share data)
                                                 Years ended December 31,
                                            ----------------------------------
CONDENSED STATEMENTS OF INCOME                 1999         1998         1997
------------------------------              --------     --------     --------
General and administrative expenses         $  (3.0)     $  (3.4)     $  (2.8)
Steel cost sharing                              3.0          3.3          2.3
Equity in Steel's income (loss)                (9.4)       (28.0)        39.9
Interest income                                 1.7          1.7          2.9
Interest expense                                 -            -          (2.7)
Other intercompany income from Steel            2.2          1.5          1.7
Gain on sale of discontinued operations          -            -          12.4
                                            -------      -------      -------
Net income (loss)                           $  (5.5)     $ (24.9)     $  53.7
                                            =======      =======      =======
Cash dividends received from Steel          $    -       $    -      $     -
                                            =======      =======      =======

                                             As of December 31,
                                            --------------------
CONDENSED BALANCE SHEETS                      1999         1998
------------------------                    -------      -------
Current assets:
   Cash and cash equivalents                $  18.1      $  20.2
   Short-term investments                       1.2          3.1
   Due from Steel                              25.6         25.4
   Other current assets                         1.1          0.6
       Total current assets                    46.0         49.3
Investment in Steel                           134.1        132.0
Marketable securities                          15.4          9.0
Other noncurrent assets                         3.9          4.2
                                            -------      -------
Total assets                                $ 199.4      $ 194.5
                                            =======      =======

Current liabilities:                        $   0.6      $   1.0
Other noncurrent liabilities                    2.9          4.4
                                            -------      -------
Total Liabilities
                                                3.5          5.4

Shareholders' equity:
   Preferred stock, $1 par value
    (authorized: 10,000,000 shares,
    issued: none)
   Common stock, $1 par value
    (authorized: 80,000,000 shares, issued:
    23,061,864 and 23,061,864, respectively)   23.1         23.1
   Capital surplus                            209.9        209.9
   Minimum pension liability adjustment        (1.4)       (12.8)
   Retained deficit                           (21.0)       (15.5)
   Treasury stock (462,991 and 566,116
    common shares, respectively, at cost)     (14.7)       (15.6)
                                            -------      -------
       Total shareholders' equity             195.9        189.1
                                            =======      =======
Total liabilities and shareholders' equity  $ 199.4      $ 194.5
                                            =======      =======


                                                                           Year ended December 31,
                                                                           -----------------------
CONDENSED STATEMENTS OF CASH FLOWS                                     1999         1998         1997
----------------------------------                                  --------     --------     --------
Net income (loss)                                                   $  (5.5)     $ (24.9)     $  53.7
Undistributed equity in Steel's income (loss)                           9.4         28.0        (39.9)
Gain on sale of discontinued operations                                   -            -        (12.4)
Other                                                                  (2.4)        (0.2)       (14.8)
    Net cash provided (used) by operating activities                    1.5          2.9        (13.4)
    Net cash provided (used) by investing activities                   (4.5)        13.2         27.0
    Net cash provided (used) by financing activities                    0.9         (0.6)       (36.2)
        Net increase (decrease) in cash and cash equivalents           (2.1)        15.5        (22.6)
Beginning cash and cash equivalents                                    20.2          4.7         27.3
                                                                    -------      -------      -------
Ending cash and cash equivalents                                    $  18.1      $  20.2      $   4.7
                                                                    =======      =======      =======

(1) See Note N to the Consolidated Financial Statements

                          LONE STAR TECHNOLOGIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1997, 1998, AND 1999
                                 ($ IN MILLIONS)


                                            Balance at          Charged to         Charged to                          Balance at
                                             beginning          costs and            other                                end
                                             of period           expenses           accounts      Deductions(b)        of period
                                             ---------           --------           --------      -------------        ---------
Year ended December 31, 1997
----------------------------
Allowance for doubtful accounts                $1.4                 -                   -                 -               $1.4


Year ended December 31, 1998
----------------------------
Allowance for doubtful accounts                 1.4                 -                   -                 -                1.4
Reserves for special charges (a)                 -                 6.4                  -               (1.1)              5.3


Year ended December 31, 1999
----------------------------
Allowance for doubtful accounts                 1.4                 -                   -               (0.1)              1.3
Reserves for special charges (a)               $5.3                 -                   -               (5.3)(c)         $   -


(a) Does not include special charge associated with the write-down of property, plant, and equipment.
(b) Includes write-offs of accounts receivable and utilization of reserves for special charges.
(c) See Note N to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   LONE STAR TECHNOLOGIES, INC.



Date:  June 1, 2000                                By:   /s/ CHARLES J. KESZLER
                                                      -------------------------
                                                           (Charles J. Keszler)
                                                       Vice President - Finance
                                                                  and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  June 1, 2000                                By:   /s/ RHYS J. BEST
                                                      -------------------------
                                                   Chairman of the Board, Chief
                                                Executive Officer and President


Date:  June 1, 2000                                By:   /s/ CHARLES J. KESZLER
                                                      -------------------------
                                                           (Charles J. Keszler)
                                                       Vice President - Finance
                                                                  and Treasurer