Form 10-Q/A
period 2000-03-31
LONE STAR TECHNOLOGIES INC
filed 2000-06-01
CIK 791348

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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


================================================================================

                                EXPLANATORY NOTE

Items 1 and 2 to Lone Star Technologies Inc.'s ("Lone Star") Form 10-Q are being amended herein to revise Lone Star's Consolidated Financial Statements (unaudited) resulting from the restatement of Lone Star's Consolidated Financial Statements for the year ended December 31, 1999.


                                      INDEX


                         PART I - FINANCIAL INFORMATION



                                                                                         Page
                                                                                         ----
Item 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

            Consolidated Statements of Income.............................................  3

            Consolidated Balance Sheets...................................................  4

            Consolidated Statements of Cash Flows.........................................  5

            Notes to Consolidated Financial Statements....................................  6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS............................................ 10

            Results of Operations......................................................... 10

            Financial Condition and Liquidity............................................. 12

                            LONE STAR TECHNOLOGIES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 For the Quarter Ended March 31,
                                                                 -------------------------------
                                                                     2000                1999
                                                                 -------------------------------
Net revenues                                                     $   153.9            $    63.7
Cost of goods sold                                                  (136.0)               (65.9)
                                                                 ------------------------------
  Gross profit (loss)                                                 17.9                 (2.2)
Selling, general and administrative expenses                          (8.1)                (3.8)
                                                                 ------------------------------
  Operating income (loss)                                              9.8                 (6.0)
Interest income                                                        0.5                  0.4
Interest expense                                                      (3.0)                (0.9)
Other income (expense)                                                 0.2                 (0.1)
                                                                 ------------------------------
  Income (loss) from continuing operations before income tax           7.5                 (6.6)
Income tax                                                            (0.4)                   -
                                                                 ------------------------------
  NET INCOME (LOSS)                                              $     7.1            $    (6.6)
===============================================================================================


PER COMMON SHARE - BASIC:
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS             $    0.30            $   (0.29)
===============================================================================================


PER COMMON SHARE - DILUTED:
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS             $    0.29            $   (0.29)
===============================================================================================


WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                              23.4                 22.5
  Diluted                                                            24.0                 22.5

See accompanying notes.

                               LONE STAR TECHNOLOGIES, INC.
                                CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED, IN MILLIONS, EXCEPT SHARE DATA)

                                                                          March 31,     December 31,
                                                                         ---------------------------
                                                                           2000             1999
                                                                         ---------------------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                             $    7.1         $   22.2
   Short-term investments                                                     1.3              1.2
   Accounts receivable, net                                                  86.9             56.1
   Current inventories, net                                                 122.5             88.9
   Other current assets                                                       2.5              3.7
                                                                         -------------------------
 TOTAL CURRENT ASSETS                                                       220.3            172.1

 Marketable securities                                                       20.4             15.4
 Property, plant, and equipment, net                                        168.0            149.5
 Goodwill                                                                    48.5                -
 Prepaid Bellville assets acquisition cost                                   14.6                -
 Other noncurrent assets                                                     15.8             14.1
                                                                         -------------------------
TOTAL ASSETS                                                             $  487.6         $  351.1
==================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
  LIABILITIES:
    Current installments on long-term debt                               $    8.0         $    2.0
    Accounts payable                                                         74.7             57.0
    Accrued liabilities                                                      31.7             26.2
                                                                         -------------------------
  TOTAL CURRENT LIABILITIES                                                 114.4             85.2
                                                                         -------------------------

  Term loan                                                                  38.0              7.0
  Revolving credit facility                                                  69.3             21.0
  Postretirement benefit obligations                                         26.0             26.1
  Other noncurrent liabilities                                               15.8             15.9
                                                                         -------------------------
  TOTAL LIABILITIES                                                         263.5            155.2
                                                                         -------------------------

  Commitments and Contingencies (See Note 8)                                   -                -

  SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value
      (authorized: 10,000,000 shares, issued: none)                            -                -
    Common stock, $1 par value
      (authorized: 80,000,000 shares, issued: 23,822,101,
      23,061,864, respectively)                                              23.8             23.1
    Capital surplus                                                         223.7            209.9
    Accumulated other comprehensive loss                                     (1.8)            (1.4)
    Accumulated deficit                                                     (13.8)           (21.0)
    Treasury stock (321,866 and 462,991 common shares, respectively)         (7.8)           (14.7)
                                                                         -------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                224.1            195.9
                                                                         -------------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  487.6         $  351.1
==================================================================================================

See accompanying notes.

                                     LONE STAR TECHNOLOGIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED, IN MILLIONS)

                                                                      For the Quarter Ended
                                                                            March 31,
                                                                   --------------------------
                                                                     2000              1999
                                                                   --------------------------
BEGINNING CASH AND CASH EQUIVALENTS                                $    22.2        $    20.9
=============================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      7.1             (6.6)
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                                        5.1              4.2
    Accounts receivable, net                                           (15.3)             2.5
    Current inventories, net                                           (22.9)            14.5
    Accounts payable and accrued liabilities                            13.2             (3.3)
    Other                                                                2.1             (1.4)
                                                                   --------------------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             (10.7)             9.9

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (4.0)            (1.4)
  Short-term investments                                                (0.1)             2.0
  Marketable securities                                                 (5.0)             2.0
  Advance payment for acquisition of Bellville Assets                  (14.6)               -
  Cash paid for acquisition of Fintube                                 (67.1)               -
                                                                   --------------------------
          NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES             (90.8)             2.6

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                            -              10.0
  Initial borrowings under new revolving credit facility                 6.8             34.0
  Net borrowings (payments) under revolving credit facility             41.5            (10.3)
  Net payments under old revolving credit facility                        -             (44.0)
  Issuance of term note                                                 39.0               -
  Term note repayment                                                   (2.0)              -
  Issuance of common stock                                               1.1               -
                                                                   --------------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              86.4            (10.3)
                                                                   --------------------------

          Net increase (decrease) in cash and cash equivalents         (15.1)             2.2
                                                                   --------------------------

          ENDING CASH AND CASH EQUIVALENTS                         $     7.1        $    23.1
=============================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
  ISSUANCE OF COMMON STOCK FOR ACQUISITION                         $    20.0               -

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

On April 1, 2000 Lone Star purchased substantially all of the assets of Bellville Tube Corporation for a base purchase price of $14.8 million less a $0.2 million adjustment for working capital. The working capital adjustments were estimated at the closing and are expected to be adjusted on an actual, post-closing basis in May 2000. The consideration for the Acquisition was determined through arm's length negotiations between Lone Star and Bellville. Lone Star financed the Acquisition through cash held by Lone Star and $5 million of borrowings. In connection with these borrowings, Steel borrowed $5 million under its present credit facility to repay the remaining $5 million of its subordinated loan to Lone Star. Lone Star guaranteed an additional $5 million of the Subsidiary's credit facility, pledged the stock of Purchaser as collateral for such guaranty, and used the loan repayment to fund a portion of the Bellville purchase price. The cash paid for the acquisition was wired to Bellville on March 31, 2000, however the purchase and was not effective until April 1, 2000. The acquisition of Bellville will be accounted for under the purchase method of accounting.

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

The unaudited pro forma results below assume the acquisitions occurred at the beginning of the period presented (in millions, except per share amounts):

                                                 Three Months Ended March 31
                                                   2000             1999
                                                 ---------------------------
Net sales                                         $154.1           $87.7
Net income (loss)                                    7.6            (2.6)
Basic income (loss) per share                        0.33           (0.11)
Diluted income (loss) per share                      0.32           (0.11)

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

NOTE 3 - BUSINESS SEGMENTS DATA

                                                                 For the Quarter Ended
                                                                        March 31,
                                                                  2000           1999
                                                               -------------------------
    OILFIELD PRODUCTS                                                 (IN MILLIONS)
    Net revenues                                               $    81.5       $    30.0
    Operating earnings (loss)                                        3.5            (4.6)
    Identifiable assets                                            194.5           136.9
    Capital expenditures                                             2.2             0.6
    Depreciation and amortization                                    2.5             2.2

    SPECIALTY TUBING
    Net revenues                                               $    56.7       $    26.7
    Operating earnings                                               6.1             0.4
    Identifiable assets                                            224.7           126.8
    Capital expenditures                                             1.8             0.8
    Depreciation and amortization                                    2.4             1.8

    FLAT ROLLED STEEL AND OTHER PRODUCTS
    Net revenues                                               $    15.7       $     7.0
    Operating loss                                                  (0.1)           (1.2)
    Identifiable assets                                              2.1            15.4
    Capital expenditures                                             -               -
    Depreciation and amortization                                    0.2             0.2

    CORPORATE AND OTHER NON-SEGMENTS
    Net revenues                                               $     -         $     -
    Operating earnings (loss)                                        0.3            (0.6)
    Identifiable assets                                             47.1            35.8

    CONSOLIDATED TOTALS
    Net revenues                                               $   153.9       $    63.7
    Operating earnings (loss)                                        9.8            (6.0)
    Identifiable assets                                            487.0           314.9
    Capital expenditures                                             4.0             1.4
    Depreciation and amortization                                    5.1             4.2

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

NOTE 9 - INCOME TAXES
Lone Star had federal tax net operating loss carryforwards of approximately $261.6 million at December 31, 1999, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. A provision for alternative minimum tax of $0.4 million was recognized for the quarter ended March 31, 2000. Because of the net losses for the three months ended March 31, 1999, no provision for taxes was recognized for that period. If not utilized, the net operating loss carryforwards will expire between years 2003 and 2014.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the quarters ended March 31, 2000 and March 31, 1999 was:

                                                               (In millions)
                                                    March 31, 2000      March 31, 1999
     Net income (loss)                                   $ 7.1              ($6.6)
     Employee benefit plan stock grant                    (0.4)                --
                                                         -----
     Comprehensive income (loss)                         $ 6.7              ($6.6)

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

NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS
Lone Star's Consolidated Balance Sheet as of March 31, 2000 has been revised as a result of the restatement of Lone Star's Consolidated Financial Statements for the fourth quarter of 1999 and the year ended December 31, 1999 to reflect the utilization of the remaining $800,000 of Lone Star's reserve related to an inventory purchase commitment which was originally recorded in 1998.

A summary of the effect of the restatement is as follows (in millions):

                                           As Reported         As Restated
Accrued Liabilities                          $  32.5             $  31.7
Total Current Liabilities                      115.2               114.4
Total Liabilities                              264.3               263.5

Accumulated Deficit                            (14.6)              (13.8)
Total Shareholder's Equity                     223.3               224.1

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

Consolidated revenues reported in the statements of income are as follows:

                                                                        ($ in millions)
                                                                     FOR THE QUARTER ENDED
                                                                            MARCH 31,
                                                              2000     %         1999       %
                                                            ------   ------     ------    ------
     Oilfield products                                        81.5       53       30.0        47
     Specialty tubing products                                56.7       37       26.7        42
     Flat rolled steel and other products                     15.7       10        7.0        11
                                                            ------   ------     ------    ------
    Total net revenues                                       153.9      100       63.7       100
                                                            ======   ======     ======    ======

Shipments of products by segment are as follows:

                                                                         (in tons)
                                                                   FOR THE QUARTER ENDED
                                                                          MARCH 31,
                                                              2000     %          1999        %
                                                            ------   ------     -------    ------
     Oilfield products                                      125,400      58      55,900        54
     Specialty tubing products                               50,300      23      24,500        24
     Flat rolled steel and other tubular products            42,200      19      23,300        22
     Total tons shipped                                     217,900     100     103,700       100
                                                            =======  ======     =======    ======

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

Aside from a reduction of $800,000 of accrued liabilities and an increase of $800,000 of retained earnings, the revision of Lone Star's consolidated balance sheet as of March 31, 2000 (see Note 12) has no effect on results of operations, financial condition or liquidity for the period ended March 31, 2000.


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


                                  SIGNATURE

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

Dated: June 1, 2000



                                                By: /s/ Charles J. Keszler
                                                   -------------------------
                                                         (Charles J. Keszler)
                                                    Vice President - Finance

Dated: June 1, 2000