Form 10-Q
period 2000-06-30
LONE STAR TECHNOLOGIES INC
filed 2000-08-14
CIK 791348

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2000

                         COMMISSION FILE NUMBER: 1-12881


                          LONE STAR TECHNOLOGIES, INC.



                            (A DELAWARE CORPORATION)

                       15660 N. DALLAS PARKWAY, SUITE 500
                               DALLAS, TEXAS 75248

                                  972/770-6401

                I.R.S. EMPLOYER IDENTIFICATION NUMBER: 75-2085454


         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         As of July 31, 2000, the number of shares of Common Stock outstanding at $1.00 par value per share was 23,561,610.

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

                Consolidated Statements of Income...............................................................3

                Consolidated Balance Sheets.....................................................................4

                Consolidated Statements of Cash Flows...........................................................5

                Notes to Consolidated Financial Statements......................................................6


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION..............10

                Results of Operations...........................................................................10

                Financial Condition and Liquidity...............................................................11


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................13



                           PART II - OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................13

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K....................................................................13

                          LONE STAR TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                For the             For the
                                                              Quarter Ended     Six Months Ended
                                                                 June 30,           June 30,
                                                              2000     1999       2000      1999
                                                           --------------------------------------
   Net revenues                                          $   153.5 $   77.2  $   307.4  $  140.9
   Cost of goods sold                                       (131.5)   (77.7)    (267.5)   (143.6)
                                                           --------------------------------------
     Gross profit (loss)                                      22.0     (0.5)      39.9      (2.7)
   Selling, general and administrative expenses               (9.3)    (3.6)     (17.4)     (7.4)
                                                           --------------------------------------
     Operating income (loss)                                  12.7     (4.1)      22.5     (10.1)
   Interest income                                             0.4      0.4        0.9       0.8
   Interest expense                                           (3.9)    (1.0)      (6.9)     (1.9)
   Other income (expense)                                       -      (0.1)       0.2      (0.2)
                                                           --------------------------------------
     Income (loss) from continuing operations before
       income tax                                              9.2     (4.8)      16.7     (11.4)
   Income tax                                                 (0.4)      -        (0.8)       -
                                                           --------------------------------------
     NET INCOME (LOSS)                                   $     8.8 $   (4.8) $    15.9 $   (11.4)
   ==============================================================================================

   PER COMMON SHARE - BASIC:
     NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS  $    0.37 $  (0.21) $    0.68 $   (0.51)
   ==============================================================================================

   PER COMMON SHARE - DILUTED:
     NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS  $    0.36 $  (0.21) $    0.65 $   (0.51)
   ==============================================================================================

   WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                    23.5     22.5       23.5      22.5
     Diluted                                                  24.4     22.5       24.3      22.5


     See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED, IN MILLIONS, EXCEPT SHARE DATA)

                                                                       June 30,       December 31,
                                                                       --------------------------
                                                                          2000            1999
                                                                       --------------------------
     ASSETS
      CURRENT ASSETS:
        Cash and cash equivalents                                    $    16.5         $    22.2
        Short-term investments                                             1.2               1.2
        Accounts receivable, net                                          92.2              56.1
        Current inventories, net                                         121.2              88.9
        Other current assets                                               7.3               3.7
                                                                       --------------------------
      TOTAL CURRENT ASSETS                                               238.4             172.1

      Marketable securities                                               15.4              15.4
      Property, plant, and equipment, net                                175.3             149.5
      Goodwill                                                            56.6                 -
      Other noncurrent assets                                             14.5              14.1
                                                                       --------------------------
     TOTAL ASSETS                                                    $   500.2         $   351.1
     ============================================================================================


     LIABILITIES AND SHAREHOLDERS' EQUITY
      LIABILITIES:
        Current installments on long-term debt                       $     8.0         $     2.0
        Accounts payable                                                  64.7              57.0
        Accrued liabilities                                               32.1              26.2
                                                                       --------------------------
       TOTAL CURRENT LIABILITIES                                         104.8              85.2
                                                                       --------------------------

       Term loan                                                          36.0               7.0
       Revolving credit facility                                          85.0              21.0
       Postretirement benefit obligations                                 25.0              26.1
       Other noncurrent liabilities                                       15.5              15.9
                                                                       --------------------------
     TOTAL LIABILITIES                                                   266.3             155.2
                                                                       --------------------------

     Commitments and Contingencies (See Note 8)                              -                 -

     SHAREHOLDERS' EQUITY:
       Preferred stock, $1 par value
          (authorized:  10,000,000 shares, issued:  none)                    -                 -
       Common stock, $1 par value
          (authorized:  80,000,000 shares, issued:  23,822,101)
           23,061,864, respectively)                                      23.8              23.1
       Capital surplus                                                   223.0             209.9
       Accumulated other comprehensive loss                               (1.8)             (1.4)
       Accumulated deficit                                                (5.1)            (21.0)
       Treasury stock (260,491 and 462,991 common shares, respectively)   (6.0)            (14.7)
                                                                       --------------------------
     TOTAL SHAREHOLDERS' EQUITY                                          233.9             195.9
                                                                       --------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $   500.2         $   351.1
     ============================================================================================


     See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN MILLIONS)

                                                           For the Quarter     For the Six Months
                                                            Ended  June 30,      Ended June 30,
                                                            2000       1999      2000       1999
                                                          ---------------------------------------
   BEGINNING CASH AND CASH EQUIVALENTS                  $    7.1  $    23.1  $   22.2  $    20.9
   ==============================================================================================

   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                      8.8       (4.8)     15.9      (11.4)
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                          5.4        4.1      10.5        8.3
      Accounts receivable, net                              (5.3)      (8.1)    (20.6)      (5.6)
      Current inventories, net                               1.3       (3.1)    (21.6)      11.4
      Accounts payable and accrued liabilities              (9.6)       9.8       3.6        6.5
      Other                                                 (6.7)       3.3      (4.6)      (0.1)
                                                          ---------------------------------------
             NET CASH PROVIDED (USED) BY OPERATING
               ACTIVITIES                                   (6.1)       1.2     (16.8)       9.1

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                  (4.3)      (1.6)     (8.3)      (3.0)
      Short-term investments                                 0.1          -         -        2.0
      Marketable securities                                  5.0       (4.0)        -       (2.0)
      Cash paid for acquisition of Fintube and Bellville       -          -     (81.7)         -
                                                          ---------------------------------------
             NET CASH PROVIDED (USED) IN INVESTING
               ACTIVITIES                                    0.8       (5.6)    (90.0)      (3.0)

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt                             -          -         -       10.0
      Initial borrowings under new revolving credit
        facility                                               -          -       6.8       34.0
      Net borrowings (payments) under revolving credit
        facility                                            15.7        1.3      57.2       (7.0)
      Net payments under old revolving credit facility         -          -         -      (44.0)
      Issuance of term note                                    -          -      39.0          -
      Term note repayment                                   (2.0)         -      (4.0)         -
      Issuance of common stock                               1.0        0.7       2.1        0.7
                                                          ---------------------------------------
             NET CASH PROVIDED (USED) BY FINANCING
               ACTIVITIES                                   14.7        2.0     101.1       (6.3)
                                                          ---------------------------------------

              Net increase (decrease) in cash and cash
                equivalents                                  9.4       (2.4)     (5.7)      (0.2)
                                                          ---------------------------------------

             ENDING CASH AND CASH EQUIVALENTS           $   16.5 $     20.7  $   16.5  $    20.7
   ==============================================================================================

   SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
      ISSUANCE OF COMMON STOCK FOR ACQUISITION          $      -          -      20.0          -


     See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1
In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and the cash flows and the results of operations for the three months and six months ended June 30, 2000 and 1999. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1999. Lone Star Technologies, Inc. ("Lone Star") acquired the assets of Fintube Limited Partnership ("FLP") and Bellville Tube Corporation ("Bellville"), respectively. The accompanying consolidated financial statements include the operations of Fintube Technologies, Inc. ("Fintube") for the three-months and six-months ended June 30, 2000 and the operations of Bellville for the three months ended June 30, 2000. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star's Annual Report on Form 10-K as amended for the year ended December 31, 1999.

NOTE 2 - ACQUISITIONS
On January 3, 2000, Lone Star through Fintube, a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of FLP for a base purchase price of $82 million plus a $2.5 million adjustment for working capital and approximately $1.5 million in acquisition related expenses (the "Fintube Acquisition"). The Fintube Acquisition was effective as of January 1, 2000. The working capital adjustment was estimated at the closing and was reduced on an actual, post-closing basis by $0.7 million in July 2000. The consideration for the Fintube Acquisition was determined following a competitive bidding process in arm's-length negotiations between Lone Star and FLP. The acquired business involves the design and production of finned tubes and other products used in a variety of heat recovery applications. Lone Star is operating and using the assets acquired in the Fintube Acquisition in substantially the same manner as they were used by FLP prior to the Fintube Acquisition. Lone Star and Fintube utilized three different sources of financing to pay the purchase price. Lone Star used $20 million of cash that it received from Lone Star Steel Company ("Steel"), a wholly owned subsidiary of Lone Star, in connection with Steel's repayment of a $20 million subordinated loan from Lone Star. Steel borrowed the $20 million that it repaid to Lone Star under Steel's $90 million revolving line of credit with the CIT Group/Business Credit, Inc., acting on its own behalf and as agent for other banks. Additionally, Lone Star issued approximately $20 million of Lone Star common stock directly to the limited partners or other beneficial owners of FLP. Finally, Fintube entered into a new Credit Agreement with Bank of America, acting on its own behalf and as agent for other banks, in connection with the Fintube Acquisition and borrowed (i) approximately $7 million under the revolving credit facility and (ii) $39 million under the term loan facility.

The Fintube Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Fintube Acquisition. The excess purchase price over the fair values of the tangible net assets acquired was approximately $50.1 million, has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if an adjustment is required.

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

On April 1, 2000 Lone Star through Bellville Acquisition, Inc., a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Bellville for a base purchase price of $14.8 million less a $0.2 million adjustment for working capital (the "Bellville Acquisition"). The working capital adjustment was estimated at the closing and was further adjusted by an additional $0.1 million on an actual, post-closing basis in July 2000. The consideration for the Bellville Acquisition was determined through arm's length negotiations between Lone Star and Bellville. Lone Star financed the Bellville Acquisition through cash held by Lone Star and $5 million of borrowings. In connection with these borrowings, Steel borrowed $5 million under its present credit facility to repay the remaining $5 million of its subordinated loan to Lone Star. Lone Star guaranteed an additional $5 million of Steel's credit facility, pledged the stock of Bellville as collateral for such guaranty, and used the loan repayment to fund a portion of the Bellville purchase price. The cash paid for the Bellville Acquisition was wired to Bellville on March 31, 2000; however, the purchase was not effective until April 1, 2000.

The Bellville Acquisition by Lone Star has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Bellville Acquisition. The excess purchase price over the fair values of the tangible net assets acquired was approximately $7.3 million, has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if an adjustment is required.

The net purchase price was allocated as follows (in thousands):

         Net property & equipment                     $ 7,597
         Goodwill & other intangibles                   7,253
         Liabilities assumed                              285

                  Net purchase price                  $14,565

The allocation of the purchase price is preliminary and subject to adjustment pending the outcome of an assessment of the intangible assets acquired and the terms of the working capital purchase price adjustment.

The unaudited pro forma results below assume the acquisitions occurred at the beginning of the periods presented (in millions, except per share amounts):

                                                                Three Months Ended               Six Months Ended
                                                                    June 30                          June 30
                                                              2000             1999            2000          1999
                                                          --------------------------       -----------------------
Net sales                                               $    153.5       $    100.8      $    307.6    $    188.5
Net income (loss)                                              8.8             (4.4)           16.4          (6.9)
Basic income (loss) per share                                 0.37            (0.19)           0.70         (0.30)
Diluted Income (loss) per share                               0.36            (0.19)           0.67         (0.30)


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

NOTE 3 - BUSINESS SEGMENTS DATA

                                                   For the Quarter Ended              For the Six Months Ended
                                                           June 30,                            June 30,
                                                  2000               1999                 2000          1999
                                                -----------------------------    ------------------------------
OILFIELD PRODUCTS                                        (IN MILLIONS)                  (IN MILLIONS)
Net revenues                                  $     81.4         $      37.2          $    162.9    $     67.2
Operating earnings (loss)                            7.2                (4.0)               10.7          (8.6)
Identifiable assets                                216.2               145.0               216.2         145.0
Capital expenditures                                 2.1                 0.5                 4.3           1.1
Depreciation and amortization                        2.6                 2.1                 5.1           4.3

SPECIALTY TUBING
Net revenues                                  $     56.6         $      29.7          $    113.3    $     56.4
Operating earnings                                   5.5                 2.2                11.6           2.6
Identifiable assets                                225.8               124.6               225.8         124.6
Capital expenditures                                 1.9                 1.1                 3.7           1.9
Depreciation and amortization                        2.6                 1.8                 5.0           3.6

FLAT ROLLED STEEL AND OTHER PRODUCTS
Net revenues                                  $     15.5         $      10.3          $     31.2    $     17.3
Operating earnings (loss)                            0.3                (1.6)                0.2          (2.8)
Identifiable assets                                 21.1                17.6                21.1          17.6
Capital expenditures                                 0.3                   -                 0.3             -
Depreciation and amortization                        0.2                 0.2                 0.4           0.4

CORPORATE AND OTHER NON-SEGMENTS
Operating earnings (loss)                     $     (0.3)        $       0.7          $        -    $     (1.3)
Identifiable assets                                 37.1                37.5                37.1          37.5

CONSOLIDATED TOTALS
Net revenues                                  $    153.5         $      77.2          $    307.4    $    140.9
Operating earnings (loss)                           12.7                (4.1)               22.5         (10.1)
Identifiable assets                                500.2               324.7               500.2         324.7
Capital expenditures                                 4.3                 1.6                 8.3           3.0
Depreciation and amortization                        5.4                 4.1                10.5           8.3

NOTE 4 - DEBT
On March 16, 1999, Steel refinanced the $100.0 million revolving credit facility that it had in place at year-end 1998 with a $90.0 million revolving line of credit and a three-year $10.0 million term loan. Under the new revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At June 30, 2000, borrowings totaled $81.4 million including $8.0 million on the term loan with a remaining availability of $16.2 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, together with interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans. In connection with the Fintube Acquisition on January 3, 2000, and the Bellville Acquisition effective April 1, 2000 (see Note 2), Steel borrowed $25 million under its present credit facility to repay its $25 million subordinated loan to Lone Star, Lone Star guaranteed $25 million of Steel's credit facility and Lone Star used the loan repayment to fund a portion of the purchase price payable in the Fintube Acquisition and the Bellville Acquisition.

On January 3, 2000, Lone Star's new subsidiary, Fintube, entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube Acquisition. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At Fintube's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 2.5%. Fintube pays a 0.50% rate on the unused portion of the credit facility. The interest rate on $20.0 million of the term loan is fixed by a rate swap agreement at 7.20% and on the remainder of the term loan is the same as the revolving credit facility. The term loan is repayable in quarterly installments of $1.5 million through December 31, 2002 and of $1.75 million thereafter through December 31, 2005. As of June 30, 2000, borrowings by Fintube totaled approximately $47.7 million, including the term loan, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $7.9 million.

NOTE 5 - EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended June 30, 2000 and 1999, respectively, were 23.5 million and 22.5 million, and six months ended June 30, 2000 and 1999, were 23.5 million and 22.5 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute diluted earnings per share for the three months and the six months ended June 30, 2000, respectively, were 24.4 million and 24.3 million
- dilutive securities respectively equivalent to 0.9 million and 0.8 million shares of common stock were outstanding during the three months and the six months ended June 30, 2000. Dilutive securities were not included in the computation of diluted earnings per share for June 30, 1999. Lone Star had losses in that period and the effect of including the dilutive securities would have been anti-dilutive to earnings per share.

NOTE 6 - INVENTORIES
At June 30, 2000, inventories totaled $151.6 million before LIFO and other reserves and were composed of: finished goods, $40.8 million; work in process, $61.1 million; and raw materials and supplies, $49.7 million. Net of LIFO and other reserves of $23.9 million, inventories were $127.7 million, of which $6.5 million (consisting of supplies and spare parts) were classified as noncurrent assets.

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

Steel's, Fintube's, and Bellville's operations are subject to foreign, federal, state, provincial and local environmental laws and regulations concerning, among other things, waste materials, wastewater disposal and air emissions. Lone Star believes that its subsidiaries are currently in material compliance with all applicable environmental laws and regulations.

NOTE 9 - INCOME TAXES
Lone Star had federal tax net operating loss carryforwards of approximately $262.4 million at December 31, 1999, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. Provisions for alternative minimum taxes of $0.4 million and $0.8 million, respectively, were recognized for the three months and the six months ended June 30, 2000. Because of the net losses for the six months ended June 30, 1999, no provision for taxes was recognized for that period. If not utilized, the net operating loss carryforwards will expire between years 2003 and 2014.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the periods ended June 30, 2000 and June 30, 1999 was:

                                                             (In millions)
                                               For the Quarter Ended      For the Six Months Ended
                                                     June 30,                      June 30,
                                                2000          1999            2000         1999
                                          ---------------------------  ----------------------------
    Net income (loss)                       $   8.8       $  (4.8)        $   15.9     $ (11.4)
    Employee benefit plan stock grant             -             -             (0.4)          -
                                            ---------     ---------       ---------    ----------
    Comprehensive income (loss)             $   8.8       $  (4.8)        $   15.5     $ (11.4)


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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets for liabilities measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement 138 amends Statement 133 to clarify the appropriate accounting for certain hedging transactions. The Statements are effective for the year beginning January 1, 2001, with earlier adoption encouraged. Because of our minimal use of derivatives, we do not anticipate that the adoption of the new Statements will have a significant effect on our earnings or financial position.


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


                              RESULTS OF OPERATIONS

Revenues of $153.5 million for the three months ended June 30, 2000 increased 99% from the second quarter of 1999. Revenues comprised $81.4 million from oilfield products, $56.6 million from specialty tubing products, and $15.5 million from flat rolled steel and other products, representing increases of 119%, 91%, and 50%, respectively.

Revenues for the first six months of 2000 were $307.4 million, a 118% increase from the same 1999 period. Oilfield, specialty tubing, and flat rolled steel and other tubular products revenues increased 142%, 101%, and 80% respectively.

Second quarter 2000 shipments increased to 201,400 tons or by 49% when compared to the same period in 1999 and were comprised of 114,300 tons of oilfield products, 45,800 tons of specialty tubing products and 41,300 tons of flat rolled steel and other products. Oilfield products, specialty tubing products, and flat rolled steel and other product shipments increased by 56%, 62%, and 22%, respectively.

Consolidated revenues reported in the statements of income are as follows:

                                                     ($ in millions)                      ($ in millions)
                                                  FOR THE QUARTER ENDED              FOR THE SIX MONTHS ENDED
                                                          JUNE                                 JUNE
                                              2000      %      1999      %         2000      %      1999       %
                                              ----      -      ----      -         ----      -      ----       -
Oilfield products                             81.4     53      37.2     48        162.9     53      67.2      48
Specialty tubing products                     56.6     37      29.7     39        113.3     37      56.4      40
Flat rolled steel and other products          15.5     10      10.3     13         31.2     10      17.3      12
                                           --------  -----  --------  -----     --------  -----   -------   -----
Total net revenues                           153.5    100      77.2    100        307.4    100     140.9     100
                                           ========  =====  ========  =====     ========  =====   =======   =====

Shipments of products by segment are as follows:

                                                      (in tons)                                (in tons)
                                                FOR THE QUARTER ENDED                  FOR THE SIX MONTHS ENDED
                                                         JUNE                                     JUNE
                                            2000      %        1999      %          2000      %        1999      %
                                            ----      -        ----      -          ----      -        ----      -
Oilfield products                        114,300     57      73,300     54       239,700     57     129,200     54
Specialty tubing products                 45,800     23      28,200     21        96,100     23      52,700     22
Flat rolled steel and other products      41,300     20      33,800     25         83500     20      57,100     24
                                       ----------  -----  ----------  -----     ---------  -----  ----------  -----
Total net revenues                       201,400    100     135,300    100       419,300    100     239,000    100
                                       ==========  =====  ==========  =====     =========  =====  ==========  =====

Increased revenues for the second quarter of 2000 were due to higher prices in all business segments. Oilfield revenues advanced on additional shipment volumes and higher prices as the average number of active rigs increased 57% to 878 at the end of the second quarter from the same period in 1999. Revenues from specialty tubing were higher reflecting the addition of Fintube sales to this business segment. Excluding Fintube, specialty tubing revenues were up 16% from the second quarter of 1999, due to higher shipment volumes of precision mechanical tubulars and new heavy wall as-welded tubulars. Revenues from flat rolled steel and other products were 35% higher than in the second quarter of 1999 due to increased shipment volumes and higher prices compared to the second quarter of 1999.

The gross profit for the three months and six months ended June 30, 2000 was $22.0 million and $39.9 million, respectively, compared to a gross loss of $0.5 million and $2.7 million, respectively, for the same 1999 period. The operating income for the three months and six months ended June 30, 2000 was $12.7 and $22.5 million, respectively, compared to an operating loss of $4.1 million and $10.1 million for the three months and six months ended June 30, 1999, respectively. The gross profit and operating income benefited from Fintube's and Bellville's higher margin contributions and increased shipment volumes for all products and higher prices for oilfield and flat rolled steel and other products.

Selling, general, and administrative expenses were $9.3 million and $17.4 million for the three months and six months ended June 30, 2000, compared to $3.6 million and $7.4 million for the same 1999 periods. The increases were due to the acquisitions of Fintube and Bellville.

Net income in the second quarter of 2000 was $8.8 million, or $0.36 per diluted share, compared to a net loss of $4.8 million, or $0.21 per diluted share, in the three months ended June 30, 1999, and for the six months ended June 30, 2000 was $15.9 million, or $0.65 per diluted share, compared to a net loss of $11.4, or $0.51 per diluted share, in the same 1999 period.

                        FINANCIAL CONDITION AND LIQUIDITY

Lone Star has no direct business operations other than Steel, Fintube, and Bellville or significant sources of cash other than from investments or the sale of securities. Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost-sharing agreement with Steel. Under Steel's new revolving credit agreement, Lone Star's operating costs and Steel's portion of Lone Star's consolidated taxes are the only funds that can be distributed to

Lone Star. Fintube pays Lone Star an annual overhead fee of $1.0 million, which is the maximum amount permitted under Fintube's credit facility. Bellville pays Lone Star an annual overhead fee of $0.2 million.

At June 30, 2000, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities of $33.1 million, compared to $38.8 million at December 31, 1999. Lone Star has no immediate cash requirements as Steel, Fintube, and Bellville reimburse Lone Star for their overhead as described in the preceding paragraph.

Steel and Fintube require capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations, borrowings under Steel's and Fintube's revolving credit facilities and from Lone Star. Bellville requires capital primarily to fund several working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and from Lone Star.

On March 16, 1999, Steel refinanced the $100.0 million revolving credit facility that it had in place at year-end 1998 with a $90.0 million revolving line of credit and a three-year $10.0 million term loan. Under the new revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At June 30, 2000, borrowings totaled $81.4 million including $8.0 million on the term loan with a remaining availability of $16.2 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, together with interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans. In connection with Lone Star's purchase of assets from Fintube Limited Partnership on January 3, 2000, and Bellville Tube Corporation on March 31, 2000 (see Note 2) Steel borrowed $25 million under its present credit facility to repay its $25 million subordinated loan to Lone Star, Lone Star guaranteed $25 million of Steel's credit facility and Lone Star used the loan repayment to fund a portion of the purchase price payable in the Fintube and Bellville Acquisitions.

On January 3, 2000, Lone Star's Fintube subsidiary entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in its acquisition of substantially all of the assets of Fintube Limited Partnership. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At Fintube's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 2.5%. Fintube pays a 0.50% rate on the unused portion of the credit facility. The interest rate on $20.0 million of the term loan is fixed by a rate swap agreement at 7.20% and on the remainder of the term loan is the same as the revolving credit facility. The term loan is repayable in quarterly installments of $1.5 million through December 31, 2002 and $1.75 million thereafter through December 31, 2005.

As of June 30, 2000, borrowings by Fintube totaled approximately $47.7 million, including the term loan, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $7.9 million.

Steel periodically purchases steel slabs under a consignment arrangement for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material. Steel makes the payment as the slabs are used plus interest on unpaid amounts. At the end of the second quarter 2000, $30.2 million was included in the accounts payable.

Lone Star's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Steel, Fintube, and Bellville believe that these environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

Steel and Fintube believe that funds generated by operations and borrowing capacity under their revolving credit facilities will provide the liquidity necessary to fund cash requirements for the remainder of 2000. Bellville believes that funds generated by operations will provide the liquidity necessary to fund cash requirements for the remainder of 2000. Bellville expects to have adequate working capital from the fees it charges Steel for processing inventory.

The matters discussed or incorporated by reference in this report on Form 10-Q that are forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand, the regulatory and trade environment, and other risks indicated in other filings with the Securities and Exchange Commission.

Lone Star completed its identification, assessment and remediation of the year 2000 compliance issue ("Y2K") in December 1999. To date, Lone Star has not experienced any material Y2K failures and to the best of its knowledge neither have any of its significant customers or service providers. However, there can be no assurance that in the future issues related to Y2K will not have a material adverse effect on Lone Star's financial condition or that of its significant customers or service providers.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lone Star and its subsidiaries do not invest in commodities or foreign currencies. Lone Star's investments in cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are held to maturity. Therefore, interest rate risk is not considered to be material.

Although Lone Star's subsidiaries' long-term debt is subject to interest rate risk, any gains or losses from hedging activities on such debt have not been material to date. Foreign sales are made mostly from Lone Star's foreign sales subsidiaries in the local countries and are not typically denominated in that currency. Any gains or losses from currency translation have not been material and Lone Star does not participate in hedging activities.

                          PART II. - OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Shareholders of the registrant was held on May 9, 2000. At that meeting, three proposals were voted on: the election of five directors, the adoption of the Lone Star Technologies, Inc. Employee Stock Purchase Plan, and the adoption of an amendment to the 1985 Long-Term Incentive Plan. Rhys J. Best, Frederick B. Hegi, Jr., M. Joseph McHugh, Alfred M. Micallef and Jerry E. Ryan were elected directors of the registrant and received affirmative votes of 20,741,943; 20,741,824; 20,740,700; 20,741,123; and
20,738,329; respectively; and negative votes of 50,900; 51,019; 52,143; 51,720;
and 54,514; respectively. Charles L. Blackburn, James E. McCormick, and Thomas
M. Mercer were previously elected to serve as directors of Lone Star and continue to serve in this capacity. The Lone Star Technologies, Inc. Employee Stock Purchase Plan was approved by an affirmative vote of 20,635,628 with 125,313 shares voted against and 31,901 shares abstaining. The amendment to the 1985 Long-Term Incentive Plan was approved by an affirmative vote of 20,365,294, with 389,123 shares voted against and 38,425 shares abstaining.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         10.1(d) Amendment to the Amended 1985 Long-Term Incentive Plan adopted on May 9, 2000.*
         10.35 Credit Agreement dated as of January 3, 2000 between Fintube Technologies, Inc. and Bank of America, N.A., as Agent.
         10.36 Employee Stock Purchase Plan adopted on May 9, 2000.*
         10.37 Deferred Compensation Plan adopted by Lone Star's Board of Directors on May 9, 2000.*
         27 Financial Data Schedule *Management contract or compensatory plan or arrangement.
(b) Reports on Form 8-K: A Current Report on Form 8-K dated April 17, 2000 was filed reporting under Item 2 the acquisition of the assets of Bellville Tube Corporation. Amendment No. 1 to this report was filed on June 14, 2000, to include the audited financial statements of Bellville Tube Corporation and unaudited pro forma financial statements of Lone Star reflecting the acquisition of the Bellville assets. Amendment No. 4 to the Current Report on Form 8-K dated January 18, 2000 was filed on June 1, 2000 to amend the pro forma financial statements of Lone Star reflecting the acquisition of the assets of Fintube Limited Partnership.

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

Dated:  August 11, 2000