Form 10-Q
period 2000-09-30
LONE STAR TECHNOLOGIES INC
filed 2000-11-08
CIK 791348

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2000

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
                                      ---    ---
     As of October 30, 2000, the number of shares of Common Stock outstanding at $1.00 par value per share was 23,648,760.

                          LONE STAR TECHNOLOGIES, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                PAGE
Item 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                Consolidated Statements of Income..................................3

                Consolidated Balance Sheets........................................4

                Consolidated Statements of Cash Flows..............................5

                Notes to Consolidated Financial Statements.........................6


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION..................................................10

                Results of Operations.............................................11

                Financial Condition and Liquidity.................................12


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............13



                           PART II - OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................13

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K......................................13

                      LONE STAR TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                         For the                    For the
                                                                       Quarter Ended          Nine Months Ended
                                                                       September 30,            September 30,
                                                                      2000        1999        2000         1999
                                                                   -----------------------------------------------
Net revenues                                                     $     167.5  $     99.5  $    474.9  $     240.4
Cost of goods sold                                                    (144.9)      (92.6)     (412.4)      (236.2)
                                                                   -----------------------------------------------
  Gross profit                                                          22.6         6.9        62.5          4.2
Selling, general and administrative expenses                            (8.5)       (3.9)      (25.9)       (11.3)
                                                                   -----------------------------------------------
  Operating income (loss)                                               14.1         3.0        36.6         (7.1)
Interest income                                                          0.5         0.5         1.4          1.3
Interest expense                                                        (3.7)       (1.4)      (10.6)        (3.3)
Other income (expense)                                                    0.2       (0.1)        0.4         (0.3)
                                                                   -----------------------------------------------
  Income (loss) from continuing operations before income tax            11.1         2.0        27.8         (9.4)
Income tax                                                              (0.7)            -      (1.5)              -
                                                                   -----------------------------------------------
  NET INCOME (LOSS)                                              $      10.4  $      2.0  $     26.3   $     (9.4)
==================================================================================================================

PER COMMON SHARE - BASIC:
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS             $      0.44  $     0.09  $     1.12   $    (0.42)
==================================================================================================================

PER COMMON SHARE - DILUTED:
  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS             $      0.43  $     0.09  $     1.08   $    (0.42)
==================================================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                                 23.6        22.6        23.5         22.5
  Diluted                                                               24.4        22.9        24.3         22.5

See accompanying notes.

                           LONE STAR TECHNOLOGIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                    (UNAUDITED, IN MILLIONS, EXCEPT SHARE DATA)

                                                                                  September 30,    December 31,
                                                                                 ---------------------------------
                                                                                       2000            1999
                                                                                 --------------------------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                    $      20.3            $     22.2
   Short-term investments                                                               1.2                   1.2
   Accounts receivable, net                                                            91.2                  56.1
   Current inventories, net                                                           118.0                  88.9
   Other current assets                                                                 6.7                   3.7
                                                                                  --------------------------------
 TOTAL CURRENT ASSETS                                                                 237.4                 172.1
 Marketable securities                                                                 13.4                  15.4
 Property, plant, and equipment, net                                                  177.6                 149.5
 Goodwill, net                                                                         53.3                     -
 Other noncurrent assets                                                               15.3                  14.1
                                                                                  --------------------------------
TOTAL ASSETS                                                                    $     497.0            $    351.1
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
   Current installments on long-term debt                                       $       8.0            $      2.0
   Accounts payable                                                                    61.9                  57.0
   Accrued liabilities                                                                 35.1                  26.2
                                                                                  --------------------------------
  TOTAL CURRENT LIABILITIES                                                           105.0                  85.2
                                                                                  --------------------------------
  Term loan                                                                            34.0                   7.0
  Revolving credit facility                                                            77.3                  21.0
  Postretirement benefit obligations                                                   20.2                  26.1
  Other noncurrent liabilities                                                         15.3                  15.9
                                                                                  --------------------------------
TOTAL LIABILITIES                                                                     251.8                 155.2
                                                                                  --------------------------------
Commitments and Contingencies (See Note 8)                                                -                     -

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value
     (authorized:  10,000,000 shares, issued:  none)                                      -                     -
  Common stock, $1 par value
     (authorized:  80,000,000 shares, issued:  23,822,101)
      23,061,864, respectively)                                                        23.8                  23.1
  Capital surplus                                                                     221.8                 209.9
  Accumulated other comprehensive loss                                                 (1.6)                 (1.4)
  Accumulated earnings (deficit)                                                        5.3                 (21.0)
  Treasury stock (191,741 and 462,991 common shares, respectively)                     (4.1)                (14.7)
                                                                                  --------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                            245.2                 195.9
                                                                                  --------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     497.0            $    351.1
==================================================================================================================

See accompanying notes.

                    LONE STAR TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED, IN MILLIONS)

                                                                  For the Quarter Ended  For the Nine Months Ended
                                                                     September 30,            September 30,
                                                                      2000        1999         2000         1999
                                                                  -----------------------------------------------
BEGINNING CASH AND CASH EQUIVALENTS                             $     16.5  $     20.7  $      22.2  $      20.9
=================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  10.4         2.0         26.3         (9.4)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING
   ACTIVITIES:
   Depreciation and amortization                                       5.4         4.2         15.9         12.5
   Accounts receivable, net                                            1.0       (14.8)       (19.6)       (20.4)
   Current inventories, net                                            3.2        (5.1)       (18.4)         6.3
   Accounts payable and accrued liabilities                            0.2        19.8          3.8         26.3
   Other                                                              (4.4)       (0.4)        (9.0)        (0.5)
                                                                  -----------------------------------------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            15.8         5.7         (1.0)        14.8

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (7.4)       (1.2)       (15.7)        (4.2)
   Short-term investments                                                -        (0.1)           -          1.9
   Marketable securities                                               2.0        (4.4)         2.0         (6.4)
   Proceeds from sale of property                                      0.8           -          0.8            -
   Cash received (paid) for acquisition of Fintube and Bellville       1.4           -        (80.3)           -
                                                                  -----------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                       (3.2)       (5.7)       (93.2)        (8.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                          -           -            -         10.0
   Initial borrowings under new revolving credit facility                -           -          6.8         34.0
   Net borrowings (payments) under revolving credit facility          (7.7)       (3.2)        49.5        (10.2)
   Net payments under old revolving credit facility                      -           -            -        (44.0)
   Issuance of term note                                                 -           -         39.0            -
   Term note repayment                                                (2.0)       (0.5)        (6.0)        (0.5)
   Issuance of common stock                                            0.9           -          3.0          0.7
                                                                  -----------------------------------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (8.8)       (3.7)        92.3        (10.0)
                                                                  -----------------------------------------------
           Net increase (decrease) in cash and cash equivalents        3.8        (3.7)        (1.9)        (3.9)
                                                                  -----------------------------------------------
          ENDING CASH AND CASH EQUIVALENTS                      $     20.3 $      17.0  $      20.3  $      17.0
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
   ISSUANCE OF COMMON STOCK FOR ACQUISITION                     $        -           -         20.0            -


See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1
In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and the cash flows and the results of operations for the three months and nine months ended September 30, 2000 and 1999. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 1999. Lone Star Technologies, Inc. ("Lone Star") acquired the assets of Fintube Limited Partnership ("FLP") and Bellville Tube Corporation ("Bellville"), respectively. The accompanying consolidated financial statements include the operations of Fintube Technologies, Inc. ("Fintube") for the three-months and nine-months ended September 30, 2000 and the operations of Bellville for the three-months and six months ended September 30, 2000. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star's Annual Report on Form 10-K as amended for the year ended December 31, 1999.

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

The Fintube Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Fintube Acquisition. The excess purchase price over the fair values of the tangible net assets acquired was approximately $49.4 million, has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if an adjustment is required.

The net purchase price was allocated as follows (in thousands):

         Current Assets................              $26,573
         Net property & equipment......               17,963
         Other Assets..................                  675
         Goodwill & other intangibles..               49,449
         Liabilities Assumed...........                9,799

                  Net purchase price...              $84,861

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

The Bellville Acquisition by Lone Star has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Bellville Acquisition. The excess purchase price over the fair values of the tangible net assets acquired was approximately $7.2 million, has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if an adjustment is required.

The net purchase price was allocated as follows (in thousands):

         Net property & equipment......              $  7,625
         Goodwill & other intangibles..                 7,227
         Liabilities assumed...........                   301

                  Net purchase price...              $14,551

The allocation of the purchase price is preliminary and subject to adjustment pending the outcome of an assessment of the intangible assets acquired and the terms of the working capital purchase price adjustment.

The unaudited pro forma results below assume the acquisitions occurred at the beginning of the periods presented (in millions, except per share amounts):

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                                 2000             1999             2000          1999
                                             --------------------------        -----------------------
Net sales                                  $    167.5       $    114.0       $    475.1    $    302.5
Net income (loss)                                10.4              7.3             26.8           0.4
Basic income (loss) per share                    0.44             0.32             1.14          0.02
Diluted Income (loss) per share                  0.43             0.32             1.10          0.02

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

NOTE 3 - BUSINESS SEGMENTS DATA

                                                 For the Quarter Ended            For the Nine Months Ended
                                                      September 30,                      September 30,
                                                2000                1999              2000           1999
                                              -----------------------------     -----------------------------
OILFIELD PRODUCTS                                       (IN MILLIONS)                  (IN MILLIONS)
Net revenues                                $      94.9         $     51.3           $    257.8   $    118.5
Operating earnings (loss)                           9.3                  -                 20.0         (8.6)
Identifiable assets                               219.0              152.2                219.0        152.2
Capital expenditures                                2.3                0.7                  6.6          1.8
Depreciation and amortization                       2.8                2.3                  7.9          6.6

SPECIALTY TUBING
Net revenues                                $      54.6         $     32.0           $    167.9   $     88.4
Operating earnings                                  5.3                5.0                 16.9          7.6
Identifiable assets                               219.1              130.3                219.1        130.3
Capital expenditures                                4.6                0.5                  8.3          2.4
Depreciation and amortization                       2.4                1.5                  7.4          5.1

FLAT ROLLED STEEL AND OTHER PRODUCTS
Net revenues                                $      18.0         $     16.2           $     49.2   $     33.5
Operating earnings (loss)                          (0.5)              (1.2)                (0.3)        (4.0)
Identifiable assets                                20.6               21.9                 20.6         21.9
Capital expenditures                                0.5                  -                  0.8            -
Depreciation and amortization                       0.2                0.4                  0.6          0.8

CORPORATE AND OTHER NON-SEGMENTS
Operating earnings (loss)                   $         -         $     (0.8)          $        -   $     (2.1)
Identifiable assets                                38.3               38.2                 38.3         38.2

CONSOLIDATED TOTALS
Net revenues                                $     167.5         $     99.5           $    474.9   $    240.4
Operating earnings (loss)                          14.1                3.0                 36.6         (7.1)
Identifiable assets                               497.0              342.6                497.0        342.6
Capital expenditures                                7.4                1.2                 15.7          4.2
Depreciation and amortization                       5.4                4.2                 15.9         12.5


NOTE 4 - DEBT
On March 16, 1999, Steel refinanced the $100.0 million revolving credit facility that it had in place at year-end 1998 with a $90.0 million revolving line of credit and a three-year $10.0 million term loan. Under the new revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At September 30, 2000, borrowings totaled $76.9 million including $7.5 million on the term loan with a remaining availability of $20.2 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, together with interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans. In connection with the Fintube Acquisition on January 3, 2000, and the Bellville Acquisition effective April 1, 2000 (see Note 2), Steel borrowed $25 million under its present credit facility to repay its $25 million subordinated loan to Lone Star, Lone Star guaranteed $25 million of Steel's credit facility and Lone Star used the loan repayment to fund a portion of the purchase price payable in the Fintube Acquisition and the Bellville Acquisition.

On October 25, 2000, the revolving credit agreement was amended to increase Steel's borrowing base up to $120.0 million based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.

On January 3, 2000, Lone Star's new subsidiary, Fintube, entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube Acquisition. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At Fintube's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 2.5%. Fintube pays a 0.50% rate on the unused portion of the credit facility. The interest rate on $17.8 million of the term loan is fixed by a rate swap agreement at 7.20% and on the remainder of the term loan is the same as the revolving credit facility. The term loan is repayable in quarterly installments of $1.5 million through December 31, 2002 and of $1.75 million thereafter through December 31, 2005. As of September 30, 2000, borrowings by Fintube totaled approximately $42.4 million, including the term loan, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $10.8 million.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended September 30, 2000 and 1999, respectively, were 23.6 million and 22.5 million, and nine months ended September 30, 2000 and 1999, were 23.5 million and 22.5 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute diluted earnings per share for the three months and the nine months ended September 30, 2000, respectively, were 24.4 million and 24.3 million - dilutive securities respectively equivalent to 0.8 million and 0.8 million shares of common stock were outstanding during the three months and the nine months ended September 30, 2000. Dilutive securities were not included in the computation of diluted earnings per share for September 30, 1999. Lone Star had losses in that period and the effect of including the dilutive securities would have been anti-dilutive to earnings per share.

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

NOTE 7 - INVENTORIES

At September 30, 2000, inventories totaled $154.4 million before LIFO and other reserves and were composed of: finished goods, $28.7 million; work in process, $60.8 million; and raw materials and supplies, $64.9 million. Net of LIFO and other reserves of $30.2 million, inventories were $124.2 million, of which $6.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

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

NOTE 9 - INCOME TAXES

Lone Star had federal tax net operating loss carryforwards of approximately $261.6 million at December 31, 1999, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. Provisions for alternative minimum taxes of $0.7 million and $1.5 million, respectively, were recognized for the three months and the nine months ended September 30, 2000. Because of the net losses for the nine months ended September 30, 1999, no provision for taxes was recognized for that period. If not utilized, the net operating loss carryforwards will expire between years 2003 and 2014.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the periods ended September 30, 2000 and September 30, 1999 was:

                                                             (In millions)
                                               For the Quarter Ended    For the Nine Months Ended
                                                  September 30,                 September 30,
                                                2000          1999            2000         1999
                                          ---------------------------  ----------------------------
    Net income (loss)....................   $   10.4      $   2.0         $   26.3     $ (9.4)
    Employee benefit plan stock grant....          -            -                -          -
                                              ---------     ---------       ---------    ----------
    Comprehensive income (loss)..........   $   10.4      $   2.0         $   26.3     $ (9.4)


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

In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets for liabilities measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement 138 amends Statement 133 to clarify the appropriate accounting for certain hedging transactions. The Statements are effective for the year beginning January 1, 2001, with earlier adoption encouraged. The Company is currently evaluating the impact of this pronouncement and because of our minimal use of derivatives, we do not anticipate the adoption of the new Statements will have a significant effect on our earnings.

The Company will adopt EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling as revenue and should classify in the income statement costs incurred for shipping and handling as an expense. One of Lone Star's subsidiaries, Steel, has reported shipping charges billed to customers as revenue, net of the actual costs incurred. Prospectively Steel will report the actual costs incurred to ship its products, as a component of cost of sales, consistent with Lone Star's other subsidiaries. This change will have no effect on the Company's gross profit margins. The effects of EITF 00-10 on the Company's reported revenues and cost of sales were not material as of September 30, 2000. Prospectively, prior period amounts will be reclassified to conform with the new presentation.

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

                              RESULTS OF OPERATIONS

Revenues of $167.5 million for the three months ended September 30, 2000 increased 68% from the third quarter of 1999. Revenues comprised $94.9 million from oilfield products, $54.6 million from specialty tubing products, and $18.0 million from flat rolled steel and other products, representing increases of 85%, 71%, and 11%, respectively.

Revenues for the first nine months of 2000 were $474.9 million, a 98% increase from the same 1999 period. Oilfield, specialty tubing, and flat rolled steel and other tubular products revenues increased 118%, 90%, and 47% respectively.

Third quarter 2000 shipments increased to 221,500 tons or by 25% when compared to the same period in 1999 and were comprised of 131,300 tons of oilfield products, 43,600 tons of specialty tubing products and 46,600 tons of flat rolled steel and other products. Oilfield products and specialty tubing products shipments increased by 39% and 36%, respectively. Flat Rolled steel and other product shipments decreased by 8%.

Consolidated revenues reported in the statements of income are as follows:

                                                   ($ in millions)                     ($ in millions)
                                                FOR THE QUARTER ENDED              FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER                           SEPTEMBER
                                            2000      %      1999       %        2000       %      1999      %
                                            ----      -      ----       -        ----       -      ----      -
Oilfield products                           94.9     57      51.3      52       257.8      54     118.5     49
Specialty tubing products                   54.6     32      32.0      32       167.9      35      88.4     37
Flat rolled steel and other products        18.0     11      16.2      16        49.2      11      33.5     14
                                         --------  -----   -------   -----     -------   -----  --------  -----
Total net revenues                         167.5    100      99.5     100       474.9     100     240.4    100
                                         ========  =====   =======   =====     =======   =====  ========  =====

Shipments of products by segment are as follows:

                                                    (in tons)                                (in tons)
                                               FOR THE QUARTER ENDED                 FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER                                SEPTEMBER
                                           2000     %         1999     %          2000      %        1999      %
                                           ----     -         ----     -          ----      -        ----      -
Oilfield products                       131,300    59       94,700    53       371,000     58     223,900     54
Specialty tubing products                43,600    20       32,100    18       139,700     22      84,800     20
Flat rolled steel and other products     46,600    21       50,500    29       130,100     20     107,600     26
                                     ----------- -----   ---------- -----     ---------  -----  ----------  -----
Total shipments                         221,500   100      177,300   100       640,800    100     416,300    100
                                     =========== =====   ========== =====     =========  =====  ==========  =====

Increased revenues for the third quarter of 2000 were due to higher prices in all business segments. Oilfield revenues advanced on additional shipment volumes and higher prices as the average number of active rigs increased 54% to 982 at the end of the third quarter from the same period in 1999. Revenues from specialty tubing and flat rolled steel and other products were higher reflecting the addition of Fintube sales to these business segments.

The gross profit for the three months and nine months ended September 30, 2000 was $22.6 million and $62.5 million, respectively, compared to $6.9 million and $4.2 million, respectively, for the same 1999 period. The operating income for the three months and nine months ended September 30, 2000 was $14.1 and $36.6 million, respectively, compared to $3.0 million operating income and $7.1 million operating loss for the three months and nine months ended September 30, 1999, respectively. The gross profit and operating income benefited from Fintube's and Bellville's higher margin contributions, higher prices for all products and increased shipment volumes for oilfield and flat rolled steel and other products.

The Company will adopt EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling as revenue and should classify in the income statement costs incurred for shipping and handling as an expense. One of Lone Star's subsidiaries, Steel, has reported shipping charges billed to customers as revenue, net of the actual costs incurred. Prospectively Steel will report the actual costs incurred to ship its products, as a component of cost of sales, consistent with Lone Star's other subsidiaries. This change will have no effect on the Company's gross profit margins. The effects of EITF 00-10 on the Company's reported revenues and cost of sales were not material as of September 30, 2000. Prospectively, prior period amounts will be reclassified to conform with the new presentation.

Selling, general, and administrative expenses were $8.5 million and $25.9 million for the three months and nine months ended September 30, 2000, compared to $3.9 million and $11.3 million for the same 1999 periods. The increases were due to the acquisitions of Fintube and Bellville.

Net income in the third quarter of 2000 was $10.4 million, or $0.43 per diluted share, compared to $2.0 million, or $0.09 per diluted share, which included $1.8 million, or $0.08 per diluted share, from the settlement of lawsuits against graphite electrode manufacturers, in the three months ended September 30, 1999, and for the nine months ended September 30, 2000 was $26.3 million, or $1.08 per diluted share, compared to a net loss of $9.4, or $0.42 per diluted share, in the same 1999 period.

                        FINANCIAL CONDITION AND LIQUIDITY

Lone Star has no direct business operations other than Steel, Fintube, and Bellville or significant sources of cash other than from investments or the sale of securities. Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost-sharing agreement with Steel. Under Steel's new revolving credit agreement, Lone Star's operating costs and Steel's portion of Lone Star's consolidated taxes are the only funds that can be distributed to Lone Star. Fintube pays Lone Star an annual overhead fee of $1.0 million, which is the maximum amount permitted under Fintube's credit facility. Bellville's payments to Lone Star are not restricted and Bellville pays Lone Star an annual overhead fee of $0.2 million.

At September 30, 2000, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities of $34.9 million, compared to $38.8 million at December 31, 1999. Lone Star has no immediate cash requirements as Steel, Fintube, and Bellville reimburse Lone Star for their overhead as described in the preceding paragraph.

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

On March 16, 1999, Steel refinanced the $100.0 million revolving credit facility that it had in place at year-end 1998 with a $90.0 million revolving line of credit and a three-year $10.0 million term loan. Under the new revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At September 30, 2000, borrowings totaled $76.9 million including 7.5 million on the term loan with a remaining availability of $20.2 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, together with interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans. In connection with Lone Star's purchase of assets from Fintube Limited Partnership on January 3, 2000, and Bellville Tube Corporation on March 31, 2000 (see Note 2) Steel borrowed $25 million under its present credit facility to repay its $25 million subordinated loan to Lone Star, Lone Star guaranteed $25 million of Steel's credit facility and Lone Star used the loan repayment to fund a portion of the purchase price payable in the Fintube and Bellville Acquisitions.

On October 25, 2000, the revolving credit agreement was amended to increase Steel's borrowing base up to $120.0 million based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.

On January 3, 2000, Lone Star's Fintube subsidiary entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in its acquisition of substantially all of the assets of Fintube Limited Partnership. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At Fintube's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 2.5%. Fintube pays a 0.50% rate on the unused portion of the credit facility. The interest rate on $17.8 million of the term loan is fixed by a rate swap agreement at 7.20% and on the remainder of the term loan is the same as the revolving credit facility. The term loan is repayable in quarterly installments of $1.5 million through December 31, 2002 and $1.75 million thereafter through December 31, 2005.

As of September 30, 2000, borrowings by Fintube totaled approximately $42.4 million, including the term loan, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $10.8 million.

Steel periodically purchases steel slabs under consignment arrangements for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material. Steel makes the payment as the slabs are used plus interest on unpaid amounts. At the end of the third quarter 2000, $19.8 million was included in the accounts payable.

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

Although Lone Star's subsidiaries' long-term debt is subject to interest rate risk, any gains or losses from hedging activities on such debt have not been material to date. Foreign sales are made mostly from Lone Star's foreign sales subsidiaries in the local countries and are not typically denominated in that currency. Any gains or losses from currency translation have not been material and Lone Star does not participate in hedging foreign currency exposure.

                          PART II. - OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.38 Amendment agreement dated September 29, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT
         Group/Business Credit, Inc. 27 Financial Data Schedule

(b) Reports on Form 8-K: A Current Report on Form 8-K dated July 11, 2000 was filed reporting the filing of a registration statement under the Securities Act of 1933. A Current Report on Form 8-K dated July 18,

         2000 was filed reporting Lone Star's results of operations for the second quarter of 2000. A Current Report on Form 8-K dated July 28, 2000 was filed reporting expansion of manufacturing capacity of Fintube Technologies. A Current Report on Form 8-K dated August 4, 2000 was filed reporting Lone Star's cancellation of its common stock offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LONE STAR TECHNOLOGIES, INC.
                                                      By: /s/ Charles J. Keszler
                                      ------------------------------------------
                                                            (Charles J. Keszler)
                                                        Vice President - Finance

Dated:  November 8, 2000