Form 10-K405
period 2000-12-31
LONE STAR TECHNOLOGIES INC
filed 2001-03-30
CIK 791348

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 2001, the number of shares of common stock outstanding was 23,659,260. The aggregate market value of common stock (based upon the closing price on the New York Stock Exchange on that date) held by nonaffiliates of the registrant was approximately $889.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM 1.   BUSINESS.........................................................    3

ITEM 2.   PROPERTIES.......................................................   11

ITEM 3.   LEGAL PROCEEDINGS................................................   11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS..................   12


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS......................................   12

ITEM 6.   SELECTED FINANCIAL DATA..........................................   13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.................   14

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......   19

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS
          AND SUPPLEMENTARY DATA...........................................   20

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................   43


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT................................................   43

ITEM 11.  EXECUTIVE COMPENSATION...........................................   43

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT...................................................   43

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   43


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K..........................................   44

ITEM 15.  SIGNATURES.......................................................   48


                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

We are the leading domestic manufacturer of premium welded "oil country tubular goods," which are steel tubular products used in the completion and production of oil and natural gas wells. We are a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, we are a leading manufacturer of specialty tubing products used in power technology, automotive, construction, agricultural and industrial applications. In January 2000, we acquired the assets of Fintube Limited Partnership, the largest specialty tubing manufacturer of heat recovery finned tubulars, which are used in various power technology markets, including in the construction of gas-fired, combined-cycle electrical power generation plants. We also completed an acquisition of the assets of Bellville Tube Corporation, a manufacturer of casing, tubing and line pipe for the oil and gas industry, on April 1, 2000. We began producing and marketing oil country tubular goods and other tubular products over 45 years ago.

Our Strategy

Our goal is to be the leading provider of both oilfield tubular products and specialty tubing products and to increase our market presence in order to benefit from favorable market conditions. The key elements of our strategy to achieve commercial leadership and operational excellence are:

o Achieving increased production, greater productivity and penetration into new markets through capital investment and commercial alliances expansion. We constantly seek to improve our production efficiency by upgrading our manufacturing technologies. By becoming more efficient, we will be able to continue offering our products at attractive prices to an increasing number of customers. Through our exclusive commercial alliances with several mills, we have been able to outsource production of specific types of oil country tubular goods and line pipe, enabling us to concentrate our capital expenditures and manufacturing expertise on our premium products. Expanding these alliances will enable us both to offer a wider variety of tubular products to our customers and to increase our production of premium products. We also have increased our production capacity for finned tubulars utilizing our proprietary technology for high-speed finned tubing welding machines and have plans for further expansion in North America.

o Continuing to develop and market new product applications and technologies. We have historically been successful in pioneering new production capabilities to expand the market acceptance of our oil country tubular goods, line pipe and specialty tubing products. For example, we pioneered the electric resistance welded, full-body normalized process, which, together with our extensive heat-treating capabilities, enables us to manufacture and sell our oil country tubular goods and line pipe for deep wells and other critical applications. We will continue to invest in new technologies and develop new products for the markets we serve.

o Growing through strategic acquisitions. Our recent acquisitions of Fintube and Bellville enable us to increase our production capacity and expand the selection of products we offer and the markets we serve at a cost significantly less than that required to develop these operations on our own. We will continue to pursue strategic acquisitions that we believe to be beneficial to our business.

Industry Background

Oilfield Products. Oil country tubular goods, or OCTG, include casing and tubing, which we manufacture, as well as drill pipe. Casing acts as a structural retainer wall in oil and natural gas wellbores to provide support and prevent caving during drilling operations and is used to protect water-bearing formations during the drilling of a well. Casing is generally not removed after it has been installed in a well. Tubing, which is used to transmit oil and natural gas to the surface, may be replaced during the life of a producing well.

Demand for oil country tubular goods depends primarily on the number of oil and natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells. The level of these activities depends primarily on natural gas and oil prices and industry expectations of future prices. A key indicator of domestic demand is the average number of drilling rigs operating in the United States. According to the Baker Hughes rig count, the most commonly cited indicator of the level of domestic drilling activity, the average United States rig count was 918 in 2000 compared to 625 in 1999. Drilling continued to increase throughout 2000 with a heavy emphasis on natural gas production activities. At year-end, 1,114 rigs were working, of which 80% were drilling for natural gas.

The oil country tubular goods market is also affected by the level of inventories maintained by manufacturers, distributors and end users. During downturns in drilling activity, customers typically utilize the inventory of these products rather than purchase new products, causing demand for new production to further decrease. Conversely, in periods of increased drilling activity, increases in oil country tubular goods inventory levels by distributors and end users typically occur, accelerating demand for new production.

The amount of imported oilfield products also affects the oil country tubular goods market. Imported oil country tubular goods accounted for approximately 30% of the apparent supply available to the domestic oil country tubular goods market during 2000, 17% during 1999 and 24% during 1998. Imported oil country tubular goods increased during 2000 as domestic drilling activity accelerated while international drilling activity increased at a much lower rate. The amount of imported oil country tubular goods was lower in 1999 than in 1998 due to the dramatic decline in distributor stock purchases during 1999 as inventories were liquidated and demand for new products reduced as drilling activity declined. The level of imported oil country tubular goods increased during 1998 due to dislocations of inventories from foreign competitors. Dislocations occur when, as global drilling activity declines, traditional non-United States markets are encroached upon by foreign manufacturers, particularly those subject to United States trade tariffs. A lower level of imported oil country tubular goods in 1997 resulted from the imposition of protective tariffs on several foreign countries in 1995. These trade tariffs, which were intended to promote an equitable trade environment, remained in effect as of December 31, 2000, except those that were revoked with respect to Canada and Taiwan in June 2000.

Manufacturers produce oil country tubular goods in numerous sizes, weights, grades and thread profiles. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance characteristics. Oil country tubular goods are generally classified by "carbon" and "alloy" grades. Carbon grades of oil country tubular goods have yield strengths of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of oil country tubular goods, often referred to as premium goods, have yield strengths of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet or for high temperature wells, highly corrosive wells or other critical applications.

Carbon and alloy grades of oil country tubular goods are available from both electric resistance welded and seamless tube producers. Electric resistance welded tubes are produced by processing flat rolled steel into strips which are cold-formed, welded, full-body normalized or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into tubes and then end finishing those tubes into oil country tubular goods in a manner similar to electric resistance welded pipe.

Based on published industry statistics, electric resistance welded products now account for approximately half of the tonnage of domestic casing and tubing consumed. Electric resistance welded, full-body normalized casing and tubing and seamless casing and tubing compete for critical applications such as deep natural gas wells and offshore wells. Customers purchasing products for these applications require high-performance oil country tubular goods that can sustain enormous pressure as measured by burst, collapse and yield strength. Operators drilling shallow wells generally purchase oil country tubular goods based primarily on price and availability, as wells of this nature require less stringent performance characteristics.

Line pipe products are used for surface production flow lines and gathering and transmission of oil, natural gas and fluids. Line pipe is primarily produced in welded form. Line pipe markets are dependent not only on the factors which influence the oil country tubular goods market, but also on pipeline construction activity, line pipe replacement requirements, new residential construction and utility purchasing programs. Line pipe sales often lag oil country tubular goods sales by twelve or more months.

Specialty Tubing Products. The specialty tubing business includes the manufacture, marketing and sale of a broad variety of steel tubing products, including premium and custom-made products. Applications for specialty tubular products include power technology markets for heat recovery applications and automotive, fluid power and other markets for various mechanical applications.

Demand for finned tubular products depends on, among other factors, combined-cycle electrical power plant construction and the cost of alternative fuels for power generation and, to a lesser extent, on industrial processing plant and petrochemical plant construction. The demand for precision mechanical tubulars and other specialty tubing used for automotive, fluid power and other mechanical applications is cyclical and dependent on the general economy, the automotive and construction industries and other factors affecting domestic goods activity.

Demand for precision mechanical tubulars within the traditional markets was up in 2000 as a result of economic recoveries in certain foreign markets and a strong domestic economy during the first half of 2000.

Flat Rolled Steel and Other Products. We have a rolling mill which has the capacity to produce 1.4 million tons of flat rolled steel per year. Participation in flat rolled steel markets allows us to maintain critical flexibility in procurement of lower cost steel. Flat rolled steel, produced primarily for the manufacture of oilfield and specialty tubing products, is also sold to fabricators of various construction and industrial products. Other products consist of tubular goods that serve a variety of uses, such as structural piling applications in the construction industry. The market for flat rolled steel is affected by a number of factors, including price, capacity utilization and material costs. Flat rolled steel is sold in highly competitive markets and price, quality and availability are the main determinants of customer purchasing decisions.

Our Oilfield Products

Products. We manufacture and market premium oil country tubular goods. Our oil country tubular goods include casing and production tubing but not drill pipe. We also manufacture and market line pipe.

Oil Country Tubular Goods

We manufacture premium alloy and carbon welded oil country tubular goods, including casing, which acts as a structural retainer wall in oil and natural gas wellbores, and production tubing, which transmits hydrocarbons to the surface. We offer casing and tubing products with the widest variety of diameters, grades and wall thicknesses in the United States. This variety provides us with a distinct competitive advantage as a single source supplier of a complete range of oilfield casing and production tubing. As a result of our broad product range and unique heat-treating capabilities, we are able to service nearly all typical drilling applications for oil and natural gas wells.

Casing, which historically represents about 75% of the oil country tubular goods tonnage sold by us, is the structural retainer wall in oil and natural gas wellbores. It also serves to prevent pollution of nearby water reservoirs and contamination of a well's production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and natural gas to the surface. We offer the widest grades and ranges of outside diameters in casing (3 1/2" to 20") and tubing (1.9" to 3 1/2") produced in the United States, including products that have been successfully used in wells with depths of over 30,000 feet.

Our premium product line includes tubulars manufactured with the electric resistance welded, full-body normalized process and other thermal techniques that we pioneered. Because this process gives our tubes better performance characteristics than typical seam-annealed casing and tubing, we are able to serve both primary markets for oil country tubular goods: deep critical wells and shallow wells. Our premium products successfully compete both with seamless oil country tubular goods for critical applications and with conventional seam-annealed tubular products manufactured for shallow wells. We also offer seamless and seam-annealed products through marketing arrangements with other producers.

Critical applications, such as deep natural gas wells and offshore wells, require high-performance casing and tubing that can withstand enormous pressure as measured by burst strength, collapse strength and yield strength. Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. In our electric resistance welded, full-body normalized manufacturing process, which meets and exceeds American Petroleum Institute standards, we heat treat the entire tube and not just the weld area. This process strengthens the entire tube and makes our premium casing, tubing and line pipe interchangeable with seamless tubulars for nearly all critical applications. Typically, greater than 40% to 50% of our annual oil country tubular goods tonnage consists of premium, high-strength tubular products. Because of higher levels of deeper drilling, particularly for natural gas, 57% of our oil country tubular goods revenues during 2000 were from high-strength alloy grade products.

Operators drilling shallow wells generally purchase oil country tubular goods based primarily on price and availability, as wells of this nature require less stringent performance characteristics. We compete in this market, which is served primarily by producers of seam-annealed oil country tubular goods, with our Wildcat(TM) brand of oil country tubular goods and products produced through our exclusive alliance mills.

Line Pipe

We offer the widest size and chemistry range of line pipe used to gather and transmit oil and natural gas in the United States with outside diameters from 2 3/8" to 60". Historically, approximately 20% of our oilfield product revenues are from line pipe sales.

Sales and Distribution. Our domestic oil country tubular goods sales distribution network consists of 13 non-exclusive distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. We also sell line pipe through distributors and directly to end users. Internationally, oil country tubular goods are sold through distributors and trading companies as well as directly to end users. Approximately 2% of the tonnage of oil country tubular goods and 1% of the tonnage of line pipe that we shipped in 2000 were to destinations outside the United States. Our two largest customers, both distributors of our oilfield products in 2000, accounted for approximately 15% each, of the total oil country tubular good tons we shipped. About 79% of the oil and natural gas wells drilled in the United States in 2000 were located in Texas, Oklahoma, Kansas, Louisiana, New Mexico and the federal waters of the Gulf of Mexico, all located within 750 miles of our mill in Lone Star, Texas. The majority of our oilfield products were sold for use in these states, as well as the Gulf of Mexico which is less than 250 miles from our mill.

Alliance Mills. In addition to production from our mill, we have marketing agreements to sell other steel oilfield tubular products manufactured by several companies. Through commercial alliances with several mills, we have expanded our oilfield product offering. These arrangements enable us to outsource production of specific products, allowing us to offer a wider variety of casing, tubing and line pipe without a permanent capital investment. These alliances allow us to concentrate our capital expenditures and manufacturing expertise on our premium products, while offering our customers a complete size range of casing, tubing and line pipe. These transactions are performed on a commission basis and through purchase and resale of the products. Our alliance arrangements accounted for approximately 25% of our revenues from oilfield products during 2000. We also have commitments to buy tubular products from some of our alliance mills.

Competition. Oil country tubular goods and line pipe are sold in highly competitive markets. Once users of oil country tubular goods determine which performance characteristics are relevant, they base their purchasing decisions on four factors: quality, availability, service and price. We believe that we are competitive in all of these areas. We successfully compete with both seamless oil country tubular goods and seam-annealed electric resistance welded products, as described above under "Business-Industry Background - Oilfield Products". Our electric resistance welded, full-body normalized casing and tubing products compete with seamless oil country tubular goods, and we offer products with the widest variety of diameters, grades and wall thicknesses in the United States. Several domestic manufacturers produce limited lines of oil country tubular goods, and a number of foreign manufacturers produce oil country tubular goods for export to the United States.

From 1986 through June 2000, the level of imports of oil country tubular goods from Canada and Taiwan was greatly reduced by the existence of antidumping duty orders covering imports from these countries. In addition, since 1995, the level of imports of oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico has been greatly reduced by the existence of antidumping duty orders covering imports from these countries and a countervailing duty order covering imports from Italy. The orders also have had a beneficial impact on prices for oil country tubular goods in the domestic market. Affected parties can request administrative reviews of imposed duties and tariffs.

In February 2000, in response to a petition filed by domestic welded line pipe producers and their workers, including us, the United States government granted relief to the line pipe industry under Section 201 of the Trade Act of 1974. The relief, effective March 1, 2000, restricts imports of welded line pipe not exceeding 16 inches in outside diameter to a maximum of 9,000 tons from any country other than Canada and Mexico for three years. Imports in excess of that amount are subject to significant tariffs.

Antidumping and countervailing duty orders may be revoked as a result of periodic "sunset reviews." An individual exporter also may obtain revocation as to itself under certain circumstances. In June 2000, the United States government completed sunset reviews of the orders covering Canada and Taiwan, revoking both orders. The

United States government has begun conducting sunset reviews of the orders covering Argentina, Italy, Japan, Korea and Mexico. These reviews are expected to be completed by August 2001. The relief recently granted to the domestic line pipe industry under Section 201 is also subject to appeal and review.

Our Specialty Tubing Products

Products. Our specialty tubing business includes the manufacture, marketing and sale of a variety of tubular products. Our specialty tubular products are generally high value-added premium or custom products often involved in exacting applications. Our specialty tubing products include finned tubulars used in power technology applications and in industrial processing and petrochemical plants.

Finned Tubular Products

We manufacture custom-engineered specialty finned tubular products used in a variety of heat recovery applications, primarily for heat recovery steam generation in gas-fired, combined-cycle electrical power generating plants. We have the major portion of domestic manufacturing capacity for finned tubes. Finned tubes are steel tubes with various types of fins or studs welded to the outside to increase the amount of surface area for maximized recovery of heat. Finned tubes raise the efficiency of electric plants by more than 30% by converting exhaust heat into steam to generate additional electricity. The Energy Information Administration expects the amount of new combined-cycle generating capacity additions to increase by 540% between 2001 and 2005, and for these additions to represent 55% of the projected 110 gigawatts of all new power generating capacity additions during that period. Accordingly, we expect the heat recovery steam generation market to grow rapidly over the next several years if, as expected, the construction of combined-cycle power generation plants accelerates. Our heat recovery products also serve the petrochemical and food processing industries.

Precision Mechanical Tubulars

We have one of the largest production capacities in the world for precision mechanical tubular products using the Drawn Over Mandrel manufacturing process. The use of the Drawn Over Mandrel manufacturing process enables us to achieve higher critical tolerances and dimensional control than other processes. Our precision mechanical tubular product line includes a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties. Our precision mechanical tubular products have the widest size range from 1/2" to 15" in outside diameter in the world and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties and surface finishes. Product uses include the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods and liner hangers. As a result of the wide range of industrial applications for precision mechanical tubular products, sales traditionally follow general domestic economic conditions.

The Drawn Over Mandrel process uses a drawbench to pull tubing through a die and over a mandrel to shape and smooth surfaces and impart precise dimensional tolerances to tubes. Our production facilities include seven drawbenches. Our 1,000,000 pound drawbench, the largest in the Western Hemisphere, combined with our 800,000 pound drawbench enable us to access broader markets through the manufacture of larger diameter, thicker wall products. Order quantities for our precision mechanical tubular products are typically less than 20,000 pounds, and are made to exact customer specifications.

Other Specialty Tubing Products

We also produce as-welded specialty tubing. We have developed new thick wall products using enhanced hot reduction technology for applications such as heavy axles for trailers and trucks, including sport utility vehicles, that were typically made out of seamless tubes. This product is also used for other industrial applications.

In connection with our production of finned tubes, we design and manufacture other products relating to large-scale applied heat recovery technology, such as boiler tubing and economizers. Economizers are bundles of finned tubes arranged to maximize the amount of heat captured from boiler exhaust gases. Economizers are normally used on large boilers for office buildings, hospitals, universities, prisons, breweries and food processing plants. We also manufacture and sell X-ID tubing, which has specific patterns on the interior surface of the tube for enhanced heat transfer.

Sales and Distribution. Domestically, we market and sell our precision mechanical tubulars through 19 non-exclusive steel service centers and directly to end users. Our precision mechanical tubulars have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. Internationally, the majority of our precision mechanical tubulars is currently sold directly to end users and exports accounted for approximately 20% in 2000, and 17% in 1999 of the shipment tonnage of our precision mechanical tubulars. We market our finned tubes and other heat recovery products through a small domestic sales force, an international sales manager based in Quebec and independent distributors. Exports of finned tubulars and other heat recovery tubes accounted for approximately 21% of the revenues from those products in 2000.

Competition. The market for specialty tubing is competitive and is served by several manufacturers. During 1996, we completed a capital expenditure program to expand our production capacity for precision mechanical tubulars, which is one of the largest in the world using the Drawn Over Mandrel manufacturing process.

Since these products are made to end user specifications and often require just-in-time delivery, only small quantities are imported into the United States. In contrast to the oil country tubular goods market, seamless and electric resistance welded specialty tubing products differ in their applications. Electric resistance welded tubing, such as precision mechanical tubulars, is preferred for many mechanical tubing applications because its consistent wall thickness requires less machining in the finishing process. In contrast, seamless tubes are used primarily in heavy gauge applications such as boiler and pressure tubing.

Based on generally available market data, we estimate that we have a major portion of the domestic manufacturing capacity for finned tubes used for heat recovery steam generation. We have one significant domestic competitor and a number of smaller foreign competitors.

Our Flat Rolled Steel and Other Products and Services

Products and Services. We also manufacture and market flat rolled steel and other miscellaneous products that are secondary to our manufacture of oilfield and specialty tubing products. Flat rolled steel is primarily used by us in the manufacture of tubular products. We also sell flat rolled steel to fabricators of large diameter transmission pipe, storage tanks, rail cars and a variety of other construction and industrial products. Our participation in the flat rolled steel commodity market provides us flexibility in sourcing lower cost steel for our tubular products and to some extent involves our excess capacity for flat rolled steel as related to the manufacture of our oilfield and specialty tubing products.

We also market other products such as tubulars for use in structural and piling applications in the construction industry, and we provide transportation, storage and other services.

We also have a stand-alone steel coil slitting business and a new steel rod to thin steel strip manufacturing process. This business includes a steel coil storage and processing business, where we provide profitable, toll slitting services for major steel customers and also provide steel storage and custom cutting. The steel coil division ships its processed steel on a just-in-time basis for outside customers and to our finned tubing manufacturing operations. We own the rights to our patented cold-rolling process for flattening steel rod into narrow bands of thin-gauge steel which we use as finning material for our finned tubes and thin strip steel we sell to third parties.

Sales and Distribution. We manufacture and sell flat rolled steel directly to end users and through service centers, primarily in the Southwestern region of the United States. The largest customer of our flat rolled steel, Friedman Industries, Inc., historically has accounted for approximately 75% to 80% of our flat rolled steel sales, as well as substantially all other sales of miscellaneous tubular products other than oilfield and specialty tubing products. This customer has steel processing facilities located adjacent to our facilities in Lone Star, Texas, and those facilities purchase most of their flat rolled steel from us. Sales to this customer represented approximately 9% and 10% of our total revenues for 2000 and 1999, respectively.

We sell thin steel strip directly to end users in North America through a small sales force. Flat rolled steel processing services are also sold to steel mills where we receive processing revenues but do not purchase and resell steel.

Competition. Our flat rolled steel is sold in highly competitive markets generally concentrated in the Southwestern region of the United States. Sales and earnings are affected by the cost of raw materials, use of flat rolled steel by us in the manufacture of our tubular products, demand by outside customers and general economic conditions. Our thin strip flat rolled steel and steel coil slitting services compete against service centers located in the Midwest.

Customers

We sell our oilfield products through our exclusive distributors to numerous end users, including The Coastal Corporation, Anadarko Petroleum Corporation, Texaco Inc., Burlington Resources Inc., Apache Corporation and Exxon Mobil Corporation. We sell our finned and boiler tube products to over 50 end users, including Foster Wheeler Corporation, Chicago Tube and Iron Company, Cerrey, Nooter Eriksen, Inc., and Deltak, L.L.C. We sell our precision mechanical tubulars to such distributors and end users as Earle M. Jorgensen Company, Marmon/Keystone Corp., Hyva, DaimlerChrysler Corporation, American Axle & Manufacturing Holdings, Inc., Ford Motor Company, and Dana Corporation.

Research, Development, Information Technology and Patents

We are committed to technologically innovative product development. With respect to oilfield products, we collaborate with customers and industry groups to develop new grades of oil country tubular goods as well as new products, such as expandable casing. Our expandable casing product was developed for a joint venture between Shell Oil Company and Halliburton Company and was first successfully installed in late 1999 in the Gulf of Mexico with over ten successful installations to date. Our technical knowledge and high-performance casing products are also being applied in an innovative method for drilling wells using casing instead of drill pipe. We also have used our expertise to develop high-strength, thick wall line pipe for offshore applications. In addition, we developed ultrasonic testing methods to assure the quality of our tubing. In the specialty tubing area, our recent product developments include the Aeroseg finned tube, a new thermal mechanically processed Drawn Over Mandrel product called QDOM for applications requiring extreme mechanical properties and thick wall products using hot reduction technology for applications such as heavy axles that are normally made out of seamless tubes. We hold several United States patents covering some of our manufacturing processes and products.

We also have invested in information technologies that provide the platform for internet-based commercial marketing and resource constrained production planning. We believe our information technologies capabilities will allow us to more profitably run our facilities, give our customers excellent service and facilitate web-based commercial initiatives.

Manufacturing Capabilities

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas which contains over 2,000,000 square feet of manufacturing space and approximately 91,000 square feet of oilfield products manufacturing facilities near Houston, Texas. We manufacture our finned tubular products in approximately 387,500 square feet of manufacturing facilities on approximately 131.5 acres that we own or lease in the Tulsa, Oklahoma metropolitan area; Pryor, Oklahoma; Quebec, Canada; Veracruz and Monterrey, Mexico.

Our East Texas facilities' annual rated capacity approximates 480,000 slab tons, 1,400,000 flat rolled tons and 1,000,000 welded tubular tons. We have access through marketing arrangements and alliances with mills for additional oilfield tubular capacity of approximately 800,000 tons per year.

We have a major portion of the domestic manufacturing capacity for production of finned tubes for heat recovery steam generation. We also license technology relating to the production of finned tubular products to licensees in India, Italy, Japan and Korea.

Raw Materials and Inventory

In general, we attempt to procure raw materials and to manage our finished goods inventory in a manner that will provide:

o significant flexibility in responding to the levels of demand for our various products;
o     a short lead time in filling our customers' orders;
o     the capacity to offer a broad product range; and
o     the ability to offer our products at an effective cost.

We generally produce oil country tubular goods and line pipe to fill specific orders and, accordingly, we maintain the majority of our inventory in the form of steel coils and other raw materials, work-in-process or finished goods earmarked for specific orders. Some work-in-process and finished goods inventories are maintained in order to provide flexibility in responding to customer delivery demands.

Raw materials for our specialty tubing products are readily available from multiple sources. Steel coils and wire rod are the primary raw materials used in the manufacture of our finned tubular products, and steel coils are the principal raw material used in the manufacture of our precision mechanical tubulars. We usually produce our specialty tubing products to meet specific orders and, accordingly, inventory is managed to minimize the amount of finished goods on hand. Work-in-process inventories are maintained in order to provide flexibility in responding to customer needs.

We manufacture flat rolled steel primarily for use in producing oilfield and precision mechanical tubulars, but also for sale to third parties. We manufacture flat rolled steel using both purchased steel slabs and internally produced slabs.

We can use steel slabs, scrap steel and steel coils in the manufacture of our tubular products. We primarily purchased steel slabs to meet production needs in 2000, and it was often necessary for us to commit to purchase slabs 90 to 150 days prior to production. We anticipate again using steel slabs for most of our production needs in 2001. Our principal raw material for our internally produced steel slabs is scrap steel, which is internally generated from our operations or available in the spot market. The price of scrap steel and steel slabs can be volatile, is influenced by a number of competitive market conditions beyond our control and is not directly related to the demand for our products.

Employees

At December 31, 2000, we had a total of 2,358 active employees, of whom 1,332 were represented by four unions and five bargaining units. The majority of these union workers are represented by the United Steelworkers of America under a contract signed in May 1996, which expires on May 31, 2001. Two of the other agreements, covering an aggregate of approximately 129 warehouse and plant security workers as of December 31, 2000, expire in July 2003 and September 2003, respectively. The remaining two collective bargaining agreements covered a total of 42 employees in Canada and Mexico as of December 31, 2000. Our management considers its relationship with our employees to be good.

We have dedicated necessary resources and made the commitment to design and implement a health and safety program that will meet the Occupational Safety & Health Administration's (OSHA) Voluntary Protection Program (VPP) Star criteria at our East Texas facilities. The VPP safety management program goes beyond OSHA standards to protect workers more effectively than simple compliance. We plan to submit the application to OSHA by the end of 2001.

Foreign Operations

Our export sales to destinations outside the United States were approximately $42.7 million in 2000 including heat recovery tubulars, $21.2 million in 1999, and $33.8 million in 1998. We own manufacturing facilities in Quebec, Canada and Veracruz, Mexico and entered into a lease of manufacturing facilities in Monterrey, Mexico that began operations in September 2000. Our export sales of $42.7 million to destinations outside the United States included $7.5 million from these foreign facilities in 2000.

ENVIRONMENTAL

Lone Star's operations are subject to extensive environmental regulations with respect to air emissions, wastewater discharges, and waste management. Lone Star's environmental protection and improvement expenditures were approximately $4 million during the past three years, including expenditures related to PCB transformer elimination, underground storage tank removal, asbestos abatement, waste disposal site closures and out-of-service facility remediation projects.

In connection with the cleanup of several offsite commercial waste management sites, we, along with many other entities, have been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to liability for such cleanup costs. Because cost estimates have been obtained for each of the cleanup actions, and our share has been determined, we do not believe our liability, individually or in the aggregate, will be material to our financial position.

We have numerous solid waste management units for hazardous and non-hazardous wastes; however, only two Resource Conservation and Recovery Act (RCRA) hazardous waste units have been closed and are undergoing post-closure monitoring. We have met our financial assurance requirements, currently estimated at approximately $380,000, for post-closure care. The Texas Natural Resource Conservation Commission (TNRCC) is in the progress of determining what, if any, corrective action is required to address our remaining non-RCRA waste management units.

We possess necessary authorizations for air emissions, wastewater discharges and waste management. We have sources that are exempt from air emission permitting because they were grandfathered in 1971 when the Clean Air Act rules were implemented. We have notified TNRCC of our intent to submit an application by September 1, 2001, to permit these sources using the TNRCC's new Voluntary Emission Reduction Permit program.

We are presently in substantial compliance with our permits and applicable air, water and waste management rules and regulations. Lone Star does not expect future environmental expenditures necessary to comply with environmental rules and regulations to have a material impact on its financial position.

ITEM 2. PROPERTIES

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas which contains over 2,000,000 square feet of manufacturing space. The original facilities, constructed in the 1940's and 1950's have been expanded and modernized, and include two electric-arc furnaces (EAF) equipped with oxy-fuel burners with a combined capacity of approximately 575,000 ingot tons per year; two rolling mills, a "two-high" mill that rolls the EAF ingots into slabs and a "four-high" single stand reversing Steckel mill that produces flat rolled coils; coil slitting and handling equipment; two pipe welding mills; seven draw benches, including the largest specialty tubing drawbench in the United States; heat-treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which oil country tubular goods are threaded and couplings are applied; and various support facilities including a shortline railroad and other transportation and storage facilities. Our headquarters are located in leased facilities in Dallas, Texas.

Our annual rated capacity at our East Texas facilities approximates 480,000 slab tons, 1,400,000 flat rolled tons, and 1,000,000 welded pipe tons. We have access through marketing arrangements and agreements with alliance mills to an additional oilfield pipe capacity of approximately 800,000 tons. In 2000, the precision mechanical specialty tubing facilities operated near 80% of capacity. The rolling mills and pipe mills generally operated at approximately 60% of capacity, while the EAF's operated at less than 40% of capacity.

In addition to the manufacturing, railway, storage, and other industrial use facilities, we own 7,000 acres in Texas which were purchased primarily for iron ore, coal reserves, or water rights and mineral interests in an additional 12,000 acres in Oklahoma and 60,000 acres in Texas. No minerals have been recovered from these properties for many years because their use is no longer required in our operations. We own nominal oil and gas interests in an additional 18,000 acres in Texas.

We also have 91,000 square feet of oilfield products manufacturing facilities near Houston, Texas. We manufacture our finned tubular products in approximately 387,500 square feet of manufacturing facilities on approximately 131.5 acres that we own or lease in the Tulsa, Oklahoma metropolitan area; Pryor, Oklahoma; Quebec, Canada; Veracruz and Monterrey, Mexico.

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

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Lone Star's Common Stock trades on the New York Stock Exchange under the symbol LSS. The following table summarizes the range of trading prices by quarter for the last two years (in $):

                                 First           Second            Third           Fourth
                              ------------    ------------    --------------    ------------
       2000        High           51.00          54 .25            51.88           54.75
                   Low            25.63           36.00            37.25           24.45
       1999        High           14.50           19.81            21.63           29.19
                   Low            10.25           12.44            16.69           17.31

As of January 31, 2001, Lone Star had approximately 3,200 common shareholders of record. Lone Star has paid no dividends on its Common Stock since becoming a public company and has no present plans to do so.

ITEM 6. SELECTED FINANCIAL DATA

                                                       ($ in millions, except share and employee data)

                                                  2000(1)        1999        1998        1997         1996
Oilfield products revenues (2)                   $  362.0     $  187.3     $  258.1   $  460.4     $  375.2
Specialty tubing products revenues (2)              220.9        126.6        130.3      135.9        115.9
Flat rolled and other tubular revenues (2)           62.4         48.1         54.0       72.1         69.0
                                                 --------     --------     -------    --------     --------
   Total revenues                                   645.3        362.0        442.4      668.4        560.1

Gross profit                                         85.9         12.8          4.4       64.2         48.2
Special charges                                        --           --        (14.5)        --           --
Selling, general, and administrative expenses       (33.7)       (15.5)       (20.0)     (19.6)       (16.4)
Operating income (loss)                              52.2         (2.7)       (30.1)      44.6         31.8
Interest income                                       2.0          1.8          2.0        3.0          4.4
Interest expense                                    (14.4)        (4.6)        (4.0)      (6.6)        (6.8)
Other income (expense)                                0.6           --         (0.2)       0.3         (0.1)
Minority interest in Steel                             --           --           --         --         (3.8)
Income tax                                           (1.8)          --           --       (0.9)        (0.6)
                                                 --------     --------     -------    --------     --------
Income (loss) from continuing operations             38.6         (5.5)       (32.3)      40.4         24.9
Income (loss) from continuing operations
   per common share - diluted                    $   1.59     $  (0.24)    $  (1.43)  $   1.83     $   1.19

Net income (loss)                                $   38.6         (5.5)       (24.9)      53.7         24.9
Net income (loss) per common share - diluted     $   1.59     $  (0.24)    $  (1.10)  $   2.44     $   1.19

Common shares used for diluted EPS (millions)        24.3         22.5         22.5       22.1         20.9

Current assets                                   $  257.5     $  172.1     $  152.9   $  207.2     $  206.6
Total assets                                        515.3        351.1        335.8      405.8        396.0

Current liabilities                                  91.7         85.2         41.4       81.3         74.7
Total liabilities                                   259.5        155.2        146.7      188.1        267.2

Shareholders' equity                             $  255.8     $  195.9     $  189.1   $  217.7     $  128.8

Shares outstanding (millions)                        23.7         22.6         22.5       22.5         20.7

Capital expenditures                             $   23.3     $    7.2     $   17.6   $   34.7     $   20.0
Depreciation and amortization                    $   21.4     $   16.7     $   15.8   $   14.3     $   11.8
Active employees                                    2,358        1,554          938      2,044        1,941

(1) Includes Fintube Technologies, Inc. and Bellville Tube Corporation results of operations since the acquisitions effective on January 1, 2000 and April 1, 2000, respectively.

(2) Certain charges for shipping and handling costs have been reclassified in accordance with a recently issued accounting pronouncement. The pronouncement requires freight charges billed to customers to be classified in revenues and shipping costs incurred to be classified in cost of goods sold. Lone Star previously reported such amounts net in revenues. The resulting reclassifications have increased revenues and cost of good sold. Gross profit, operating income or loss, and net income or loss are unchanged in all periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                    OVERVIEW

We are the leading domestic manufacturer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells. We are also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, we are a leading manufacturer of specialty tubing products used in power technology, automotive, construction, agricultural and industrial applications. Effective January 1, 2000, we acquired the assets of Fintube Limited Partnership, the largest specialty tubing manufacturer of heat recovery finned tubes, which are used in various power technology markets, including the construction of gas-fired, combined-cycle electrical power generation plants. On April 1, 2000, we also completed an acquisition of the assets of Bellville Tube Corporation (Bellville), a manufacturer of casing, tubing and line pipe for the oil and gas industry.

Historically, our oilfield products have accounted for over 60% of our total revenues. As a result, our revenues are largely dependent upon the state of the oil and gas industry, which has historically been volatile. Downturns in the oil and gas markets cause demand for our principal products to decrease. As a result, our historical operating results have fluctuated based on the demand for our products. Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, the level of oil and gas drilling activity and competition from imports. Our finned tubular products are affected by the level of domestic and foreign demand for power generation as well as domestic and foreign competition.

Oilfield Products. Our oilfield products consist of (1) casing, which acts as a structural retainer wall in oil and natural gas wellbores, (2) production tubing, which transmits hydrocarbons to the surface, and (3) line pipe, which is used in gathering and transmitting hydrocarbons from the wellhead to larger transmission pipelines.

Demand for our oilfield products depends primarily upon the number of oil and natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells. The level of these activities depends primarily on natural gas and oil prices and industry expectations as to future prices. According to industry reports, domestic drilling activity increased in 2000 by 47% compared to the previous year. Drilling activity increased steadily through 2000 and by year-end 1,114 rigs were active, compared to 771 rigs at the end of 1999. We expect the Bellville acquisition to increase our revenues, cash flows and earnings in the tubular segment, as it is a high quality, low cost producer of oil country tubular products and line pipe.

Specialty Tubing Products. Lone Star's specialty tubing product segment includes finned tubular products in addition to precision mechanical tubulars. Finned tubular products are used in heat recovery steam generation applications such as gas-fired, combined-cycle electrical power generation plants and, to a lesser extent, in industrial processing plants and petrochemical plants.

Our precision mechanical tubulars consist of a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties which are manufactured by the "Drawn Over Mandrel" process. This process allows us to achieve higher critical tolerances and dimensional control than other processes. These products are used for several industrial applications, including the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods and liner hangers.

Demand for precision mechanical tubulars within the traditional markets was up slightly in 2000 as a result of economic recoveries in certain foreign markets and a strong domestic economy during the first half of 2000. Demand for our precision mechanical tubing products in 2001 may be unfavorably impacted by the current slowdown in the domestic economy.

Flat Rolled Steel and Other Products. We manufacture and market flat rolled steel, which is primarily used in the manufacture of our oil country tubular products. We also sell flat rolled steel to fabricators of large-diameter transmission pipe, storage tanks, rail cars and a variety of other construction and industrial products. Our other products are principally used for structural and piling applications in the construction industry. We sell flat rolled steel directly to end users and through service centers primarily in the southwestern region of the United States.

We sell flat rolled steel in highly competitive markets, with price, quality and availability primarily determining customer purchase decisions. Due to an influx of inexpensive imported flat rolled steel during 1998 and early 1999, markets for flat rolled steel experienced excess supply and lower pricing. As a result, our shipment volumes were down in 1998 and 1999. However, during the first half of 1999, the United States government established antidumping duties and quotas for suppliers from certain foreign countries which reduced the amount of imported foreign coils, resulting in increased shipments of coils produced by us during the second half of 1999 and 2000. Flat rolled steel 2000 revenues also benefited from the full year inclusion of steel coil slitting and steel strip revenues.

We sell steel strip directly to end users in North America through a small sales force. Flat rolled steel processing services are also sold to steel mills where we receive processing revenues but do not take title to the steel.

Manufacturing. The manufacture of our products is capital intensive. Utilization rates at our East Texas manufacturing facilities expanded significantly during 2000 as demand for our oilfield products improved with increased drilling which was up 47%. The level of production volume through our various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of labor and raw materials, including scrap steel, steel slabs, wire rod, coils, electricity and natural gas. Most of our finned tubes and other heat recovery products are manufactured in specific configurations as ordered. Accordingly, our manufacturing costs are to some extent factored into product prices on an order-by-order basis.

We have entered into marketing alliances and manufacturing arrangements with several companies. These alliances and arrangements involve the marketing of their products which provide us access to additional manufacturing capacity. In addition, we have manufacturing technology licensees in India, Italy, Japan and Korea.

Bellville Acquisition and Overview of Pro Forma Information. Lone Star's revenues in 2000, on a pro forma basis after giving effect to the acquisition of the assets of Bellville Tube Corporation as though the acquisition occurred on January 1, 2000, would increase by $0.2 million to $645.5 million. Additionally, net income of $38.6 million, or $1.59 per diluted share, would be $39.1 million, or $1.61 per diluted share, on a pro forma basis.

                        HISTORICAL RESULTS OF OPERATIONS

Our revenues are derived from three business segments: oilfield products, specialty tubing products and flat rolled steel and other products and services.

In the last three years, segment revenues were as follows:

                                                                       ($ in millions)
                                                   2000                      1999                       1998
                                             ----------------------------------------------------------------------
                                              $            %            $           %                $          %
                                            ------      -----         -------   -------           --------  ------
   Oilfield products                         362.0         56           187.3        52              258.1      58
   Specialty tubing products                 220.9         34           126.6        35              130.3      30
   Flat rolled steel and other
   products                                   62.4         10            48.1        13               54.0      12
                                            ------      -----         -------   -------           --------  ------
   Consolidated net revenues                 645.3        100           362.0       100              442.4     100
                                            ======      =====         =======   =======           ========  ======

Shipments of products by segment are as follows:

                                                                           (in tons)
                                                        2000       %            1999      %           1998     %
                                                    -------------------------------------------------------------
   Oilfield products                                 516,000      60         336,100     56        372,500    59
   Specialty tubing products                         176,400      21         116,700     20        111,900    18
   Flat rolled steel and other
   products                                          165,300      19         144,600     24        144,700    23
                                                   ---------  ------      ----------  -----     ---------- -----
   Total shipments                                   857,700     100         597,400    100        629,100   100
                                                   =========  ======      ==========  =====     ========== =====

2000 COMPARED WITH 1999

Net revenues of $645.3 million for the year ended December 31, 2000 were up 78% from 1999. Revenues rose 93% to $362.0 million for oilfield products, and shipment volumes and prices increased 54% and 26%, respectively. Demand for oilfield products improved in 2000, due to a consistent increase in drilling activity, with the average rig count rising from 625 in 1999 to 918 in 2000.

Specialty tubing product revenues increased in 2000 to $220.9 million, a 74% improvement from 1999 revenues of $126.6 million due to the inclusion of finned tubular revenues for the full year and a 5% increase in shipment volumes for precision mechanical tubulars with average prices equal to 1999.

Flat rolled steel and other tubular products revenues were up 30% to $62.4 million. This increase is attributable to inclusion of coil slitting revenues for the full year and a 10% increase in flat rolled steel shipment volumes combined with 11% higher average selling prices.

Gross profit for 2000 was $85.9 million, compared to $12.8 million in 1999. Gross profit and operating income benefited from higher margin contributions from our two acquisitions, increased shipment volumes for all products and higher prices for oilfield and flat rolled steel and other products. Also contributing to the increase in gross profit was 93% higher oilfield revenues that included an oilfield product mix of higher margin premium alloy tubulars which were 57% of casing and tubing sales.

Selling, general, and administrative expenses increased significantly in 2000 to $33.7 million, principally due to additional expenses associated with our two acquisitions.

Interest income increased slightly in 2000 to $2.0 million from $1.8 million in 1999 due to higher average interest rates on invested cash, short-term investments and marketable securities.

Interest expense increased from $4.6 million in 1999 to $14.4 million in 2000 primarily due to additional debt associated with our two acquisitions, increased borrowings to support expanded oilfield products activity levels, and higher average interest rates.

Income from continuing operations for 2000 was $38.6 million, or $1.59 per diluted share, compared to the $5.5 million loss, or $0.24 loss per diluted share in 1999. Factors contributing to the increase in income from continuing operations include increased operating income margins from our two acquisitions, and 93% higher oilfield revenues that included an oilfield product mix of higher margin premium alloy tubulars which were 57% of casing and tubing sales.

Net operating loss carry-forwards at December 31, 2000 totaled to $244.7 million (see Note G to the consolidated financial statements).

Net income in 2000 was $38.6 million, or $1.59 per diluted share, compared to a net loss of $5.5 million, or $0.24 loss per diluted share, at the end of 1999. The increase is attributable to the factors discussed in income from continuing operations above.

1999 COMPARED WITH 1998

Net revenues of $362.0 million in 1999 were 18% lower than in 1998. Net revenues from oilfield products declined 27% from $258.1 million in 1998 to $187.3 million in 1999. Shipment volumes and prices were down from 1998 levels by 10% and 20%, respectively. Demand for our oil country tubular goods decreased as drilling activities declined and the consumption of excess industry-wide oil country tubular goods inventory replaced new mill production and detrimentally impacted demand during the first half of 1999.

Specialty tubing products revenues decreased in 1999 by 3% from $130.3 million in 1998 to $126.6 million in 1999. Shipment volumes increased 4% to 116,700 tons but were offset by lower prices. Selling prices were 7% lower due to a higher percentage of as-welded tubular sales, reduced international sales and slightly reduced prices for precision mechanical tubulars due to increased capacity in the industry. Shipment volumes increased 4% due to increased sales of new heavy wall products used in axle and other applications.

Flat rolled steel and other products revenues were down 11% from $54.0 million in 1998 to $48.1 million in 1999. Selling prices were 11% lower due to the impact on the first half of 1999 from illegal dumping of foreign coils during 1998 that resulted in an excess supply of flat rolled steel in domestic markets. Shipments in 1999 were flat compared to 1998.

Gross profits increased 191% from $4.4 million in 1998 to $12.8 million in 1999 due to a 16% reduction in costs of goods sold per ton related to lower slab costs, reduced overall spending and increased productivity.

Selling, general and administrative expenses decreased 23% from $20.0 million in 1998 to $15.5 million in 1999 due to significant spending and salaried workforce reductions made during the second half of 1998.

Interest income decreased 10% from $2.0 million in 1998 to $1.8 million in 1999 due to lower average interest rates on invested cash, short-term investments and marketable securities.

Interest expense increased 15% from $4.0 million in 1998 to $4.6 million in 1999. Our revolving credit facility during 1999 had higher average interest rates which were partially offset by lower average borrowings than in 1998.

Loss from continuing operations for 1999 was $5.5 million, or $0.24 per diluted share, a 69% improvement compared to a loss of $17.8 million, or $0.78 per diluted share in 1998, excluding special charges in 1998 of $14.5 million, or $0.65 per diluted share. A reduced loss in 1999 was due to lower slab costs, reduced spending, increased productivity and salaried workforce reductions offset partially by lower shipment volumes and pricing.

Net operating loss carry-forwards, or NOLs, at December 31, 1999, totaled approximately $261.6 million, a portion of which may be related to our former American Federal Bank, F.S.B. subsidiary and subject to an agreement with the Federal Deposit Insurance Corporation whereby we may be required to pay that government agency for certain tax benefits. If not utilized, the NOLs will expire between years 2003 and 2014, and their future availability may be limited if we or a member of our consolidated group experiences an ownership change of more than 50 percentage points, as defined by rules contained in the Internal Revenue Code.

Net loss of $5.5 million, or $0.24 per diluted share, decreased 78% from a net loss of $24.9 million in 1998 due to lower costs of goods sold in 1999. Also, the net loss for 1998 included a $14.5 million special charge.

Subsequent to the issuance of Lone Star's consolidated financial statements for the year ended December 31, 1999, it was determined that the remaining $800,000 of Lone Star's reserve for an inventory purchase commitment should have been fully utilized in the fourth quarter of 1999.

                        FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2000, Lone Star had $37.2 million in cash, short term investments and marketable securities, and $165.8 million in working capital.

Cash provided by (used in) operating activities was ($8.6) million, $28.1 million, and $8.6 million for 2000, 1999, and 1998, respectively. Cash from operations in 2000 decreased due to increased demand for our oilfield products resulting in increased investment in inventories. In 1999 cash provided by operations increased to $28.1 million from $8.6 million in 1998 due to the reduced net loss. In fiscal 1999, we used net cash provided by operations to fund capital expenditures and reduce revolving credit facilities. In 1998, we used the net cash provided by operations primarily to upgrade property, plant and equipment.

Cash used in investing activities was $96.6 million, $11.7 million, and $4.3 million for 2000, 1999, and 1998, respectively. Cash used in 2000 primarily relates to our two acquisitions, and cash used in 1999 and 1998 relates to capital expenditures.

Cash provided by (used in) financing activities was $109.7 million for 2000, ($15.1) million in 1999, and $2.4 million in 1998. Cash provided by financing activities in 2000 was primarily attributable to financing our two acquisitions and higher borrowings to fund additional working capital to meet the increased demand for oilfield products. Cash used by financing activities for fiscal 1999 was primarily attributable to increased working capital needs due to expanded operations in the second half of the year. Cash provided by financing activities in 1998 was from issuance of stock and increased borrowings.

At the beginning of 2000, our subsidiary, Lone Star Steel Company's (Steel) credit facilities consisted of a $90.0 million revolving line of credit and a three year $10.0 million term loan. In October of 2000, the revolving line of credit was increased to $120.0 million. Under this revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At December 31, 2000, borrowings totaled $93.5 million including $7.0 million on the term loan with a remaining availability of $33.5 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

The loan agreements contain various restrictive covenants which requires, among other things, that Steel meets specified quarterly financial ratios, including cash flow and net worth measurements, which Steel anticipates achieving. Steel's ability to incur additional indebtedness is also restricted under the agreements. In addition, Steel's ability to pay cash dividends is prohibited by the agreement. Steel was in compliance with the covenants at December 31, 2000. At December 31, 2000, Lone Star's equity in the net assets of Steel was $153.6 million.

On January 3, 2000, our Fintube Technologies, Inc. (Fintube) subsidiary entered into a senior credit facility providing a $20.0 million revolving line of credit and a $39.0 million term loan used to pay part of the cash portion of the purchase price in its acquisition of substantially all of the assets of Fintube Limited Partnership. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At December 31, 2000, the line of credit included a base revolver, a LIBOR revolver, and a base swingline note. The maximum amount Fintube may borrow under the agreement is $20.0 million. Interest is paid quarterly at prime plus 0.5% under the base revolver and base swingline note and at LIBOR plus 2% under the LIBOR revolver (10% and 8.5%, respectively, at December 31, 2000). The line of credit expires in December 2005, is secured by all assets of Fintube and is guaranteed by Lone Star and Fintube Canada, Inc. As of December 31, 2000, borrowings by Fintube on the revolving line of credit totaled approximately $9.7 million, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $8.8 million. The term loan is payable in quarterly installments of $1.5 million through 2002 and $1.75 million from 2003-2005, and has a balance remaining at December 31, 2000 of $33.0 million. The note bears interest at LIBOR plus 2% (8.5% at December 31, 2000) and matures in December 2005. It is secured by all assets of Fintube and is guaranteed by Lone Star and Fintube Canada, Inc.

The term note requires, among other things, that Fintube maintain a minimum net worth, a minimum leverage ratio, a minimum fixed charge coverage ratio, and a capital expenditures limit. At December 31, 2000, Fintube was either in compliance with the covenants or had obtained the necessary covenant waivers.

Fintube uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a potion of its debt from a variable to a fixed rate. Under its interest rate swap agreements, Fintube has agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate times the same notional principal amount. These agreements expire in March 2003.

Steel has entered into slab consignment and sales agreements with third parties. Steel accounted for these inventory financing transactions as product financing arrangements. Inventory purchases financed under these arrangements are recorded as inventory. At December 31, 2000, $9.3 million was included in accounts payable under these financing arrangements.

We operate in capital intensive businesses. We have made, and we expect we will be required to make, significant capital expenditures each year both for recurring maintenance necessary to keep manufacturing facilities operational and to comply with environmental and other legal requirements. Additionally, we regularly make capital expenditures for technological improvements and for research and development projects. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.

Our capital expenditures budget for 2001 is approximately $23.0 million. We require capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings under our subsidiaries' credit facilities. We believe these sources of funds will provide the liquidity necessary to fund our cash requirements during 2001.

Our operations are subject to environmental compliance and permitting requirements of various foreign, federal, state and provincial governmental agencies. We believe that the cost of maintaining compliance with environmental requirements will fall within our contemplated operating and capital expenditure plans, averaging $1.0 - $2.0 million annually in the foreseeable future.

Lone Star believes that reimbursements by Steel, Fintube and Bellville for most of their operating costs and funds generated by cash and investments will be adequate to fund its cash requirements during 2001.

                        RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, Lone Star adopted Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 133 requires companies to record derivatives on the balance sheet as assets for liabilities measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. Statement 138 amends Statement 133 to clarify the appropriate accounting for certain hedging transactions. The Statements are effective for the year beginning January 1, 2001. Upon adoption of SFAS 133 on January 2, 2001, the Company recorded a transition obligation of $0.5 million related to an interest rate swap agreement. Additionally, the Company recorded a loss to other comprehensive income of $0.5 million.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants ..................................   21
Consolidated Statements of Income
  for the years ended December 31, 2000, 1999, and 1998 ...................   22
Consolidated Balance Sheets at December 31, 2000 and 1999 .................   23
Consolidated Statements of Shareholders' Equity
  at December 31, 2000, 1999, 1998, and 1997 ..............................   24
Consolidated Statements of Cash Flows,
  for the years ended December 31, 2000, 1999, and 1998 ...................   25
Notes to Consolidated Financial Statements ................................   26
Schedule I - Condensed Financial Information of Registrant ................   42
Schedule II - Valuation and Qualifying Accounts ...........................   43


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Lone Star Technologies, Inc. (Lone
Star):

We have audited the accompanying consolidated balance sheets of Lone Star (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedules referred to below are the responsibility of Lone Star's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000, in conformity with auditing standards generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP
Dallas, Texas,
  January 22, 2001

                          LONE STAR TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                ($ and shares in millions, except per share data)

                                                              For the Years Ended December 31,
                                                                  2000       1999       1998
                                                               -----------------------------
Net revenues                                                   $ 645.3    $ 362.0    $ 442.4
Cost of goods sold                                              (559.4)    (349.2)    (438.0)
                                                               -------    -------    -------
  Gross profit                                                    85.9       12.8        4.4
Special charges                                                     --         --      (14.5)
Selling, general and administrative expenses                     (33.7)     (15.5)     (20.0)
                                                               -------    -------    -------
  Operating income (loss)                                         52.2       (2.7)     (30.1)
Interest income                                                    2.0        1.8        2.0
Interest expense                                                 (14.4)      (4.6)      (4.0)
Other income (expense)                                             0.6         --       (0.2)
                                                               -------    -------    -------
  Income (loss) from continuing operations before income tax      40.4       (5.5)     (32.3)
Income tax                                                        (1.8)        --         --
                                                               -------    -------    -------
  Income (loss) from continuing operations                        38.6       (5.5)     (32.3)
Extraordinary items                                                 --         --        7.4
                                                               -------    -------    -------
  Net income (loss)                                            $  38.6    $  (5.5)   $ (24.9)
============================================================================================

Per common share - basic:
  Net income (loss) from continuing operations                 $  1.64    $ (0.24)   $ (1.43)
Extraordinary items                                                 --         --       0.33
                                                               -------    -------    -------
  Net income (loss) available to common operations             $  1.64    $ (0.24)   $ (1.10)

Per common share - diluted:
  Net income (loss) from continuing operations                 $  1.59    $ (0.24)   $ (1.43)
  Extraordinary items                                               --         --       0.33
                                                               -------    -------    -------
  Net income (loss) available to common shareholders           $  1.59    $ (0.24)   $ (1.10)
============================================================================================

Weighted average shares outstanding

  Basic                                                           23.5       22.5       22.5
  Diluted                                                         24.3       22.5       22.5

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       ($ in millions, except share data)

                                                                                December 31,
                                                                            ------------------
                                                                                2000      1999
                                                                            ------------------
ASSETS
 Current assets:
  Cash and cash equivalents                                                 $   26.7  $   22.2
  Short-term investments                                                         0.1       1.2
  Accounts receivable, net                                                      95.1      56.1
  Current inventories, net                                                     129.5      88.9
  Other current assets                                                           6.1       3.7
                                                                            ------------------
 Total current assets                                                          257.5     172.1

 Marketable securities                                                          10.4      15.4
 Property, plant, and equipment, net                                           180.6     149.5
 Goodwill, net                                                                  57.2      --
 Other noncurrent assets                                                         9.6      14.1
                                                                            ------------------
Total assets                                                                $  515.3  $  351.1
==============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Current installments on long-term debt                                    $    8.0  $    2.0
  Accounts payable                                                              55.1      57.0
  Accrued liabilities                                                           28.6      26.2
                                                                            ------------------
 Total current liabilities                                                      91.7      85.2
                                                                            ------------------

 Term loan                                                                      32.0       7.0
 Revolving credit facility                                                      96.2      21.0
 Postretirement benefit obligations                                             24.5      26.1
 Other noncurrent liabilities                                                   15.1      15.9
                                                                            ------------------
Total liabilities                                                              259.5     155.2
                                                                            ------------------

Commitments and Contingencies (See Note I)                                      --        --

Shareholders' equity:
 Preferred stock, $1 par value
  (authorized: 10,000,000 shares, issued: none)                                 --        --
 Common stock, $1 par value
  (authorized: 80,000,000 shares, issued: 23,822,101, and
  23,061,864, respectively)                                                     23.8      23.1
 Capital surplus                                                               221.5     206.6
 Accumulated other comprehensive loss                                           (3.6)     (1.4)
 Accumulated income (deficit)                                                   17.6     (21.0)
 Treasury stock at cost (168,322 and 462,991 common shares, respectively)       (3.5)    (11.4)
                                                                            ------------------
Total shareholders' equity                                                     255.8     195.9
                                                                            ------------------

Total liabilities and shareholders' equity                                  $  515.3  $  351.1
==============================================================================================

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 ($ in millions)

                                                                               Accumulated
                                                                                  Other      Accumulated
                                           Common      Capital     Treasury   Comprehensive    Income
                                            Stock      Surplus      Stock     Income (Loss)   (Deficit)     Total
                                           ----------------------------------------------------------------------
Balance, December 31, 1997                 $ 23.1       209.9       (15.0)         (9.7)          9.4      $217.7
Net loss                                       --          --          --            --         (24.9)      (24.9)
Other comprehensive loss:
  Minimum pension liability adjustment         --          --          --          (3.1)           --        (3.1)
                                                                                                           ------
    Comprehensive loss                                                                                      (28.0)
Treasury stock purchases                       --          --        (1.9)           --            --        (1.9)
Employee benefit plan stock issuance           --        (1.3)        2.6            --            --         1.3
                                           ----------------------------------------------------------------------

Balance, December 31, 1998                 $ 23.1       208.6       (14.3)        (12.8)        (15.5)     $189.1
Net loss                                       --          --          --            --          (5.5)       (5.5)
Other comprehensive income:
  Minimum pension liability adjustment         --          --          --          11.4            --        11.4
                                                                                                           ------
    Comprehensive income                                                                                      5.9
Employee benefit plan stock issuance           --        (2.0)        2.9            --            --         0.9
                                           ----------------------------------------------------------------------

Balance, December 31, 1999                 $ 23.1       206.6       (11.4)         (1.4)        (21.0)     $195.9
Net income                                     --          --          --            --          38.6        38.6
Other comprehensive loss:
  Minimum pension liability adjustment         --          --          --          (2.2)           --        (2.2)
                                                                                                           ------
    Comprehensive income                                                                                     36.4
Stock issuance for acquisition                0.7        19.3          --            --            --        20.0
Employee benefit plan stock issuance           --        (4.4)        7.9            --            --         3.5
                                           ----------------------------------------------------------------------

Balance, December 31, 2000                 $ 23.8       221.5        (3.5)         (3.6)         17.6      $255.8
=================================================================================================================

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in millions)

                                                           For the Years Ended December 31,
                                                                2000      1999      1998
                                                              --------------------------
Beginning cash and cash equivalents                           $ 22.2    $ 20.9    $ 14.2
========================================================================================
Cash flows from operating activities:
  Net income (loss)                                             38.6      (5.5)    (24.9)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                 21.4      16.7      15.8
  Extraordinary item - UMWA liability                             --        --      (7.4)
  Non-cash charge for stock compensation                         0.5        --        --
  Special charges - non-cash write-down of assets                 --        --       8.1
  Changes in current assets and liabilities, net of effects
    from acquisitions:
    Accounts receivable, net                                   (23.5)    (19.8)     43.8
    Current inventories, net                                   (29.9)       --      13.2
    Accounts payable and accrued liabilities                   (10.0)     41.8     (39.9)
  Other                                                         (5.7)     (5.1)     (0.1)
                                                              --------------------------
        Net cash provided (used) by operating activities        (8.6)     28.1       8.6

Cash flows from investing activities:
  Capital expenditures                                         (23.3)     (7.2)    (17.6)
  Sale of short-term investments                                 1.1       1.9       3.2
  Sale (purchase of) marketable securities                       5.0      (6.4)     10.0
  Proceeds from sale of property                                 0.8        --       0.1
  Cash paid for acquisitions, net of cash received             (80.2)       --        --
                                                              --------------------------
        Net cash used in investing activities                  (96.6)    (11.7)     (4.3)

Cash flows from financing activities:
  Initial borrowings under new revolving credit facility         6.8      34.5        --
  Net borrowings (payments) under revolving credit facility     68.4     (13.5)      3.0
  Net payments under old revolving credit facility                --     (46.0)       --
  Issuance of term note                                         39.0      10.0        --
  Principal payments on term note                               (8.0)     (1.0)       --
  Treasury stock purchases                                        --        --      (1.9)
  Issuance of common stock                                       3.5       0.9       1.3
                                                              --------------------------
        Net cash provided (used) by financing activities       109.7     (15.1)      2.4
                                                              --------------------------
          Net increase in cash and cash equivalents              4.5       1.3       6.7
                                                              --------------------------
          Ending cash and cash equivalents                    $ 26.7    $ 22.2    $ 20.9
========================================================================================
Supplemental disclosure of noncash transaction:
  Issuance of common stock for acquisition of Fintube         $ 20.0    $   --    $   --
Supplemental cash flow disclosure:
  Interest paid                                               $ 14.8    $  6.7    $  5.4
  Income taxes paid                                           $  1.3    $   --    $  0.3

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Technologies, Inc. (Lone Star) is a management and holding company with three principal operating subsidiaries, Lone Star Steel Company (Steel), Fintube Technologies, Inc. (Fintube), acquired on January 3, 2000, and Bellville Tube Corporation (Bellville), acquired April 1, 2000. Steel manufactures and globally markets oilfield products to the oil and gas drilling industry, specialty tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets. Fintube manufactures specialty finned tubular products used in a variety of heat recovery applications including combined-cycle electrical power generation. Bellville manufactures oilfield tubular products. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets.

Lone Star's consolidated revenues are not seasonal. However, demand for oilfield products is subject to significant fluctuations due to the volatility of oil and gas prices and domestic drilling activity as well as other factors including competition from imports.

Lone Star was incorporated in Delaware in 1986 and became the holding company of Steel, pursuant to Steel's merger with a wholly owned subsidiary of Lone Star.

ACCOUNTING POLICIES - Note A

Principles of consolidation. The consolidated financial statements include the accounts of Lone Star and its subsidiaries. Intercompany transactions are eliminated in consolidation.

Cash, investments, and marketable securities. Lone Star's cash and cash equivalents include commercial bank accounts and highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months. Short-term investments consist of
U. S. government and related agencies debt obligations with maturities at purchase greater than three months and up to one year. Marketable securities consist of U. S. government and related agencies debt obligations with maturities at purchase greater than one year and up to two years. Lone Star's total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because Lone Star has the intent and ability to hold them to maturity. At December 31, 2000, Lone Star's cash and cash equivalents, short-term investments, and marketable securities, which had a carrying amount that approximated market value, consisted of $37.2 million in U. S. government and related agencies obligations at amortized cost.

Inventories are stated at the lower of cost (principally last-in, first-out "LIFO") or market value and include raw materials, labor, and overhead.

Property, plant, and equipment are stated at cost. Depreciation is provided on either a straight-line method or an accelerated basis over the estimated useful lives (5-10 years) of depreciable assets. Long-lived assets including property, plant, and equipment are periodically evaluated to determine whether events or changes in circumstances have occurred that indicate the remaining asset balances may not be recoverable and an impairment loss should be recorded.

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

Goodwill and other intangibles were recorded in conjunction with the purchases of Fintube in 2000, Bellville in 2000 and the minority interest in Steel in 1997 by Lone Star. Goodwill and other intangible amortization is provided using the straight-line method over the periods as follows (in millions):

                                         Fintube                  Bellville                      Steel
                                 ------------------------  ------------------------   ----------------------------
                                 Period      Amounts       Period       Amounts          Period        Amounts
                                 ----------  ------------  -----------  -----------   -------------  -------------
   Goodwill                      30 years       $46.4       30 years       $7.1         20 years         $3.7
   Loan origination fees          6 years       $0.5           -            -              -              -
   Non-compete agreements         6 years       $0.5           -            -              -              -
   License agreements             5 years       $0.4           -            -              -              -
   Other                          5 years       $0.4           -            -              -              -

Impairment of goodwill and other intangibles is assessed at each balance sheet date based on a review of the acquired operations as to income, growth of income in relation to the expected growth of income when acquired, if the operations are considered for sale, and estimated realizable value. Valuation reserves are provided if the carrying value of acquired goodwill and other intangibles is determined to be permanently impaired.

Use of estimates. Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates have been made for warranty, bad debts, environmental obligations as well as the fair value of assets acquired and liabilities assumed through the Fintube and Bellville acquisitions.

Reclassifications. In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," Steel changed its accounting policy for freight. The new pronouncement requires freight charges billed to customers to be classified in sales and shipping costs incurred to be classified in cost of sales. Steel previously reported such amounts as a reduction of net sales. Accordingly, reclassifications were made for 1999 and 1998 to increase net sales and costs of sales by $8.6 million and $10.0 million, respectively, with no effect to reported gross profit for either year. Certain other 1999 and 1998 amounts have been reclassified to conform with the current presentation.

Business Combination Accounting. The Fintube and Bellville acquisitions have been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair values at the date of the acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired, has been recorded as goodwill and is being amortized on a straight-line basis.

CURRENT OPERATING ENVIRONMENT AND BUSINESS SEGMENTS  - Note B

                                                       Years ended December 31,
                                                           ($ in millions)
                                                       2000      1999      1998
                                                     ---------------------------
Oilfield products
Net revenues                                         $362.0    $187.3    $258.1
Noncash portion of special charges                       --        --       4.5
Operating income (loss)                                35.2      (5.8)    (17.2)
Identifiable assets                                   238.1     158.8     170.8
Capital expenditures                                   10.0       3.6       9.3
Depreciation and amortization                          10.8       9.1       8.9

Specialty tubing
Net revenues                                         $220.9    $126.6    $130.3
Noncash portion of special charges                       --        --       3.1
Operating income (loss)                                22.0      10.6      (4.6)
Identifiable assets                                   216.6     127.4     110.9
Capital expenditures                                   11.6       3.6       8.1
Depreciation and amortization                           9.6       6.6       6.0

Flat rolled steel and other products
Net revenues                                         $ 62.4    $ 48.1    $ 54.0
Noncash portion of special charges                       --        --       0.5
Operating loss                                         (1.1)     (4.5)     (4.9)
Identifiable assets                                    21.2      20.9      16.3
Capital expenditures                                    1.7        --       0.2
Depreciation and amortization                           1.0       1.0       0.9

Corporate and other non-segments
Net revenues                                         $   --    $   --    $   --
Operating loss                                         (3.9)     (3.0)     (3.4)
Identifiable assets                                    39.4      44.0      37.8

Consolidated totals
Net revenues                                         $645.3    $362.0    $442.4
Operating income (loss)                                52.2      (2.7)    (30.1)
Total assets                                          515.3     351.1     335.8
Capital expenditures                                   23.3       7.2      17.6
Depreciation and amortization                          21.4      16.7      15.8


Oilfield products are comprised of casing, tubing, and line pipe, that are manufactured and marketed globally to the oil and gas drilling industry. Specialty tubing products consist of (1) precision mechanical tubing and as-welded tubing that are manufactured and marketed globally to automotive, fluid power, and other markets for various mechanical applications and (2) specialty finned tubular products used in a variety of heat recovery applications. Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets.

Sales of oilfield products are greatly affected by the level of domestic oil and gas drilling, which in turn is primarily dependent on oil and natural gas prices. Because of the volatility of oil and gas prices and drilling activity as well as other factors, such as competition from foreign imports, demand for these steel products can be subject to significant fluctuations.

The specialty precision mechanical tubing, flat rolled, and other tubular product markets are more diversified than oilfield markets, with sales to these two segments traditionally following general domestic economic conditions. The principal market is domestic, although sales are made into international markets. The majority of sales occur through networks of sales distributors, although some sales are made directly to end-users. Tubular products produced by other manufacturers are also marketed.

Our participation in the flat rolled steel commodity market provides flexibility in sourcing lower cost steel for our tubular products and to some extent involves our excess capacity for flat rolled steel as related to the manufacture of its oilfield and specialty tubing products and certain cost considerations associated with our total manufacturing operations. Our flat rolled steel commodity market is generally concentrated in the southwestern region of the United States. Flat rolled steel is sold in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions.

Sales to the largest oilfield products customer were $45.7 million or approximately 7% of net revenues in 2000, $28.1 million or 8% in 1999, and $29.9 million or 7% in 1998. Sales to another significant customer of flat rolled steel and other tubular products were $48.3 million or 7%, $36.4 million or 10%, and $43.3 million or 10% of net revenues for 2000, 1999, and 1998 respectively. Direct foreign revenues as a percent of total oilfield revenues were approximately 1% of the total in 2000.

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located in East Texas. Raw materials and supplies, principally steel slabs and steel coils used in the manufacture of these products have historically been readily available from various competitive sources. The manufacture of these products uses several common facilities and shares administrative support. Accordingly, the segment information contains certain costs and assets which are allocated and may not reflect each line of business as if it were operated separately.

We also have operations in Oklahoma, Mexico, and Canada. Primary operations include the application of fins and studs to tubes, specialty finned tubular products for heat recovery applications, and the manufacturing of heat economizers and retromizers. One of the principal heat recovery applications is combined-cycle electrical power generation. As such, demand for these products depends upon the level of construction of new combined-cycle power plants. Domestic manufacturing operations are internally supported by a steel coil slitting division and a tube mill. Principal markets are throughout the U.S., Asia, and South America.

The corporate segment is responsible for financial operations including investing and managing financial assets, financing of product purchases, shareholder relations, and assessing and evaluating strategic alternatives.

Of our total active employees, 56% is represented by five collective bargaining agreements. The majority of union workers is represented by the United Steelworkers of America under a contract signed in May 1996, which expires on May 31, 2001. Two other agreements covering approximately 129 warehouse and plant security workers as of December 31, 2000, expire in July 2003 and September 2003, respectively. The remaining two agreements covered a total of 42 employees in Canada and Mexico as of December 31, 2000.

For the year ended December 31, 2000, Lone Star had net sales of $645.3 million and operating income of $52.2 million. This compares to net sales of $362.0 million and an operating loss of $2.7 million for 1999. The most significant reason for the increase in revenue was the inclusion of full year Fintube revenues and the increase in demand for oilfield products. Higher oilfield products revenues were driven by a 47% increase in the average number of domestic rigs drilling for oil and natural gas during 2000 as a result of expectations for high oil and gas prices. Drilling activity increased steadily during 2000 as oil and gas prices rose with 1,114 rigs active at year end 2000 compared to 771 at the end of 1999. The levels of oil and gas prices and related drilling activities are subject to many factors. As a result, the market can be subject to volatile economic swings. Therefore, no assurance can be given regarding the extent of future demand for our OCTG products, or that profitability can be achieved during periods of depressed demand.

Principal sources of funds include cash generated by operations, borrowings under our revolving credit facilities (Note E) and from Lone Star. Steel and Fintube believe that borrowing capacity under the respective revolving credit agreements will provide the liquidity necessary to fund cash requirements during 2001.

Lone Star is reimbursed by Steel, Fintube and Bellville for most of its operating costs. Under Steel's and Fintube's revolving credit agreements, Lone Star's operating costs and Steel's and Fintube's portions of Lone Star's consolidated taxes are the only funds that can be distributed to Lone Star.

Lone Star believes that reimbursements by Steel, Fintube, and Bellville for most of its operating costs and funds generated by cash and investments will be adequate to fund its cash requirements during 2001.

ADDITIONAL BALANCE SHEET INFORMATION - Note C

                                                                 ($ in millions)
                                                                 2000      1999
                                                                 ----      ----
Inventories
  Finished goods                                               $ 30.8    $ 24.5
  Work in process                                                51.0      36.4
  Raw materials                                                  52.3      30.4
  Materials, supplies, and other                                 25.5      25.4
                                                               ------    ------
        Total inventories before LIFO valuation reserve         159.6     116.7
Reserve to reduce inventories to LIFO value                     (24.1)    (20.8)
                                                               ------    ------
        Total inventories                                       135.5      95.9
Amount included in other noncurrent assets                       (6.0)     (7.0)
                                                               ------    ------
        Net current inventories                                $129.5    $ 88.9
                                                               ======    ======

Property, plant, and equipment
  Land and land improvements                                   $ 13.1    $ 12.0
  Buildings, structures, and improvements                        19.2       6.0
  Machinery and equipment                                       333.3     305.2
  Construction in progress                                       13.0       6.3
                                                               ------    ------
        Total property, plant, and equipment                    378.6     329.5
  Less accumulated depreciation and amortization               (198.0)   (180.0)
                                                               ------    ------
        Property, plant, and equipment, net                    $180.6    $149.5
                                                               ======    ======

Other noncurrent assets
Inventory (supplies and spare parts)                           $  6.0    $  7.0
Other                                                             3.6       7.1
                                                               ------    ------
        Total other noncurrent assets                          $  9.6    $ 14.1
                                                               ======    ======

Accrued liabilities
  Accrued compensation                                         $ 10.4    $  7.4
  Property taxes                                                  3.7       4.3
  Warranty reserves                                               2.0       2.5
  Environmental reserves                                          1.0       0.5
  Pension obligations                                              --       4.9
  Other                                                          11.5       6.6
                                                               ------    ------
        Total accrued liabilities                              $ 28.6    $ 26.2
                                                               ======    ======

Other noncurrent liabilities
Environmental reserves                                         $  9.8    $ 10.7
Other                                                             5.3       5.2
                                                               ------    ------
        Total other noncurrent liabilities                     $ 15.1    $ 15.9
                                                               ======    ======


Accounts receivable is stated net of allowance for doubtful accounts of $2.0 million at December 31, 2000 and $1.3 million at December 31, 1999. Approximately $141.9 and $108.2 million of total inventories before LIFO valuation reserves were accounted for on the LIFO basis at December 31, 2000 and 1999, respectively. During 2000, Steel increased inventories which resulted in an additional LIFO layer. During 1999, Steel experienced a reduction of inventories which resulted in the depletion of previous inventory LIFO layers, the financial effect of which was not significant to net reported results of operations. Non-LIFO inventories are stated at the lower of average cost or market. The total inventories before LIFO valuation reserves approximates replacement cost of the inventories.

CHANGE IN COMMON SHARES OUTSTANDING - Note D

                                                                Issued          Treasury Stock         Outstanding
                                                            --------------    ------------------    -----------------
 Balance, December 31, 1998                                     23,061,864             (566,116)           22,495,748
    Employee benefit plans                                         -                     103,125              103,125

 Balance, December 31, 1999                                     23,061,864             (462,991)           22,598,873
    Issuance for Fintube Acquisition                               760,237                  -                 760,237
    Employee benefit plans                                            -                  294,669              294,669
                                                            --------------    ------------------    -----------------
 Balance, December 31, 2000                                     23,822,101             (168,322)           23,653,779
                                                            ==============    ==================    =================

DEBT - Note E

Aggregate maturities of debt are as follows: 2001, $8.0 million; 2002, $94.5 million; 2003, $9.0 million; 2004, $8.0 million; and 2005, $16.7 million.

At the beginning of 2000, Steel's credit facilities consisted of a $90.0 million revolving line of credit and a three year $10.0 million term loan. In October of 2000, the revolving line of credit was increased to $120.0 million which matures in 2002. Under this revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At December 31, 2000, borrowings totaled $93.5 million including $7.0 million on the term loan with a remaining availability of $33.5 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

The loan agreements contain various restrictive covenants which requires, among other things, that Steel meets specified quarterly financial ratios, including cash flow and net worth measurements, which Steel anticipates achieving. Steel's ability to incur additional indebtedness is also restricted under the agreements. In addition, Steel's ability to pay cash dividends is prohibited by the agreement. Steel was in compliance with the covenants at December 31, 2000. At December 31, 2000, Lone Star's equity in the net assets of Steel was $153.6 million.

On January 3, 2000, the acquisition date, Fintube entered into a senior credit facility providing a $20.0 million revolving line of credit and a $39.0 million term loan used to pay part of the cash portion of the purchase price in its acquisition of substantially all of the assets of Fintube Limited Partnership. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At December 31, 2000, the line of credit included a base revolver, a LIBOR revolver, and a base swingline note. The maximum amount Fintube may borrow under the agreement is $20.0 million. Interest is paid quarterly at prime plus 0.5% under the base revolver and base swingline note and at LIBOR plus 2% under the LIBOR revolver (10% and 8.5%, respectively, at December 31, 2000). The line of credit expires in December 2005, is secured by all assets of Fintube and is guaranteed by Lone Star and Fintube Canada, Inc. As of December 31, 2000, borrowings by Fintube on the revolving line of credit totaled approximately $9.7 million, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $8.8 million. The term loan is payable in quarterly installments of $1.5 million through 2002 and $1.75 million from 2003-2005, and had a balance remaining at December 31, 2000 of $33.0 million. The term loan bears interest at LIBOR plus 2% (8.5% at December 31, 2000) and matures in December 2005. It is secured by all assets of Fintube and is guaranteed by Lone Star and Fintube Canada, Inc.

The term note requires, among other things, that Fintube maintain a minimum net worth, a minimum leverage ratio, a minimum fixed charge coverage ratio, and a capital expenditures limit. At December 31, 2000, Fintube was either in compliance with the covenants or had obtained the necessary covenant waivers.

Steel engages in slab consignment and sales agreements with third parties. Under these agreements, Steel arranges for third parties to purchase slabs from vendors that manufacture the slabs and the third party consigns the slab inventory to Steel. Steel is then required to repurchase the slab inventory based on usage within specified time periods. These inventory financing transactions have been accounted for as product financing arrangements. Inventory financed under these arrangements has been recorded as inventory by Steel. At December 31, 2000, there was $9.3 million included in accounts payable under these financing arrangements.

Interest expense incurred in 2000, 1999 and 1998 was $14.4 million, $4.6 million and $4.0 million, respectively.

NET EARNINGS PER SHARE - Note F

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share in 2000, 1999, and 1998 were 23.5 million, 22.5 million, and 22.5 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. Dilutive securities (stock options) equivalent to
0.8 million shares of common stock were outstanding at December 31, 2000. Lone Star had losses in 1999 and 1998 and the effect of including dilutive securities in earnings per share would have been anti-dilutive. The numbers of shares used to compute diluted earnings per share in 2000, 1999, and 1998, were 24.3 million, 22.5 million, and 22.5 million, respectively.

INCOME TAXES - Note G

There was current income tax expense of $1.8 million for 2000, which included $0.8 million for federal alternative minimum tax and $1.0 million for state and foreign income taxes, and none for 1999 and 1998. There was no deferred income tax expense or benefit for 2000, 1999, or 1998. A reconciliation of the U.S. Federal statutory rate to actual income tax expense is as follows:

                                                                                    ($ in millions)
                                                                            2000          1999           1998
                                                                          --------      ------          ------
       Income (loss) from continuing operations before income tax           40.4          (5.5)       $  (32.3)
       Statutory federal income tax rate                                     35%           35%             35%
                                                                          ======        ======          ======
       Income tax (benefit) expense at statutory rate                       14.1          (1.9)          (11.3)
       Net operating loss, benefit not recognized (recognized)             (13.3)          1.9            11.3
                                                                          ------        ------          ------
       Federal alternative minimum tax                                       0.8            -               -
       State and foreign income taxes                                        1.0            -               -
                                                                          ------        ------          ------

               Total income tax expense                                     $1.8        $   -         $     -
                                                                          ======        ======          ======

The following table discloses the components of the deferred tax amounts at December 31, 2000 and 1999:

                                                                                            ($ in millions)
                                                                                            2000          1999
                                                                                         --------      --------
Deferred tax assets - temporary differences
       Postretirement benefit accruals                                                   $ 8.3          $ 10.3
       Environmental reserves                                                              3.7             3.9
       Other expense accruals and reserves                                                 6.6             5.9
       Inventories                                                                         5.2             5.3
       Other                                                                               0.5             0.4
                                                                                           ---             ---
           Total deferred tax assets - temporary differences                              24.3            25.8
           Net operating loss carryforwards                                               85.6            91.8
           Alternative minimum tax credit carryforward                                     1.8             1.0
                                                                                        -------           -----
           Total deferred tax assets                                                     111.7           118.6
Deferred tax liability - temporary difference for basis in
       and depreciation of property, plant, and equipment                                (37.2)          (34.9)
                                                                                         ------          ------
           Net deferred tax assets                                                        74.5            83.7
           Less valuation allowance                                                      (74.5)          (83.7)
                                                                                         ------          ------
           Net deferred tax amount                                                       $   -           $   -
                                                                                         ======          ======

At December 31, 2000, Lone Star had federal tax net operating loss carryforwards (NOL's) of approximately $244.7 million, a portion of which may be related to American Federal Bank, a former subsidiary of Lone Star and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. The NOL's are available for utilization by Lone Star, Steel, Fintube, Bellville and the other subsidiaries. If not utilized, the NOL's will expire between years 2003 and 2019, and their future availability may be limited if Lone Star or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. Lone Star's common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOL's. Due to these uncertainties regarding possible utilization of NOL's and the sensitivity of earnings to the level of domestic drilling activity, valuation allowances were recorded to fully reserve the computed net deferred tax assets.

EMPLOYEE BENEFIT PLANS - Note H

Defined contribution plans. Defined contribution plans are available to substantially all full-time employees under which participants can make voluntary pretax contributions. For nonbargaining unit employees, matching contributions are provided within specified limits. Steel makes contributions at rates specified under collective bargaining agreements for its bargaining unit employees. Contributions totaled $2.7 million, $1.2 million, and $1.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Nonqualified deferred compensation plan. Beginning in 2000, Lone Star offered a nonqualified compensation plan to a select group of management and highly compensated employees of Lone Star and its participating affiliates that provides eligible employees the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 25% of total compensation and Lone Star will match 50% of the amount deferred by each employee. The total liability was $0.1 million at December 31, 2000.

Employee stock purchase plan. During 2000, Lone Star adopted an employee stock purchase plan for all eligible employees. Eligible employees include all regular full-time employees of Lone Star and its subsidiaries, who have been employed for at least 12 months. Eligible employees may defer up to 5% of their compensation for each quarter for the purchase of Lone Star common stock. Shares are purchased at the end of each quarter at a price equal to the lower of: (a) 90% of the market price of Lone Star's common stock on the first day of the quarter, or (b) 90% of the market price of Lone Star's common stock on the last day of the quarter. The maximum number of Lone Star shares that may be purchased for all participants under the plan is 200,000 shares.

Stock option plan. Lone Star has a long-term incentive plan which provides for the issuance of up to 2,700,000 shares of common stock to key employees and outside directors through the granting of incentive (the right to grant further incentive options expired in 1995) and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants. The option price is the average of the high and low market price on the date of the grant. Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the one-year anniversary of the grant date and an additional one-fourth becoming exercisable on the same anniversary date over the next three years. If the optionee's employment is terminated under certain circumstances after a change of control of Lone Star occurs before an option's fourth anniversary, the option may be exercised in full earlier. Also, accelerated vesting of options can occur upon death or retirement from employment of an option holder. Following is a summary of stock option activity during 2000, 1999, and 1998:

                                                                                                     Weighted
                                                                                                      Average
                                                                                                      Exercise
                                                  Shares Under Option          Price Range ($)        Price ($)
                                                  -------------------          ---------------       ----------
      Outstanding, December 31, 1997                    925,875                2.59   - 19.75           12.73
           Granted in 1998                              257,500               22.56   - 31.28           24.68
           Exercised in 1998                            (94,500)               3.06   - 19.75           13.41
           Cancelled in 1998                            (27,000)               6.88   - 31.28           20.14
                                                      ---------                ----     -----           -----
      Outstanding, December 31, 1998                  1,061,875                2.59   - 31.28           16.46

                                                                                                     Weighted
                                                                                                      Average
                                                                                                      Exercise
                                                  Shares Under Option          Price Range ($)        Price ($)
                                                  -------------------          ---------------       ----------
           Granted in 1999                              424,375               13.00   - 16.75           13.57
           Exercised in 1999                           (103,125)               3.06   - 19.75           8.80
           Cancelled in 1999                            (75,000)              19.06   - 19.06           19.06
                                                      ---------                ----     -----           -----
      Outstanding, December 31, 1999                  1,308,125                2.59   - 31.28           15.98
           Granted in 2000                               650,000              27.19   - 50.06           33.79
           Exercised in 2000                            (282,400)              2.59   - 31.28           12.49
           Cancelled in 2000                            (22,000)              27.19   - 27.19           27.19
                                                      ---------                ----     -----           -----
      Outstanding, December 31, 2000                  1,653,725                3.06   - 50.06           23.43

The weighted average fair value per option granted in 2000, 1999, and 1998 was $17.45, $6.68, and $14.28, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2000, 1999, and 1998, respectively: risk-free interest rates of 6.69%, 5.37%, and 5.60%; volatility of 49.37%, 48.53% and 48.83%; and expected lives of five years for all option grants without payment of dividends. During 2000 Lone Star also issued restricted stock grants to certain employees with a value of $0.4 million. Lone Star accounts for this plan pursuant to APB Opinion No. 25, under which compensation cost has not been recognized. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of that expected in future years. Had compensation cost for this plan been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                         2000          1999                 1998
                                                                         ----          ----                 -----
    Net income (loss)  - as reported ($ in millions)                   $   38.6       $   (5.5)          $    (24.9)
                       - pro forma ($ in millions)                     $   33.0       $   (8.1)          $    (27.0)

    Basic earnings per share - as reported                             $   1.64       $  (0.24)          $    (1.10)
                             - pro forma                               $   1.40       $  (0.36)          $    (1.19)

    Diluted earnings per share - as reported                           $   1.59       $  (0.24)          $    (1.10)
                               - pro forma                             $   1.36       $  (0.36)          $    (1.19)

Lone Star granted options to employees of Fintube on the acquisition date, which vest only upon the achievement of certain operating performance criteria in 2000 and 2001. Fintube has recorded approximately $500,000 in compensation expense related to the options granted to the employees of Fintube in 2000 for which performance requirements have been met or expect to be met. Compensation expense for these options is re-measured each reporting date based on the market price of Lone Star's stock and continuing achievement of performance criteria.

At December 31, 2000, 628,650 shares were available for grant and 548,069 shares were exercisable. The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 1,653,725 options outstanding as of December 31, 2000:


                                     Options Outstanding     Options Exercisable
                                     -------------------     -------------------
                                   Weighted      Weighted              Weighted
                                    Average       Average               Average
                                   Exercise     Contractual            Exercise
Exercise Price Range     Shares     Price       Life (Yrs.)   Shares    Price
--------------------   ---------   --------     -----------  -------   --------
$  3.06 - $ 3.06          25,000    $ 3.06          1.3       25,000    $ 3.06
   6.00 -   8.81         143,350      7.87          3.8      143,350      7.87
  11.06 -  16.28         419,000     13.70          8.1      117,125     13.29
  16.75 -  22.56         279,375     20.01          6.6      186,094     20.02
  27.19 -  34.06         712,000     31.72          8.7       76,500     31.28
  50.06 -  50.06          75,000     50.06          9.4           --        --
----------------       ---------    ------          ---      -------    ------
$  3.06 - $50.06       1,653,725    $23.43          7.7      548,069    $16.20


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

The measurement dates for determining the assets and obligations of these plans were November 30, 2000, 1999, and 1998. The following table sets forth the changes in the plans' benefit obligations, assets and funded status amounts recognized in the consolidated balance sheets at December 31, 2000, 1999, and 1998 (in millions):

                                                           Pension Benefits                 Other Benefits
                                                     ------------------------------   -------------------------------
CHANGE IN BENEFIT OBLIGATION                          2000        1999      1998        2000       1999       1998
                                                     --------    -------   --------   -------     --------   --------
Benefit obligation at beginning of year               $  76.8       84.0       82.7   $  12.6         13.9       12.3
  Service cost                                            0.9        1.0        0.9       0.5          0.6        0.5
  Interest cost                                           5.4        5.3        5.4       0.9          0.9        0.8
  Amendments                                                -          -        0.5         -            -          -
  Actuarial loss (gain)                                  (1.6)      (7.0)       1.2      (1.8)        (2.1)       1.2
  Benefits paid                                          (6.3)      (6.5)      (6.7)     (0.7)        (0.7)      (0.9)
                                                     --------    -------   --------   -------     --------   --------
Benefit obligation at end of year                     $  75.2       76.8       84.0      11.5         12.6       13.9
                                                     ========    =======   ========   =======     ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year        $  58.6       54.3       53.2   $     -            -          -
  Actual return on plan assets
                                                          1.4        8.7        2.8         -            -          -
  Employer contributions                                 10.8        2.1        5.0       0.7          0.7        0.9
  Benefits paid                                          (6.3)      (6.5)      (6.7)     (0.7)        (0.7)      (0.9)
                                                     --------    -------   --------   -------     --------   --------
Fair value of plan assets at end of year              $  64.5       58.6       54.3         -            -          -
                                                     ========    =======   ========   =======     ========   ========
RECONCILIATION OF FUNDED STATUS
Unfunded status - obligation in excess of assets      $  10.7       18.2       29.7   $  11.5         12.6       13.9
Unrecognized actuarial gain (loss)                       (4.3)      (2.1)     (13.7)      3.5          1.8       (0.3)
Unrecognized net obligation at January 1, 1986              -       (1.0)      (2.1)        -            -          -
Unrecognized prior service cost                          (1.5)      (1.6)      (1.7)        -            -          -
                                                     --------    -------   --------   -------     --------   --------
  Net amount recognized                               $   4.9       13.5       12.2   $  15.0         14.4       13.6
                                                     ========    =======   ========   =======     ========   ========

Amounts Recognized in Consolidated                         Pension Benefits                   Other Benefits
                                                   --------------------------------  -------------------------------
Balance Sheets                                       2000        1999      1998        2000        1999      1998
                                                   ----------  --------- ----------  ----------  --------- ---------
Postretirement benefit obligations - current          $     -        4.9          -    $    0.8        0.9       1.0
ostretirement benefit obligations - noncurrent           10.2       12.6       28.9        14.2       13.5      12.6
Other noncurrent assets - prepaid benefit cost           (0.7)         -          -           -          -         -
Other noncurrent assets - intangible asset               (1.0)      (2.6)      (3.9)          -          -         -
Accumulated other comprehensive loss                     (3.6)      (1.4)     (12.8)          -          -         -
                                                   ----------  --------- ----------  ----------  --------- ---------
  Net amount recognized                                   4.9       13.5       12.2        15.0       14.4      13.6
                                                   ==========  ========= ==========  ==========  ========= =========


In determining the benefit obligation, weighted average discount rates of 7.5%, 7.5% and 6.5% were used for 2000, 1999, and 1998, respectively. Other assumptions utilized for all three years included a 9.0% expected long-term rate of return on plan assets and a 4.0% annual increase in the compensation rate.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The annual rate of increase in the per capita costs of covered health care benefits is assumed to decrease gradually from 7.0% to an ultimate trend rate of 6.0% by the year 2005. Increasing the assumed medical cost trend rates by one percentage point in each year would have resulted in a $1.0 million increase in the benefit obligation as of December 31, 2000 and a $0.2 million increase in the aggregate of the service cost and interest cost components of net periodic benefit expense for 2000. A 1.0% decrease in the assumed trend rates would have resulted in a $0.9 million decrease in the benefit obligation and a $0.1 million decrease in expense.

The pension plans' assets consist primarily of short-term money market investments, government and corporate obligations, real estate, and public market equity securities.

Net periodic benefit expense for 2000, 1999, and 1998, included the following components:

                                                                            ($ in millions)
                                                             Pension Benefits               Other Benefits
                                                        --------------------------     ------------------------
                                                        2000       1999       1998     2000      1999      1998
                                                        ----       ----       ----     ----      ----      ----
Service cost                                          $  0.9        1.0        0.9    $  0.5      0.6       0.5
Interest cost                                            5.4        5.3        5.4       0.9      0.9       0.8
Expected return on plan asset                           (5.3)      (4.6)      (4.7)        -        -         -
Amortization of net obligation at January 1, 1986        1.0        1.0        1.0         -        -         -
Amortization of prior service cost                       0.2        0.2        0.1         -        -         -
Recognized net actuarial loss                              -        0.5        0.1         -        -         -
                                                      ------      -----      -----    ------   ------     -----
    Net periodic benefit expense                      $  2.2        3.4        2.8       1.4   $  1.5       1.3
                                                      ======      =====      =====    ======   ======     =====

Profit sharing plans. Lone Star and its subsidiaries have profit sharing plans for substantially all employees which provide for payment of a specified percentage of quarterly operating earnings. Steel makes certain minimum payments to bargaining unit employees. Total payments to employees were $3.6 million, $0.7 million, and $1.5 million for 2000, 1999, and 1998, respectively.

COMMITMENTS AND CONTINGENCIES - Note I

Various commitments for the purchase of raw materials, certain tubular goods, supplies, services, and energy arising in the ordinary course of business are incurred. The majority of these commitments are for a period of less than one year.

Lone Star's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. The primary governmental oversight agencies include the Texas Natural Resource Conservation Commission and the Environmental Protection Agency. Agreements are in place with these agencies to conduct numerous environmental studies and to develop plans to ensure continuous compliance with applicable laws and regulations. Various environmental studies, monitoring programs, and capital projects are ongoing. Estimated expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities as shown in Note C and are computed on a non-discounted basis. Included in other noncurrent liabilities are environmental reserves $9.8 million and $10.7 million at December 31, 2000 and 1999 respectively. Current reserves of $1.0 million and $0.5 million are included in accrued liabilities at December 31, 2000 and 1999, respectively. Lone Star believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

Equipment is leased under various operating leases. Rental expense totaled $3.8 million, $3.6 million, and $3.7 million in 2000, 1999, and 1998, respectively. Future minimum lease payments under noncancellable operating leases are as follows: 2001, $1.7 million; 2002, $1.5 million; 2003, $0.7 million; 2004, $0.7 million; 2005, $0.6 million; and thereafter, $0.7 million.

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

SPECIAL CHARGES (1998) - Note J

In response to 1998 market conditions, certain operations were restructured and downsized. Lower operating rates resulted in the need to reduce employment levels and initiate other actions. As a result, special charges of $14.5 million were recognized in the 1998 consolidated statement of operations, which included the following items in millions:

    Write-down of property, plant, and equipment and
      related supplies to fair value                                     $  8.1
    Renegotiated or cancelled contractual obligations                       4.4
    Employee severance cost                                                 2.0
                                                                         -------
           Total special charges                                           $14.5
                                                                         =======

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

Employees were terminated or certain positions were identified for elimination as of December 31, 1998. Payments made to terminated employees were based on standard severance packages. Total employee severance costs included in special charges totaled $2.0 million, of which $1.1 million had been paid in 1998 and $0.9 million in 1999.

                                                                      ($ in millions)
                                                          Charged
                                           Balance at     to costs      Charged                        Balance
                                            beginning       and        to other                        at end
                                           of period      expenses     accounts     Deductions (b)    of period
                                           ------------ ------------- ------------  ---------------- ------------
   Year ended December 31, 1998
   Reserves for special charges (a)       $     -           6.4            -             (1.1)           5.3
   Year ended December 31, 1999
   Reserves for special charges (a)       $    5.3            -            -             (5.3)            -

(a) Does not include special charge associated with the write-down of property, plant and equipment.
(b) Includes write-offs of accounts receivable and the utilization of reserves for special charges.

1998 EXTRAORDINARY GAIN - Note K

During 1992, The Coal Industry Retiree Health Benefit Act of 1992 ("Act") created a benefit plan fund to provide medical and death benefits to certain United Mine Workers of America ("UMWA") retirees and eligible dependents. In 1993, a liability was recorded for the total estimated future payments related to this Act. During 1998, as a result of a decision by the United States Supreme Court, relief from making payments under the Act was granted. Accordingly, the remaining UMWA liability was reversed in 1998, resulting in a $7.4 million extraordinary gain. There was no income tax effect recognized for the extraordinary gain.

ACQUISITIONS - Note L

On January 3, 2000, Lone Star through Fintube, a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Fintube Limited Partnership ("FLP") for a base purchase price of $82 million plus a $2.5 million adjustment for working capital and approximately $1.2 million in acquisition related expenses (the "Fintube Acquisition"). The Fintube Acquisition was effective as of January 1, 2000. The working capital adjustment was estimated at the closing and was reduced on an actual, post-closing basis by $0.7 million in July 2000. The consideration for the Fintube Acquisition was determined following a competitive bidding process in arm's-length negotiations between Lone Star and FLP. The acquired business involves the design and production of finned tubes and other products used in a variety of heat recovery applications. Lone Star is operating and using the assets acquired in the Fintube Acquisition in substantially the same manner as they were used by FLP prior to the Fintube Acquisition. Lone Star and Fintube utilized three different sources of financing to pay the purchase price. Lone Star used $20 million of cash that it received from Steel in connection with Steel's repayment of a $20 million subordinated loan from Lone Star. Steel borrowed the $20 million that it repaid to Lone Star under Steel's revolving line of credit. Additionally, Lone Star issued approximately $20 million of Lone Star common stock directly to the limited partners or other beneficial owners of FLP. Finally, Fintube entered into a new credit agreement with Bank of America, which provided (i) approximately $7 million under a revolving credit facility and (ii) $39 million under a term loan facility.

The Fintube Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the acquisition. The excess purchase price over the fair values of the tangible and intangible net assets acquired was approximately $49.5 million, has been recorded as goodwill and other intangibles and are being amortized on a straight-line basis over 30 years.

The net purchase price was allocated as follows (in millions):

         Current Assets                              $26.6
         Net property & equipment                     18.0
         Other Assets                                  0.7
         Goodwill & other intangibles                 49.5
         Liabilities Assumed                          (9.8)
                                                     -----
                  Net purchase price                 $85.0
                                                     =====


On April 1, 2000 Lone Star through Bellville Acquisition, Inc., a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Bellville for a base purchase price of $14.8 million less a $0.2 million adjustment for working capital (the "Bellville Acquisition"). The working capital adjustment was estimated at the closing and was further adjusted by an additional $0.1 million on an actual, post-closing basis in July 2000. The consideration for the Bellville Acquisition was determined through arm's length negotiations between Lone Star and Bellville. Lone Star financed the Bellville Acquisition through cash held by Lone Star and $5.0 million of borrowings. In connection with these borrowings, Steel borrowed $5.0 million under its present credit facility to repay the remaining $5.0 million of its subordinated loan to Lone Star. Lone Star guaranteed an additional $5.0 million of Steel's credit facility and pledged the stock of Bellville as collateral for such guaranty. The cash paid for the Bellville Acquisition was wired to Bellville on March 31, 2000; however, the purchase was not effective until April 1, 2000.

The Bellville Acquisition by Lone Star has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Bellville Acquisition. The excess purchase price over the fair values of the tangible and intangible net assets acquired was approximately $7.2 million, has been recorded as goodwill and other intangibles and are being amortized on a straight-line basis over 30 years.

The net purchase price was allocated as follows (in millions):

         Net property & equipment                    $  7.6
         Goodwill & other intangibles                   7.2
         Liabilities assumed                           (0.3)
                                                     ------
                  Net purchase price                 $ 14.5
                                                     ======

The unaudited pro forma results below assume the acquisitions occurred at the beginning of the periods presented ($ in millions, except per share amounts):

                                                                December 31,
                                                2000                1999                1998
                                              --------            --------            --------
Net sales                                     $ 645.5             $ 444.3             $ 505.5
Net income (loss)                                39.1                 4.6               (22.3)
Basic income (loss) per share                    1.66                0.20               (0.99)
Diluted income (loss) per share               $  1.61             $  0.20             $ (0.99)

The above pro forma results include adjustments to give effect to amortization of goodwill, interest expense and other purchase price adjustments. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results. Lone Star has not yet determined the final allocation of the purchase price of either acquisition and, accordingly, the amounts shown may differ from the amounts ultimately determined; however, that allocation is not expected to differ materially from the preliminary allocation.

NEW ACCOUNTING PRONOUNCEMENTS - Note M

The SEC recently issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Lone Star adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of this guidance did not have a material effect on the financial statements.

Effective January 1, 2001, Lone Star adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting, be recognized in the financial statements and measured at fair value, regardless of purpose or intent of holding them. The carrying value of Lone Star's financial instruments approximates fair value. Upon adoption of SFAS 133 on January 1, 2001, a transition obligation of $0.5 million was recorded related to the interest rate swap agreement. Additionally, a loss to other comprehensive income in the equity section of the balance sheet of $0.5 million was recorded. The loss recorded in other comprehensive income will be relieved over the life of the contract and taken into income.

Fintube uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from a variable to a fixed rate. Under its interest rate swap agreements, Fintube has agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate times the same notional principal amount. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in the fair value relating to the ineffective portion of these contract will be immediately recognized in income. These agreements expire in March 2003. At January 1, 2001, Fintube had notional principal amounts of interest rate swap agreements on outstanding debt of $17 million.

In 1999, the Financial Accounting Standards Board (FASB) issued an exposure draft for a proposed statement on business combinations and intangible assets. This exposure draft, among other things, eliminates pooling of interest business combinations, eliminates the amortization of goodwill and starts assessing goodwill on the impairment approach. The final version of the proposed standard is currently expected to be effective by the 2nd or 3rd quarter of 2001.

QUARTERLY FINANCIAL SUMMARY (unaudited)  - Note N

                                          ($ in millions, except share amounts; quarterly amounts unaudited):

                                                                         Quarter
                                                     -----------------------------------------------
                                                      First    Second     Third   Fourth  Total Year
                                                     ------    ------    ------   ------   ---------
2000
Net revenues                                         $156.6    $156.2    $170.2   $162.3     $645.3
Gross profit                                           17.9      22.0      22.6     23.4       85.9
Net income                                           $  7.1    $  8.8    $ 10.4   $ 12.3     $ 38.6

Per common share - basic
Net income available to common shareholders          $ 0.30    $ 0.37    $ 0.44   $ 0.52     $ 1.64

Per common share - diluted
Net income available to common shareholders          $ 0.29    $ 0.36    $ 0.43   $ 0.51     $ 1.59

1999
Net revenues                                         $ 65.5    $ 79.3    $101.9   $115.3     $362.0
Gross profit (loss)                                    (2.2)     (0.5)      6.9      8.6       12.8
Special charges                                          --        --        --       --         --
Net income (loss)                                    $ (6.6)   $ (4.8)   $  2.0   $  3.9     $ (5.5)

Per common share - basic

Net income (loss) available to common shareholders   $(0.29)   $(0.21)   $ 0.09   $ 0.17     $(0.24)

Per common share - diluted

Net income (loss) available to common shareholders   $(0.29)   $(0.21)   $ 0.09   $ 0.17     $(0.24)

                 LONE STAR TECHNOLOGIES, INC. AND SUBSIDIARIES
           Schedule I - Condensed Financial Information of Registrant
                              (Parent Company Only)

                                                         ($ in millions, except share data)
                                                               Years ended December 31,
                                                              --------------------------
Condensed Statements of Income                                  2000      1999      1998
------------------------------                                ------    ------    ------
General and administrative expenses                           $ (3.9)   $ (3.0)   $ (3.4)
Steel cost sharing                                               4.0       3.0       3.3
Fintube management fee                                           0.5        --        --
Bellville management fee                                         0.1        --        --
Equity in Steel's income (loss)                                 21.8      (9.4)    (28.0)
Equity in Fintube's income                                      11.1        --        --
Equity in Bellville's income                                     2.6        --        --
Interest income                                                  1.9       1.7       1.7
Other income                                                     0.4        --        --
Other intercompany income from Steel                             0.1       2.2       1.5
                                                              ------    ------    ------
Net income (loss)                                             $ 38.6    $ (5.5)   $(24.9)
                                                              ======    ======    ======
Cash dividends received from Bellville                        $  2.2    $   --    $   --
                                                              ======    ======    ======
                                                             As of December 31,
                                                             ------------------
Condensed Balance Sheets                                        2000      1999
------------------------                                      ------    ------
Current assets:
  Cash and cash equivalents                                   $ 25.3    $ 18.1
  Short-term investments                                         0.1       1.2
  Due from Steel                                                 0.6      25.6
  Other current assets                                           0.7       1.1
                                                              ------    ------
    Total current assets                                        26.7      46.0
Investment in Steel                                            153.6     134.1
Investment in Fintube                                           50.6        --
Investment in Bellville                                         14.9        --
Marketable securities                                           10.4      15.4
Other noncurrent assets                                          3.8       3.9
                                                              ------    ------
Total assets                                                  $260.0    $199.4
                                                              ======    ======

Current liabilities:                                          $  1.1    $  0.6
Other noncurrent liabilities                                     3.1       2.9
                                                              ------    ------
Total liabilities                                             $  4.2    $  3.5
                                                              ======    ======

Shareholders' equity:
  Preferred stock, $1 par value \
    (authorized: 10,000,000 shares, issued: none)             $   --    $   --
  Common stock, $1 par value
    (authorized: 80,000,000 shares, issued:                       --        --
    23,822,101 and 23,061,864, respectively)                    23.8      23.1
  Capital surplus                                              221.5     206.6
  Accumulated comprehensive loss                                (3.6)     (1.4)
  Accumulated income (deficit)                                  17.6     (21.0)
  Treasury stock (168,322 and 462,991 common
    shares, respectively, at cost)                              (3.5)    (11.4)
                                                              ------    ------
    Total shareholders' equity                                 255.8     195.9
                                                              ------    ------
Total liabilities and shareholders' equity                    $260.0    $199.4
                                                              ======    ======

                                                               Years ended December 31,
                                                              --------------------------
Condensed Statements of Cash Flows                              2000      1999      1998
----------------------------------                            ------    ------    ------
Net income (loss)                                             $ 38.6    $ (5.5)   $(24.9)
Undistributed equity in Steel's (income) loss                  (21.8)      9.4      28.0
Undistributed equity in Fintube's income                       (11.1)       --        --
Undistributed equity in Bellville's income                      (2.6)       --        --
Other                                                            1.2      (2.4)     (0.2)
                                                              ------    ------    ------
  Net cash provided (used) by operating activities               4.3       1.5       2.9
  Net cash provided (used) by investing activities             (27.8)     (4.5)     13.2
  Net cash provided (used) by financing activities              30.7       0.9      (0.6)
                                                              ------    ------    ------
    Net increase (decrease) in cash and cash equivalents         7.2      (2.1)     15.5
Beginning cash and cash equivalents                             18.1      20.2       4.7
                                                              ------    ------    ------
Ending cash and cash equivalents                              $ 25.3    $ 18.1    $ 20.2
                                                              ======    ======    ======
Supplemental disclosure of noncash transaction:
  Issuance of common stock for acquisition of Fintube         $ 20.0    $   --    $   --


                          LONE STAR TECHNOLOGIES, INC.
                 Schedule II - Valuation and Qualifying Accounts
                        December 31, 1998, 1999, and 2000
                                 ($ in millions)

                                        Balance at    Charged to    Charged to                  Balance at
                                        beginning     costs and       other                        end
Description                             of period     expenses      accounts    Deductions(b)   of period
-----------                             ---------     ----------    ----------  -------------   ----------
Year ended December 31, 1998
Allowance for doubtful accounts           $1.4            -            -           -            $1.4
Reserves for special charges (a)           -             6.4           -          (1.1)          5.3

Year ended December 31, 1999
Allowance for doubtful accounts            1.4            -            -          (0.1)          1.3
Reserves for special charges (a)           5.3            -            -          (5.3)           -

Year ended December 31, 2000
Allowance for doubtful accounts           $1.3           0.6          0.1          -            $2.0

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

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements - The following Consolidated Financial Statements are filed as part of this report:
      o     Report of Independent Public Accountants
      o Consolidated Statements of Earnings - for the years ended December 31, 2000, 1999, and 1998 (Degree)
      o     Consolidated Balance Sheets at December 31, 2000 and 1999 (Degree)
      o Consolidated Statements of Shareholders' Equity - at December 31, 2000, 1999, 1998, and 1997
      o     Consolidated Statements of Cash Flows -
             for the years ended December 31, 2000, 1999, and 1998
      o     Notes to Consolidated Financial Statements
 2.         Schedule I  - Condensed Financial Information of Registrant
            Schedule II - Valuation and Qualifying Accounts

Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.

3.         Index to Exhibits

Description

2.1 Asset Purchase Agreement dated as of November 16, 1999 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership (incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000.)
2.2 First Amendment to Asset Purchase Agreement dated as of January 1, 2000 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership (incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000.)
2.3 Asset Purchase Agreement dated as of March 7, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star as filed on April 14, 2000.)
2.4 First Amendment to Asset Purchase Agreement dated as of March 31, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K of Lone Star as filed on April 14, 2000.)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of Lone Star as filed on April 4, 1986, File No. 33-4581).
3.2 Certificate of Amendment to Certificate of Incorporation dated September 30, 1986 (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement of Lone Star as filed on February 4, 2000, File No. 333-96207).
3.3 Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, Lone Star, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of Lone Star as filed on April 4, 1986, File No. 33-4581).
3.4 By-Laws as adopted March 6, 1986, as amended effective September 30, 1986 and March 15, 1990 (incorporated by reference to Exhibit 3.5 to Form S-3 Registration Statement of Lone Star as filed on February 4, 2000, file No. 333-96207).
3.5 Certificate of Amendment to Certificate of Incorporation dated May 20, 1998 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended June 30, 1998).
4.1 Statement of Resolution establishing Cumulative Preferred Stock, Series A (par value $1 per share), dated September 9, 1988 (incorporated by reference to Exhibit 3(c) of Form 10-K of Lone Star filed April 7, 1989).
4.2 Lone Star Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002 (Eurobonds), dated August 26, 1987 (incorporated by reference to
          Exhibit 4(c) of Form 10-K of Lone Star as filed on April 7, 1989).

4.3 Stock Registration Agreement dated January 1, 2000 among Lone Star Technologies, Inc., Fintube Limited Partnership, Yorktown Energy Partners, Brown University Third Century Fund, Warburg, Dillon, Reed, L.L.C. and Ticonderoga Partners and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Form S-3 Registration Agreement of Lone Star as filed on February 4, 2000, File No. 333-96207).
4.4 Letter Agreement dated October 19, 2000 by Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation to Lone Star (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to Form S-3 Registration Statement of Lone Star as filed on October 30, 2000, File No. 333-41130.
10.1 Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of Lone Star as filed on October 22,
          1993).*
10.1(a) Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form 10-Q of Lone Star for the quarter ended June 30, 1997).*
10.1(b) Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 14, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1998).*
10.1(c) Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 11, 1999 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1999).*
10.1(d) Amendment to the Amended 1985 Long-Term Incentive Plan adopted on May 9, 2000 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 2000.) *
10.2 Lone Star Corporate Improvement Incentive Program adopted October 9, 1990 (incorporated by reference to Exhibit 10(s) to Form 10-K as filed on March 15, 1991).*
10.3 Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between Lone Star and John P. Harbin, Charles J. Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between Lone Star and Rhys
          J. Best (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).*
10.4 Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to
          Exhibit 10(af) to Form 10-K as filed on March 15, 1993); Amendment agreement dated February 14, 1994 (related to Financing Agreement dated March 2, 1993).
10.5 Amendment Agreement dated February 14, 1994, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10.9 to Form 10-K as filed on March 28, 1996).
10.6 Amendment Agreement dated September 25, 1995, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to Exhibit 10.10 to Form 10-K as filed on March 28, 1996).
10.7 Amendment Agreement dated March 4, 1996, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.8 Amendment Agreement dated January 17, 1997, related to Financing Agreement dated March 2, 1993, between The CIT Group/Business Credit, Inc. and Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.9 Loan and Security Agreement dated March 22, 1993, between Steel and the CIT Group Equipment Financing, Inc. (incorporated by reference to
          Exhibit 10.9 to Form 10-K as filed on February 27, 1995).
10.10 Agreement dated November 2, 1994, among Steel, Lone Star, and certain minority holders of Steel regarding participation in the First Capital Project by acquiring convertible preferred stock of Steel (incorporated by reference to Exhibit 10.11 to Form 10-K as filed on February 27, 1995).
10.11 Stockholders and Registration Rights Agreement among Steel, Lone Star, and Minority Shareholders of Steel, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992).
10.12 Cost Sharing Agreement between Steel and Lone Star, dated May 16, 1991 (incorporated by reference to Exhibit 10(p) to Form 10-K filed on March 5, 1992); Amendment to the Cost Sharing Agreement dated May 16, 1991, between Lone Star and Steel dated March 2, 1993 (incorporated by reference to Exhibit 10(ai) to Form 10-K as filed on March 15, 1993).
10.13 Tax Allocation and Indemnification Agreement dated May 16, 1991, between Steel and Lone Star (incorporated by reference to Exhibit 10(r) to Form 10-K filed on March 5, 1992); Amendment to Tax Allocation and Indemnification Agreement dated May 16, 1991, among Lone Star, Steel, and Steel subsidiaries dated March 2, 1993 (incorporated by reference to Exhibit 10(ah) to Form 10-K as filed on March 15, 1993).

10.14 Stock Purchase Agreement, Assistance Agreement, Capital Maintenance Agreement, and Subordination Agreement regarding the acquisition by Lone Star of AFB dated August 18, 1988 (incorporated by reference to Form 8 (Amendment No. 3 to Form 8-K) dated January 11, 1989); Amendment No. 1 to the Assistance Agreement of August 18, 1988, dated August 31, 1990 (incorporated by reference to Exhibit 10(q) to Form 10-K as filed on March 15, 1991); Settlement Agreement and Second Amendment to Assistance Agreement dated September 30, 1992, among the FDIC, as Manager, the RTC, AFB, and LSST (incorporated by reference to Exhibit 10(ab) to Form 10-K as filed on March 15, 1993).
10.15 Agreement and Plan of Merger dated March 25, 1992, as amended by First Amendment to Agreement and Plan of Merger dated April 15, 1992, between AFB and Americity (incorporated by reference to Form 8-K dated July 14, 1992).
10.16 Holdback Escrow Agreement dated July 1, 1992, among Americity, AFB, Bank One, Texas, as Agent, and James C. Jarocki, as Shareholder Representative (incorporated by reference to Exhibit 10(x) to Form 10-K as filed on March 15, 1993).
10.17 Letter Agreement dated July 1, 1992, among AFB, Americity, and the FDIC, as Manager (regarding assignment and assumption of the Termination Agreement and Tax Benefits Cancellation Agreement) (incorporated by reference to Exhibit 10(y) to Form 10-K as filed on March 15, 1993); Termination Agreement dated December 18, 1991, among Americity, the FDIC, as Manager, and the RTC (terminating Assistance Agreement of November 18, 1988, between Americity and the FSLIC) (incorporated by reference to Exhibit 10(z) to Form 10-K as filed on March 15, 1993); Tax Benefits Cancellation Agreement dated December 18, 1991, among Americity, the FDIC, as Manager, and the RTC (incorporated by reference to Exhibit 10(aa) to Form 10-K as filed on March 15, 1993).
10.18 Stock Purchase Agreement and Agreement and Plan of Reorganization by and among Guaranty Federal Bank, F.S.B., Guaranty Holdings, Inc. I, Lone Star, and LSST Financial Services Corporation, dated February 16, 1993, First Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated April 2, 1993, Second Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated August 31, 1993, and Third Amendment to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated September 30, 1993 (incorporated by reference to Exhibit B of Proxy Statement of Lone Star as filed October 22, 1993).
10.19 Holdback Escrow Agreement to Stock Purchase Agreement and Agreement and Plan of Reorganization, dated November 12, 1993 (incorporated by reference to Exhibit C of Proxy Statement of Lone Star as filed October 22, 1993).
10.20 Agreement dated October 31, 1995, among Steel, Lone Star and the minority shareholders of Steel regarding participation in capital projects not to exceed $5,000,000 by acquiring convertible preferred stock of Steel (incorporated by reference to Exhibit 10.23 to Form 10-K as filed on March 28, 1996).
10.21 Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.22 Assignment, Termination and Release dated January 21, 1997, among Steel, Lone Star, and the minority shareholders of Steel (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1996).
10.23 Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).
10.24 Cost Sharing Agreement dated as of July 1, 1997 between Lone Star and Steel, replacing Cost Sharing Agreement dated May 16, 1991 (Exhibit
          10.12 to this Form 10-K) (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).
10.25 Termination Agreement dated as of July 1, 1997 between Lone Star and Steel, terminating Tax Allocation and Indemnification Agreement dated May 16, 1991 (Exhibit 10.13 to this Form 10-K) (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).
10.26 Compromise and Settlement Agreement and Release dated July 31, 1997 between Lone Star and Guaranty Federal Bank, F.S.B. (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).
10.27 Consulting Agreement dated as of July 23, 1998 between Lone Star and John P. Harbin (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended September 30, 1998).*
10.28 Phantom Stock Deferred Compensation Plan adopted on September 22, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended September 30, 1998).*

10.29 First Amendment dated as of December 24, 1998 to Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1998).
10.30 Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended March 31, 1999).
10.31 Subordination Agreement dated March 12, 1999 between Lone Star and The CIT Group/Business Credit, Inc. (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended March 31, 1999).
10.32 Intercreditor Agreement dated March 12, 1999 among Lone Star, Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended March 31,
          1999).
10.33 Amendment agreement dated December 28, 1999 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1999.)
10.34(a) Limited Guaranty dated December 28, 1999 of Lone Star in favor of The CIT Group/Business Credit, Inc., as Agent (incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 1999.)
10.34(b) Limited Guaranty dated as of March 31, 2000 by and between the CIT Group/Business Credit, Inc., as agent, and Lone Star (incorporated by reference to Exhibit 2.3 to Form 8-K of Lone Star as filed on April 14, 2000.)
10.34(c) Stock Pledge Agreement dated as of March 31, 2000 by and between the CIT Group/Business Credit, Inc., as agent, and Lone Star (incorporated by reference to Exhibit 2.4 to Form 8-K of Lone Star as filed on April 14, 2000.)
10.35 Credit Agreement dated as of January 3, 2000 among Fintube Technologies, Inc. ("Fintube"), the financial institutions named in the Agreement ("Lenders") and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 2000.)
10.36 Employee Stock Purchase Plan adopted on May 9, 2000 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 2000.)*
10.37 Deferred Compensation Plan adopted by Lone Star's Board of Directors on May 9, 2000 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 2000.)*
10.38 Amendment agreement dated September 29, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended September 30, 2000.)
10.39 Amendment agreement dated October 25, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc.
10.40 Modification Agreement dated September __, 2000 to Credit Agreement dated as of January 3, 2000 among Fintube, the Lenders and Bank of America, N.A., as Agent for the Lenders.
10.41 Second Modification Agreement dated February 20, 2001 to Credit Agreement dated as of January 3, 2000 among Fintube, the Lenders and Bank of America, N.A., as Agent for the Lenders.

21        List of Subsidiaries.

23        Consent of Arthur Andersen LLP.

24        Powers of Attorney.

*  Management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K:

          Date of Report        Date Filed           Description
          --------------        ----------           -----------
          October 16, 2000      October 18, 2000     Results of operations
                                                     for the third quarter
                                                     of 2000

          October 18, 2000      October 20, 2000     Signing marketing agreement
                                                     with U.S. Steel

          October 19, 2000      October 20, 2000     New alliance for
                                                     seamless tubular products

          October 20, 2000      October 23, 2000     Amending registration
                                                     statement to convert it to
                                                     shelf registration

          December 12, 2000     December 12, 2000    Materials to be presented
                                                     by management to investors

ITEM 15. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    LONE STAR TECHNOLOGIES, INC.

Date:  March 27, 2001
                                                    By:   /s/ Charles J. Keszler
                                                    ----------------------------
                                                            (Charles J. Keszler)
                                                        Vice President and Chief
                                                               Financial Officer

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

Signature                                              Title                                       Date
---------                                              -----                                       ----

 /s/ Rhys J. Best                            ,   Chairman, Director, Chief                     March 27, 2001
---------------------------------------------    Executive Officer and President
 (Rhys J. Best)                                  (Principal Executive Officer)

 /s/ Charles J. Keszler                      ,   Vice President and Chief                      March 27, 2001
---------------------------------------------    Financial Officer (Principal Financial
(Charles J. Keszler)                             and Accounting Officer)

 /s/ Charles L. Blackburn                   *,   Director                                      March, 27, 2001
---------------------------------------------
 (Charles L. Blackburn)

 /s/ Frederick B. Hegi, Jr.                 *,   Director                                       March, 27, 2001
---------------------------------------------
 (Frederick B. Hegi, Jr.)

 /s/ James E. McCormick                     *,   Director                                       March, 27, 2001
---------------------------------------------
 (James E. McCormick)

 /s/  M. Joseph McHugh                      *,   Director                                       March, 27, 2001
---------------------------------------------
(M. Joseph McHugh)

/s/  Alfred M. Micallef                     *,   Director                                       March, 27, 2001
---------------------------------------------
(Alfred M. Micallef)

 /s/ Thomas M. Mercer, Jr.                  *,   Director                                       March, 27, 2001
---------------------------------------------
 (Thomas M. Mercer, Jr.)

/s/ Jerry E. Ryan                           *,   Director                                       March, 27, 2001
---------------------------------------------

*By: /s/ Charles J. Keszler
     ----------------------------------------
(Charles J. Keszler, Attorney-in-Fact)