Form 10-Q
period 2001-03-31
LONE STAR TECHNOLOGIES INC
filed 2001-05-04
CIK 791348

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2001

                         COMMISSION FILE NUMBER: 1-12881


                          LONE STAR TECHNOLOGIES, INC.



                            (A DELAWARE CORPORATION)

                       15660 N. DALLAS PARKWAY, SUITE 500
                               DALLAS, TEXAS 75248

                                  972/770-6401

                I.R.S. EMPLOYER IDENTIFICATION NUMBER: 75-2085454


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes T . No .

     As of March 31, 2001,, the number of shares of Common Stock outstanding at $1.00 par value per share was 23,746,240.



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

                Consolidated Statements of Income............................................................... 3

                Consolidated Balance Sheets......................................................................4

                Consolidated Statements of Cash Flows............................................................5

                Notes to Consolidated Financial Statements...................................................... 6


Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION..............10

                Results of Operations...........................................................................11

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


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................13



                           PART II - OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................13

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K....................................................................13

                      LONE STAR TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
            (UNAUDITED, IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                           FOR THE QUARTER ENDED MARCH 31,
                                                                            2001                    2000
                                                                       --------------------------------------
    Net revenues                                                         $ 179.4                 $ 156.6
    Cost of goods sold                                                    (154.9)                 (138.7)
                                                                       --------------------------------------
      Gross profit                                                          24.5                    17.9
    Selling, general and administrative expenses                            (8.4)                   (8.1)
                                                                       --------------------------------------
      Operating income                                                      16.1                     9.8
    Interest income                                                          0.5                     0.5
    Interest expense                                                        (3.0)                   (3.0)
    Other income                                                             0.2                     0.2
                                                                       --------------------------------------
      Income before income tax                                              13.8                     7.5
    Income tax                                                              (0.4)                   (0.4)
                                                                       --------------------------------------
      NET INCOME                                                         $  13.4                 $   7.1
    =========================================================================================================

    PER COMMON SHARE - BASIC:
      NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                        $  0.56                 $  0.30
    =========================================================================================================

    PER COMMON SHARE - DILUTED:
      NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                        $  0.55                 $  0.29
    =========================================================================================================

    WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                                                 23.7                    23.4
      Diluted                                                               24.4                    24.0

See accompanying notes.

                          LONE STAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       ($ IN MILLIONS, EXCEPT SHARE DATA)

                                                                                        March 31,             December 31,
                                                                                  -----------------------------------------
                                                                                            2001                      2000
                                                                                  -----------------------------------------
    ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                                                          $ 37.5                    $ 26.7
       Short-term investments                                                                  -                       0.1
       Accounts receivable, net                                                             94.4                      95.1
       Current inventories, net                                                            134.5                     129.5
       Other current assets                                                                  6.2                       6.1
                                                                                  -----------------------------------------
     TOTAL CURRENT ASSETS                                                                  272.6                     257.5

     Marketable securities                                                                   2.0                      10.4
     Property, plant, and equipment, net                                                   181.0                     180.6
     Goodwill, net                                                                          56.0                      57.2
     Other noncurrent assets                                                                10.0                       9.6
                                                                                  -----------------------------------------
    TOTAL ASSETS                                                                         $ 521.6                   $ 515.3
    =======================================================================================================================


    LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES:
       Current installments on long-term debt                                             $  8.0                    $  8.0
       Accounts payable                                                                     67.4                      55.1
       Accrued liabilities                                                                  24.1                      28.6
                                                                                  -----------------------------------------
      TOTAL CURRENT LIABILITIES                                                             99.5                      91.7
                                                                                  -----------------------------------------

      Term loan                                                                             30.0                      32.0
      Revolving credit facility                                                             81.6                      96.2
      Postretirement benefit obligations                                                    25.0                      24.5
      Other noncurrent liabilities                                                          15.8                      15.1
                                                                                  -----------------------------------------
    TOTAL LIABILITIES                                                                      251.9                     259.5
                                                                                  -----------------------------------------

    Commitments and Contingencies (See Note I)                                                 -                         -

    SHAREHOLDERS' EQUITY:
      Preferred stock, $1 par value
         (authorized:  10,000,000 shares, issued:  none)                                       -                         -
      Common stock, $1 par value
         (authorized:  80,000,000 shares, issued:  23,822,101                               23.8                      23.8
      Capital surplus                                                                      220.4                     221.5
      Accumulated other comprehensive loss                                                  (4.3)                     (3.6)
      Accumulated income (deficit)                                                          31.0                      17.6
      Treasury stock at cost (75,861 and 168,322 common shares, respectively)               (1.2)                     (3.5)
                                                                                  -----------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                             269.7                     255.8
                                                                                  -----------------------------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 521.6                   $ 515.3
    =======================================================================================================================

See accompanying notes.

                       LONE STAR TECHNOLOGIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ($ IN MILLIONS)

                                                                                  For the Quarter Ended
                                                                                        March 31,
                                                                                  2001             2000
                                                                             ------------------------------
       BEGINNING CASH AND CASH EQUIVALENTS                                      $ 26.7           $ 22.2
       ====================================================================================================

       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income
                                                                                  13.4              7.1
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
          PROVIDED (USED) BY OPERATING ACTIVITIES:
          Depreciation and amortization                                            5.7              5.1
          Accounts receivable, net                                                 0.7            (15.3)
          Current inventories, net                                                (5.0)           (22.9)
          Accounts payable and accrued liabilities                                 7.8             13.2
          Other                                                                    0.1              2.1
                                                                             ------------------------------
                 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 22.7            (10.7)

       CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                    (4.8)            (4.0)
          Sale (Purchase) of Short-term investments                                0.1             (0.1)
          Sale (Purchase) of Marketable securities                                 8.4             (5.0)
          Advance payment for acquisitions                                           -            (14.6)
          Cash paid for acquisitions, net of cash received                           -            (67.1)
                                                                             ------------------------------
                 NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                  3.7            (90.8)

       CASH FLOWS FROM FINANCING ACTIVITIES:
          Initial borrowings under new revolving credit facility                     -              6.8
          Net borrowings (payments) under revolving credit facility              (14.6)            41.5
          Issuance of term note                                                      -             39.0
          Term note repayment                                                     (2.0)            (2.0)
          Issuance of common stock                                                 1.0              1.1
                                                                             ------------------------------
                 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                (15.6)            86.4
                                                                             ------------------------------

                  Net increase (decrease) in cash and cash equivalents            10.8            (15.1)
                                                                             ------------------------------

                 ENDING CASH AND CASH EQUIVALENTS                               $ 37.5            $ 7.1
       ====================================================================================================

       SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
          Issuance of common stock for acquisition of Fintube                   $    -             20.0

See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1
In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and the cash flows and the results of operations for the three months ended March 31, 2001 and 2000. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2000. Lone Star Technologies, Inc. ("Lone Star") acquired the assets of Fintube Limited Partnership ("FLP") and Bellville Tube Corporation ("Bellville"), on January 3, 2000 and April 1, 2000, respectively. The accompanying consolidated financial statements include the operations of Fintube Technologies, Inc. ("Fintube") for the three-months ended March 31, 2000 and 2001, and the operations of Bellville for the three-months ended March 31, 2001. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - ACQUISITIONS
On January 3, 2000, Lone Star through Fintube, a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of FLP for a base purchase price of $82 million plus a $1.8 million adjustment for working capital and $1.2 million in acquisition related expenses (the "Fintube Acquisition"). The Fintube Acquisition was effective as of January 1, 2000. The acquired business involves the design and production of finned tubes and other products used in a variety of heat recovery applications. Lone Star is operating and using the assets acquired in the Fintube Acquisition in substantially the same manner as they were used by FLP prior to the Fintube Acquisition. Lone Star and Fintube utilized three different sources of financing to pay the purchase price. Lone Star used $20 million of cash and issued $20 million of Lone Star common stock directly to the limited partners or other beneficial owners of FLP. Fintube entered into a new Credit Agreement with Bank of America, which provided (i) $7 million under the revolving credit facility and (ii) $39 million under the term loan facility.

The Fintube Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Fintube Acquisition. The excess purchase price over the fair values of the tangible net assets acquired was $49.5 million, has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

On April 1, 2000 Lone Star through Bellville Acquisition, Inc., a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Bellville for a base purchase price of $14.8 million less a $0.3 million adjustment for working capital (the "Bellville Acquisition"). Lone Star financed the Bellville Acquisition through cash held by Lone Star and $5 million of borrowings. The cash paid for the Bellville Acquisition was wired to Bellville on March 31, 2000; however, the purchase was not effective until April 1, 2000.

The Bellville Acquisition by Lone Star has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Bellville Acquisition. The excess purchase price over the fair values of the tangible net assets acquired was approximately $7.2 million, has been recorded as goodwill and other intangibles and is being amortized on a straight-line basis over 30 years.

The net purchase price was allocated as follows (in thousands):

         Net property & equipment...                 $   7.6
         Goodwill & other intangibles                    7.2
         Liabilities assumed........                    (0.3)
                                                     --------

                  Net purchase price                 $  14.5
                                                     ========

The unaudited pro forma results below assume the Bellville Acquisition occurred at the beginning of the period presented (in millions, except per share amounts):

                                                              March 31, 2000
                                                             ----------------
    Net sales                                                    $ 156.8
    Net income                                                       7.6
    Basic income per share                                          0.33
    Diluted income per share                                        0.32

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

NOTE 3 - BUSINESS SEGMENTS DATA

                                                                    For the Quarter Ended March 31,
                                                                           ($ in millions)
                                                                      2001                  2000
                                                              ---------------------------------------
    OILFIELD PRODUCTS
    Net revenues                                                   $ 114.8                   $  82.2
    Operating income (loss)                                           14.8                       4.3
    Identifiable assets                                              260.4                     194.5
    Capital expenditures                                               2.5                       2.2
    Depreciation and amortization                                      2.6                       2.5

    SPECIALTY TUBING
    Net revenues                                                   $  46.9                   $  58.6
    Operating income (loss)                                            3.7                       6.6
    Identifiable assets                                              197.2                     224.7
    Capital expenditures                                               1.9                       1.8
    Depreciation and amortization                                      2.4                       2.4

    FLAT ROLLED STEEL AND OTHER PRODUCTS
    Net revenues                                                   $  17.7                   $  15.8
    Operating loss                                                    (1.3)                     (0.1)
    Identifiable assets                                               21.9                      20.7
    Capital expenditures                                               0.2                        -
    Depreciation and amortization                                      0.6                       0.2

    CORPORATE AND OTHER NON-SEGMENTS
    Operating loss                                                $   (1.1)                  $  (1.0)
    Identifiable assets                                               42.1                      47.1
    Capital expenditures                                               0.2                        -
    Depreciation and amortization                                      0.1                        -

    CONSOLIDATED TOTALS
    Net revenues                                                   $ 179.4                   $ 156.6
    Operating income (loss)                                           16.1                       9.8
    Total assets                                                     521.6                     487.0
    Capital expenditures                                               4.8                       4.0
    Depreciation and amortization                                      5.7                       5.1


NOTE 4 - DEBT
At the beginning of 2000, Steel's credit facilities consisted of a $90.0 million revolving line of credit and a three year $10.0 million term loan. In October of 2000, the revolving line of credit was increased to $120.0 million which matures in 2002. Under this revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At March 31, 2001, borrowings totaled $76.8 million including $6.5 million on the term loan with a remaining availability of $49.7 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

On January 3, 2000, Lone Star's new subsidiary, Fintube, entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube Acquisition. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At Fintube's option, the interest rate is the prime lending rate plus 0.5% or the LIBOR plus 2.0%. Fintube pays a 0.50% rate on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $1.5 million through 2002 and of $1.75 million thereafter through 2005. As of March 31, 2001, borrowings by Fintube totaled approximately $42.8 million, including the term loan of $31.5 million, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $4.4 million.

Steel periodically purchases steel slabs under consignment arrangements for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material. Steel makes the payment as the slabs are used plus interest on unpaid amounts. At the end of the first quarter 2001, $7.6 million obligated under these arrangements was included in the accounts payable.

NOTE 5 - EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended March 31, 2001 and 2000, respectively, were 23.7 million and 23.4 million. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. The numbers of shares used to compute diluted earnings per share for the three months ended March 31, 2001, were 24.4 million - dilutive securities equivalent to 0.7 million shares of common stock were outstanding during the three months ended March 31, 2001.

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

NOTE 7 - INVENTORIES
At March 31, 2001, inventories totaled $157.1 million before LIFO reserves and were composed of: finished goods, $30.6 million; work in process, $59.7 million; and raw materials and supplies, $66.8 million. Net of LIFO reserves of $16.9 million, inventories were $140.2 million, of which $6.7 million (consisting of supplies and spare parts) were classified as noncurrent assets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
Lone Star has various commitments for the purchase of raw materials, certain tubular goods, supplies, services, and energy arising in the ordinary course of business. The majority of these commitments are for a period of less than one year.

Lone Star's operations are subject to foreign, federal, state, provincial and local environmental laws and regulations concerning, among other things, waste materials, wastewater disposal and air emissions. Lone Star believes that its subsidiaries are currently in material compliance with all applicable environmental laws and regulations.

NOTE 9 - INCOME TAXES
Lone Star had federal tax net operating loss carryforwards of approximately $239.7 million at March 31, 2001, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. Provisions for alternative minimum taxes of $0.4 million and $0.4 million, respectively, were recognized for the three months ended March 31, 2001 and 2000. If not utilized, the net operating loss will expire between years 2003 and 2019.

NOTE 10 - COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the periods ended March 31, 2001 and March 31, 2000 was:

                                                           (In millions)
                                              March 31, 2001           March 31, 2000
                                           --------------------   --------------------------
    Net income                                      $ 13.4                  $ 7.1
    Interest Rate Swap                                (0.7)                    -
                                                  ---------               --------
    Comprehensive income                            $ 12.7                  $ 7.1


NOTE 11 - NEW ACCOUNTING PRONOUNCEMENT
Effective January 1, 2001, Lone Star adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting, be recognized in the financial statements and measured at fair value, regardless of purpose or intent of holding them. On March 31, 2001, a transition obligation of $0.7 million was recorded related to the interest rate swap agreement. Additionally, a loss to other comprehensive income in the equity section of the balance sheet of $0.7 million was recorded. The loss recorded in other comprehensive income will be relieved over the life of the contract and taken into income.

Fintube uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from a variable to a fixed rate. Under its interest rate swap agreements, Fintube has agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate times the same notional principal amount. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in the fair value relating to the ineffective portion of these contract will be immediately recognized in income. These agreements expire in March 2003. At March 31, 2001, Fintube had notional principal amounts of interest rate swap agreements on outstanding debt of $16.3 million.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star is the leading domestic manufacturer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells. Lone Star is also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, Lone Star is a leading manufacturer of specialty tubing products used in power technology, automotive, construction, agricultural and industrial applications. Effective January 1, 2000, we acquired the assets of Fintube Limited Partnership, the largest specialty tubing manufacturer of heat recovery finned tubes, which are used in various power technology markets, including the construction of gas-fired, combined-cycle electrical power generation plants. On April 1, 2000, we also completed an acquisition of the assets of Bellville Tube Corporation (Bellville), a manufacturer of casing, tubing and line pipe for the oil and gas industry.

Although oil prices have increased and the active rig count has substantially increased, the oil and gas markets are volatile and uncertainty exists regarding the future levels of oil and gas prices and related drilling activity. Therefore, no assurance can be given regarding the extent of future demand for Lone Star's oilfield products.

                              RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of income are as follows:

                                            2001                    2000
                                        --------------------------------------------
                                             $             %          $         %
                                        -------------    ----     ---------- -------
Oilfield products                              114.8      64           82.2      53
Specialty tubing products                       46.9      26           58.6      37
Flat rolled steel and other products            17.7      10           15.8      10
                                        -------------    ----     ---------- -------
Consolidated net revenues                      179.4     100          156.6     100
                                        =============    ====     ========== =======

Shipments of products by segment are as follows:

                                               FOR THE QUARTER ENDED MARCH 31,

                                               2001      %            2000       %
                                       ---------------------------------------------
Oilfield products                           165,000      65          125,400     58
Specialty tubing products                    37,300      15           50,300     23
Flat rolled steel and other products         49,400      20           42,200     19
                                       ------------- -------   -------------- ------
Total shipments                             251,700     100          217,900    100
                                       ============= =======   ============== ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000 Revenues of $179.4 million for the three months ended March 31, 2001 increased 15% from the first quarter of 2000. Oilfield Products revenues rose 40% to $114.8 million as shipment volumes increased 32% and average oilfield product prices were up 6%. The average active rig count increased 48% from the first quarter in 2000 to 1,141 in the same period in 2001. The revenues of high-strength premium tubulars for quarter ended March 31, 2001 were 61% of oil country tubular goods versus 53% for the quarter ended March 31, 2000.

Specialty tubing product revenues were down 20% from the same period in 2000 as shipment volumes decreased by 26% compared to the first quarter of 2000, due to continued lower demand for precision mechanical tubulars for general industrial and automotive applications and delayed shipments for finned tubing products.

The gross profit for the three months ended March 31, 2001 was $24.5 million, compared to $17.9 million, for the same 2000 period due to increased shipment volumes of oilfield products.

The operating income for the three months ended March 31, 2001 was $16.1, compared to $9.8 million operating income for the three months ended March 31, 2000. Operating income benefited from higher prices for oilfield products and increased shipment volumes for oilfield and flat rolled steel and other products.

Selling, general and administrative expenses increased $0.3 million due to amortization of the Bellville acquisition goodwill, and increased administration associated with that acquisition.

Net income in the first quarter of 2001 was $13.4 million, or $0.55 per diluted share, compared to net income of $7.1 million, or $0.29 per diluted share, in the first quarter of 2000.


                        FINANCIAL CONDITION AND LIQUIDITY

Lone Star has no direct business operations other than Steel, Fintube, and Bellville or significant sources of cash other than from investments or the sale of securities. Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost-sharing agreement with Steel. Under Steel's new revolving credit agreement, Lone Star's operating costs and Steel's portion of Lone Star's consolidated taxes are the only funds that can be distributed to Lone Star. Fintube pays Lone Star an annual overhead fee of approximately $1.0 million, which is the maximum amount permitted under Fintube's credit facility. Bellville's payments to Lone Star are not restricted and Bellville pays Lone Star an annual overhead fee of $0.2 million.

At March 31, 2001, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities of $39.5 million, compared to $37.2 million at December 31, 2000. Lone Star has no immediate cash requirements as Steel, Fintube, and Bellville reimburse Lone Star for their overhead as described in the preceding paragraph.

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

At the beginning of 2000, Steel's credit facilities consisted of a $90.0 million revolving line of credit and a three year $10.0 million term loan. In October of 2000, the revolving line of credit was increased to $120.0 million which matures in 2002. Under this revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit. At March 31, 2001, borrowings totaled $76.8 million including $6.5 million on the term loan with a remaining availability of $49.7 million. At Steel's option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%. Steel also pays a 0.375% per annum fee on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%. Steel's assets other than real estate secure these loans.

On January 3, 2000, Lone Star's new subsidiary, Fintube, entered into a new senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube Acquisition. Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit. At
Fintube's option, the interest rate is the prime lending rate plus 0.5% or the LIBOR plus 2.0%. Fintube pays a 0.50% rate on the unused portion of the credit facility. The term loan is repayable in quarterly installments of $1.5 million through 2002 and of $1.75 million thereafter through 2005. The term loan accrued interest at 7.4% at March 31, 2001. As of March 31, 2001, borrowings by Fintube totaled approximately $42.8 million, including the term loan of $31.5 million, with a remaining availability, based on eligible accounts receivable and inventory on such date, of approximately $4.4 million.

On May 2, 2001, Lone Star sold $1,000,000 shares of its common stock under a previously filed universal shelf registration statement. The net proceeds to Lone Star were approximately $44 million. Proceeds of the sale will be used for general corporate purposes.

Steel periodically purchases steel slabs under consignment arrangements for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material. Steel makes the payment as the slabs are used plus interest on unpaid amounts. At the end of the first quarter 2001, $7.6 million, obligated under these arrangements was included in the accounts payable.

Lone Star's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. Lone Star believes that these environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

Steel and Fintube believe that funds generated by operations and borrowing capacity under their revolving credit facilities will provide the liquidity necessary to fund cash requirements for the remainder of 2001. Bellville believes that funds generated by operations will provide the liquidity necessary to fund cash requirements for the remainder of 2001. Bellville expects to have adequate working capital from the fees it charges Steel for processing inventory.

We have received a commitment from a commercial lender to arrange a $100.0 million senior secured credit facility. The proceeds of this facility, together with the proceeds of our proposed offering of debt securities, would be used to repay a portion of our outstanding indebtedness and for general corporate purposes. Lone Star would be the borrower under the revolving credit facility which would be guaranteed on a senior secured basis by our domestic subsidiaries and which would be secured by substantially all of our present and future assets. The facility would contain customary covenants and events of default and would be subject to various closing and borrowing conditions. There can be no assurance that we will be able to enter into this proposed facility or any other facility on terms that are acceptable to us, or at all.

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

Lone Star's subsidiaries' long-term debt is subject to interest rate risk. The subsidiary has an interest rate swap to fix a portion of its interest related to debt. Foreign sales are made mostly from Lone Star's foreign sales subsidiaries in the local countries and are not typically denominated in that currency. Any gains or losses from currency translation have not been material and Lone Star does not participate in hedging foreign currency exposure.



                           PART II - OTHER INFORMATION


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         10.42 Consulting Employment Agreement dated as of January 1, 2000 between Lone Star and Jerry E. Ryan.*
         10.43 Employment Agreement dated as of January 1, 2000 between Lone Star and Larry Sims.*
         * Management contract or compensatory plan or arrangement.
(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 22, 2001 was filed reporting Lone Star's results of operations for the year 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 LONE STAR TECHNOLOGIES, INC.
                                By:                    /s/ Charles J. Keszler
                                   ------------------------------------------
                                                         (Charles J. Keszler)
                                   Vice President and Chief Financial Officer

Dated:  May 4, 2001