Form 10-Q
period 2001-06-30
LONE STAR TECHNOLOGIES INC
filed 2001-08-14
CIK 791348

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

COMMISSION FILE NUMBER: 1–12881

LONE STAR TECHNOLOGIES, INC.

(A DELAWARE CORPORATION)

15660 N. DALLAS PARKWAY, SUITE 500
DALLAS, TEXAS  75248

972/770-6401

I.R.S. EMPLOYER IDENTIFICATION NUMBER:  75–2085454

             Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐.

             As of June 30, 2001, the number of shares of Common Stock outstanding at $1.00 par value per share was 25,196,139.

LONE STAR TECHNOLOGIES, INC.

LONE STAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	For the		For the
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net revenues	$184.4	156.2	$363.8	312.8
Cost of goods sold	(156.7)	(134.2)	(311.6)	(272.9)

Gross profit	27.7	22.0	52.2	39.9
Selling, general and administrative expenses	(8.5)	(9.3)	(16.9)	(17.4)

Operating income	19.2	12.7	35.3	22.5
Interest income	0.8	0.4	1.3	0.9
Interest expense	(3.2)	(3.9)	(6.2)	(6.9)
Other income	-	-	0.2	0.2

Income before income tax	16.8	9.2	30.6	16.7
Income tax	(0.5)	(0.4)	(0.9)	(0.8)

Net income	$16.3	8.8	$29.7	15.9

Per common share - basic:
Net income available to common shareholders	$0.66	0.37	$1.23	0.68

Per common share - diluted:
Net income available to common shareholders	$0.65	0.36	$1.20	0.65

Weighted average shares outstanding
Basic	24.6	23.5	24.2	23.5
Diluted	25.3	24.4	24.8	24.3

LONE STAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; $ in millions, except share data)

	June 30,	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$104.4	$26.7
Short-term investments	-	0.1
Accounts receivable, net	100.6	95.1
Current inventories, net	149.0	129.5
Other current assets	6.1	6.1

Total current assets	360.1	257.5

Marketable securities	1.0	10.4
Property, plant, and equipment, net	183.5	180.6
Goodwill, net	55.3	57.2
Other noncurrent assets	14.3	9.6

Total assets	$614.2	$515.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current installments on long-term debt	$6.0	$8.0
Accounts payable	42.7	55.1
Accrued liabilities	25.9	28.6

Total current liabilities	74.6	91.7

Term loan	8.8	32.0
Revolving credit facility	-	96.2
Senior subordinated debt	150.0	-
Postretirement benefit obligations	25.6	24.5
Other noncurrent liabilities	15.6	15.1

Total liabilities	274.6	259.5

Commitments and Contingencies (See Note 8)	-	-

Shareholders' equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	-	-
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 25,196,139)	25.2	23.8
Capital surplus	271.4	221.5
Accumulated other comprehensive loss	(4.3)	(3.6)
Retained earnings	47.3	17.6
Treasury stock at cost (-0- and 168,322 common shares, respectively)	-	(3.5)

Total shareholders' equity	339.6	255.8

Total liabilities and shareholders' equity	$614.2	$515.3

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; $ in millions)

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Beginning cash and cash equivalents	$37.5	$7.1	$26.7	$22.2

Cash flows from operating activities:
Net income	16.3	8.8	29.7	15.9
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation and amortization	5.7	5.4	11.4	10.5
Accounts receivable, net	(6.2)	(5.3)	(5.5)	(20.6)
Current inventories, net	(14.5)	1.3	(19.5)	(21.6)
Accounts payable and accrued liabilities	(22.9)	(9.6)	(15.1)	3.6
Other	(4.6)	(6.7)	(4.5)	(4.6)

Net cash used by operating activities	(26.2)	(6.1)	(3.5)	(16.8)

Cash flows from investing activities:
Capital expenditures	(7.2)	(4.3)	(12.0)	(8.3)
Sale of short-term investments	-	0.1	0.1	-
Sale of marketable securities	1.0	5.0	9.4	-
Cash paid for acquisitions, net of cash received	-	-	-	(81.7)

Net cash provided (used) in investing activities	(6.2)	0.8	(2.5)	(90.0)

Cash flows from financing activities:
Issuance of senior subordinated debt	150.0	-	150.0	-
Initial borrowings under new revolving credit facility	-	-	-	6.8
Net borrowings (payments) under revolving credit facility	(81.5)	15.7	(96.1)	57.2
Issuance of term note	-	-	-	39.0
Term note repayment	(23.3)	(2.0)	(25.3)	(4.0)
Proceeds from options	3.3	1.0	4.3	2.1
Proceeds from equity offerings	50.8	-	50.8	-

Net cash provided by financing activities	99.3	14.7	83.7	101.1

Net increase (decrease) in cash and cash equivalents	66.9	9.4	77.7	(5.7)

Ending cash and cash equivalents	$104.4	$16.5	$104.4	$16.5

Supplemental disclosure of noncash transaction:
Issuance of common stock for acquisition of Fintube	$-	-	-	20.0

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1
In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of  only normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and  the cash flows and the results of operations for the three months and six months ended June 30, 2001 and 2000.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2000.  Lone Star Technologies, Inc. (“Lone Star”) acquired the assets of Fintube Limited Partnership (“FLP”) and Bellville Tube Corporation (“Bellville”), on January 3, 2000 and April 1, 2000, respectively.  The accompanying consolidated financial statements include the operations of Fintube Technologies, Inc. (“Fintube”) for the three months and six months ended June 30, 2000 and 2001, and the operations of Bellville for the three months ended June 30, 2000 and 2001 and the six months ended June 30, 2001.  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  Certain reclassifications of prior period amounts have been made to conform with the current period presentation.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 – Acquisitions
On January 3, 2000, Lone Star through Fintube, a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of FLP for a base purchase price of $82 million plus a $1.8 million adjustment for working capital and $1.2 million in acquisition related expenses (the “Fintube Acquisition”).  The Fintube Acquisition was effective as of January 1, 2000.  The acquired business involves the design and production of finned tubes and other products used in a variety of heat recovery applications.  Lone Star is operating and using the assets acquired in the Fintube Acquisition in substantially the same manner as they were used by FLP prior to the Fintube Acquisition.  Lone Star and Fintube utilized three different sources of financing to pay the purchase price.  Lone Star used $20 million of cash and issued $20 million of Lone Star common stock directly to the limited partners or other beneficial owners of FLP.  Fintube entered into a new Credit Agreement with Bank of America, which provided (i) $7 million under the revolving credit facility and (ii) $39 million under the term loan facility.

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

On April 1, 2000 Lone Star through Bellville Acquisition, Inc., a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Bellville for a base purchase price of $14.8 million less a $0.3 million adjustment for working capital (the “Bellville Acquisition”).  Lone Star financed the Bellville Acquisition through cash held by Lone Star and $5 million of borrowings.  The cash paid for the Bellville Acquisition was paid to Bellville on March 31, 2000; however, the purchase was not effective until April 1, 2000.

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

The unaudited pro forma results below assume the Bellville Acquisition occurred at the beginning of the period presented (in millions, except per share amounts):

For the Six Months Ended
June 30, 2000

Net sales	$313.0
Net income	16.4
Basic income per share	0.70
Diluted income per share	0.67

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

Note 3 – Business Segments Data

	(in millions)		(in millions)
	For the Quarter Ended		For the Six Months Ended
	June,		June,
	2001	2000	2001	2000

Oilfield
Net revenues	$119.7	$82.1	$234.5	$164.3
Operating income	15.7	7.2	30.5	10.7
Identifiable assets	199.7	216.2	199.7	216.2
Capital expenditures	3.8	2.1	6.3	4.3
Depreciation and amortization	3.2	2.6	5.8	5.1

Specialty tubing
Net revenues	$47.4	$58.4	$94.3	$117.0
Operating income	3.8	5.5	7.5	11.6
Identifiable assets	145.2	225.8	145.2	225.8
Capital expenditures	3.2	1.9	5.1	3.7
Depreciation and amortization	2.4	2.6	4.8	5.0

Flat rolled steel and other
Net revenues	$17.3	$15.7	$35.0	$31.5
Operating income (loss)	(0.6)	0.3	(1.9)	0.2
Identifiable assets	17.4	21.1	17.4	21.1
Capital expenditures	0.2	0.3	0.4	0.3
Depreciation and amortization	0.1	0.2	0.7	0.4

Corporate and other non-segments
Operating income (loss)	$0.3	$(0.3)	$(0.8)	$-
Identifiable assets	251.9	37.1	251.9	37.1
Capital expenditures	-	-	0.2	-
Depreciation and amortization	-	-	0.1	-

Consolidated totals
Net revenues	$184.4	$156.2	$363.8	$312.8
Operating income	19.2	12.7	35.3	22.5
Total assets	614.2	500.2	614.2	500.2
Capital expenditures	7.2	4.3	12.0	8.3
Depreciation and amortization	5.7	5.4	11.4	10.5

Note 4 – Debt
At the beginning of 2000, Lone Star Steel’s (“Steel”) credit facilities consisted of a $90.0 million revolving line of credit and a three year $10.0 million term loan.  In October of 2000, the revolving line of credit was increased to $120.0 million which matures in 2002.  Under this revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.  At Steel’s option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%.  Steel also pays a 0.375% per annum fee on the unused portion of the credit facility.  The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%.  Steel’s assets other than real estate secure these loans.  At June 30, 2001, Steel had no debt outstanding.

On January 3, 2000, Lone Star’s subsidiary, Fintube, entered into a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube Acquisition.  Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit.  At Fintube’s option, the interest rate is the prime lending rate plus 0.5% or the LIBOR plus 2.0%.  Fintube pays a 0.50% rate on the unused portion of the credit facility.  The term loan is repayable in quarterly installments of $1.5 million through 2002 and of $1.75 million thereafter through 2005, and had a balance remaining at June 30, 2001 of $14.8 million.  As of June 30, 2001, no amounts were outstanding under Fintube’s revolving line of credit.

Lone Star received a commitment from a commercial lender to arrange a $100.0 million senior secured credit facility.  The proceeds of this facility would be used for general corporate purposes.  Lone Star would be co-borrower along with its domestic subsidiaries under the revolving credit facility which would be guaranteed on a senior secured basis by its domestic subsidiaries and which would be secured by substantially all of our present and future assets.  The facility would contain customary covenants and events of default and would be subject to various closing and borrowing conditions.  There can be no assurance that Lone Star will be able to enter into this proposed facility or any other facility on terms that are acceptable to us, or at all.

Steel periodically purchases steel slabs under consignment arrangements for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material.  Steel makes the payment as the slabs are used plus interest on unpaid amounts.  At the end of the second quarter 2001, no obligation was arranged.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due June 1, 2011 to qualified institutional buyers.  Interest on the outstanding senior subordinated notes will accrue at a rate of 9.0% per year, payable semi-annually in arrears on each June 1 and December 1 commencing December 1, 2001.  Lone Star used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, and the slab consignment obligations at the Steel and Fintube subsidiaries and for general corporate purposes.  The notes are fully and unconditionally guaranteed by each of the current and future domestic restricted subsidiaries of Lone Star.  The following condensed consolidating financial statements of Lone Star and its subsidiaries are presented for the periods in which non-guarantors of these notes were part of the consolidated financial statements.  The information for Lone Star is presented in the “Parent Company” column.  The non-guarantors are insignificant to the overall financial statements and are therefore included in the “Subsidiaries” column.

CONSOLIDATING BALANCE SHEET
($ in millions)

	June 30, 2001

	Parent
	Company	Subsidiaries	Eliminations	Consolidated

Assets:
Current Assets
Cash and cash equivalents	$103.6	$0.8	-	$104.4
Accounts receivable, net	3.4	98.9	(1.7)	100.6
Current inventories, net	-	149.0	-	149.0
Other current assets	0.6	5.5	-	6.1

Total current assets	107.6	254.2	(1.7)	360.1

Marketable securities	1.0	-	-	1.0
Investment in subsidiary	245.8	-	(245.8)	-
Property, plant and equipment	0.2	183.3	-	183.5
Goodwill	3.6	51.7	-	55.3
Other noncurrent assets	139.4	9.8	(134.9)	14.3

Total assets	$497.6	$499.0	$(382.4)	$614.2

Liabilities:
Current installments on loan	-	6.0	-	6.0
Accounts payable	2.4	42.0	(1.7)	42.7
Accrued liabilities	1.7	24.2		25.9

Total current liabilities	4.1	72.2	(1.7)	74.6

Term Loan	-	8.8	-	8.8
Senior subordinated debt	150.0	-	-	150.0
Post-retirement benefit obligations	-	25.6	-	25.6
Other noncurrent liabilities	3.1	147.4	(134.9)	15.6

Total liabilities	157.2	254.0	(136.6)	274.6
Total shareholders' equity	340.4	245.0	(245.8)	339.6

Total liabilities & equity	$497.6	$499.0	$(382.4)	$614.2

CONSOLIDATING INCOME STATEMENTS
($ in millions)

	For the Six Months Ended June 30, 2001

	Parent
	Company	Subsidiaries	Eliminations	Consolidated

Net Revenues	$-	$371.2	$(7.4)	$363.8
Cost of Goods Sold	-	(319.0)	7.4	(311.6)

Groff profit	-	52.2	-	52.2
Selling, General and Administrative expenses	0.5	(17.4)	-	(16.9)
Equity in subsidiaries' income	28.2	(28.2)	-

Operating income	28.7	34.8	(28.2)	35.3
Interest expense, net	0.9	(5.8)	-	(4.9)
Other	0.1	0.1	-	0.2
Income tax	-	(0.9)	-	(0.9)

Net income	$29.7	$28.2	$(28.2)	$29.7

CONSOLIDATING CASH FLOW STATEMENTS
($ in millions)

	For the Six Months Ended June 30, 2001

	Parent
	Company	Subsidiaries	Eliminations	Consolidated

Cash from Operating Activities:
Net income	$29.7	$28.2	$(28.2)	$29.7
Undistributed equity in subsidiaries' income	(28.2)	-	28.2	-
Other	(139.2)	106.0	-	(33.2)

Net cash used by operating activities	(137.7)	134.2	-	(3.5)
Net cash flows from investing activities:	9.4	(11.9)	-	(2.5)
Net cash flows from financing activities:	206.6	(122.9)	-	83.7

Net change in cash	78.3	(0.6)	-	77.7
Net cash beginning balance	25.3	1.4	-	26.7

Net cash ending cash	$103.6	$0.8	$-	$104.4

Note 5 – Equity and Earnings Per Share
On May 2, 2001, Lone Star sold 1.2 million shares of its common stock under a previously filed universal shelf registration statement.  The net proceeds to Lone Star was $50.8 million.  Proceeds of the sale were used for general corporate purposes.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock.  The numbers of shares used to compute basic earnings per share for the three months ended June 30, 2001 and 2000, respectively, were 24.6 million and 23.5 million, and six months ended June 30, 2001 and 2001 were 24.2 million and 23.5 million, respectively.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities.  The numbers of shares used to compute diluted earnings per share for the three months and six months ended June 30, 2001, respectively, were 25.3 million and 24.8 million - dilutive securities equivalent to 0.7 million and 0.6 million shares of common stock were outstanding during the three months and six months ended June 30, 2001., respectively.

Note 6 – Cash, Investments, and Marketable Securities
Lone Star’s cash equivalents include highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months.  Short-term investments consist of U. S. government and related agencies obligations with maturities at purchase greater than three months and up to one year.  Marketable securities consist of U. S. government and related agencies obligations with maturities at purchase greater than one year and up to two years.  Lone Star’s total cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because Lone Star has the intent and ability to hold them to maturity.

Note 7 - Inventories
At June 30, 2001, inventories totaled $171.7 million before LIFO reserves and were composed of: finished goods,  $35.8 million; work in process, $65.3 million; and raw materials and supplies, $70.6 million.  Net of LIFO reserves of $17.2 million, inventories were $154.5 million, of which $5.5 million (consisting of supplies and spare parts) were classified as noncurrent assets.

Note 8 - Commitments and Contingencies
Lone Star has various commitments for the purchase of raw materials, certain tubular goods, supplies, services, and energy arising in the ordinary course of business.  The majority of these commitments are for a period of less than one year.

Steel is named as one of a number of defendants in numerous lawsuits alleging that certain individuals were exposed to asbestos on such subsidiary’s premises.  We did not manufacture any of the products containing the asbestos.  Some or all of these claims may not be covered by our insurance.  We do not believe, based on an analysis of facts and circumstances known to us, that any of these proceedings would have a material adverse effect on our financial condition.

Lone Star’s operations are subject to foreign, federal, state, provincial and local environmental laws and regulations concerning, among other things, waste materials, wastewater disposal and air emissions.  Lone Star believes that its subsidiaries are currently in material compliance with all applicable environmental laws and regulations.

Note 9 - Income Taxes
Lone Star had federal tax net operating loss carryforwards of approximately $233.7 million at June 30, 2001, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits.  Provisions for alternative minimum taxes of $0.5 million and $0.9 million, respectively, were recognized for the three months and the six months ended June 30, 2001.  If not utilized, the net operating loss will expire between years 2003 and 2019.

Note 10 – Comprehensive Income (Loss)
Comprehensive income (loss) for the periods ended June 30, 2001 and June 30, 2000 was:

	(In millions)
	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net income	$16.3	$8.8	$29.7	$15.9
Interest Rate Swap	-	-	(0.7)	-

Comprehensive income	$16.3	$8.8	$29.0	$15.9

Note 11 – New Accounting Pronouncements
In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” certain charges for shipping and handling costs have been reclassified.  The pronouncement requires freight charges billed to customers to be classified in revenues and shipping costs incurred to be classified in cost of goods sold.  Lone Star previously reported such amounts net in revenues.  The resulting reclassifications have increased revenues and cost of goods sold for the previously reported three months and six months ended June 30, 2000.  Gross profit, operating income, and net income are unchanged in all periods.

Effective January 1, 2001, Lone Star adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting, be recognized in the financial statements and measured at fair value, regardless of purpose or intent of holding them.  On January 1, 2001, a transition obligation of $0.5 million was recorded related to the interest rate swap agreement.  Additionally, a loss to other comprehensive income in the equity section of the balance sheet of $0.5 million was recorded.  Subsequently, an additional obligation and charge to other comprehensive income of $0.2 million has been recorded through June 30, 2001.  The loss recorded in other comprehensive income will be relieved over the life of the contract and taken into income.

Fintube uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from a variable to a fixed rate.  Under its interest rate swap agreements, Fintube has agreed to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable rate times the same notional principal amount.  However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in the fair value relating to the ineffective portion of these contract will be immediately recognized in income.  These agreements expire in March 2003.  At June 30, 2001, Fintube had notional principal amounts of interest rate swap agreements on outstanding debt of $14.8 million.

In July 2001, the Financial Accounting Standards Board (FASC) issued Statement of Financial accounting Standards (SFAS) No. 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  SFAS 141 requires, among other things, all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.  SFAS 142 primarily addresses the accounted for goodwill and intangible assets subsequent to their acquisition.  Under SFAS 142, goodwill will no longer be amortized over its estimated useful life, but instead be tested for impairment at least annually.  SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year.  Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS 142.  However, goodwill associated with business combinations before June 30, 2001 will continue to be amortized until December 31, 2001.  Currently, Lone Star amortizes goodwill associated with the Fintube and Bellville acquisitions as detailed in Note 2 of approximately $0.5 million a quarter.

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

Although oil prices have increased and the active rig count has substantially increased, the oil and gas markets are volatile and uncertainty exists regarding the future levels of oil and gas prices and related drilling activity.  Therefore, no assurance can be given regarding the extent of future demand for Lone Star’s oilfield products.

RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of income are as follows:

	($ in millions)				($ in millions)
	For the Quarter Ended				For the Six Months Ended
	June,				June,
	2001		2000		2001		2000

	$	%	$	%	$	%	$	%

Oilfield products	119.7	65	82.1	53	234.5	64	164.3	53
Specialty tubing products	47.4	26	58.4	37	94.3	26	117.0	37
Flat rolled steel and other products	17.3	9	15.7	10	35.0	10	31.5	10

Consolidated net revenues	184.4	100	156.2	100	363.8	100	312.8	100

Shipments of products are as follows:

	(in tons)				(in tons)
	For the Quarter Ended				For the Six Months Ended
	June				June
	2001	%	2000	%	2001	%	2000	%

Oilfield products	170,300	68	114,300	57	335,300	67	239,700	57
Specialty tubing products	40,000	16	45,800	23	77,300	15	96,100	23
Flat rolled steel and other products	41,200	16	41,300	20	90,600	18	83,500	20

Total shipments	251,500	100	201,400	100	503,200	100	419,300	100

Revenues of $184.4 million for the three months ended June 30, 2001 increased 18% from the second quarter of 2000.  Oilfield products revenues rose 46% to $119.7 million as shipment volumes increased 49% and average prices were down 2% due to a higher percentage of lower priced line pipe in oilfield products shipments, 32% in the quarter ended June 30, 2001 compared to 26% in the second quarter of 2000.  The average active rig count increased 47% from the second quarter in 2000 to 1,239 in the same period in 2001.  Revenues from high-strength premium OCTG for the quarter ended June 30, 2001 were 65% of OCTG sales.

Second quarter 2001 specialty tubing revenues were down 19% as shipment volumes decreased by 13% compared to the second quarter of 2000, principally related to reduced industrial demand for precision mechanical tubing.

Flat rolled steel and other tubular revenues were up 10% compared to the same period in 2000 on decreased shipment volumes and improved prices.

Revenues for the first six months of 2001 of $363.8 million increased 16% from the same 2000 period.  Oilfield and flat rolled steel and other tubular products revenues increased 43% and 11%, respectively, while specialty tubing revenues decreased 19%.

The gross profit for the three months and six months ended June 30, 2001 was $27.7 million and $52.2 million, respectively, compared to $22.0 million and $39.9 million, for the same 2000 periods.  The operating income for the three months and six months ended June 30, 2001 was $19.2 million and $35.3 million, respectively, compared to $12.7 million and $22.5 million, for the same 2000 periods.  The gross profit and operating income benefited from higher prices for OCTG and increased shipment volumes for oilfield and flat rolled steel and other tubular products.

Selling, general and administrative expenses were $8.5 million and $16.9 million for the three months and six months ended June 30, 2001, respectively, compared to $9.3 million and $17.4 million for the same 2000 periods.

Net income was $16.3 million and $29.7 million, or $0.65 and $1.20 per diluted share for the three months and six months ended June 30, 2001, respectively, compared to $8.8 million and $15.9 million, or $0.36 and $0.65 per diluted share for the same 2000 periods.

FINANCIAL CONDITION AND LIQUIDITY

Lone Star has no direct business operations other than Steel, Fintube, and Bellville or significant sources of cash other than from investments or the sale of securities.  Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost-sharing agreement with Steel.  Under Steel’s revolving credit agreement, Lone Star’s operating costs and Steel’s portion of Lone Star’s consolidated taxes are the only funds that can be distributed to Lone Star.  Fintube pays Lone Star an annual overhead fee of approximately $1.0 million, which is the maximum amount permitted under Fintube’s credit facility.  Bellville’s payments to Lone Star are not restricted and Bellville pays Lone Star an annual overhead fee of $0.2 million.

At June 30, 2001, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities of $105.4 million, compared to $37.2 million at December 31, 2000.  The increase in cash and cash equivalents was generated from the stock sale and sale of senior subordinated notes described below.  Lone Star has no immediate cash requirements as Steel, Fintube, and Bellville reimburse Lone Star for their overhead as described in the preceding paragraph.

Steel and Fintube require capital primarily to fund general working capital needs and capital expenditures.  Principal sources of funds include cash generated by operations, borrowings under Steel’s and Fintube’s revolving credit facilities and from Lone Star.  Bellville requires capital primarily to fund several working capital needs and capital expenditures.  Principal sources of funds include cash generated by operations and from Lone Star.

Cash used by operating activities were $26.2 million and $6.1 million for the quarter ended June 30, 2001 and June 30, 2000, respectively.  Cash provided from operations increased due to higher net income in the second quarter of 2001 which was offset by the increased investments in inventories and reductions in accounts payable and slab consignment obligations.  Cash used by operating activities were $3.5 million and $16.8 million for the six months ended June 30, 2001 and June 30, 2000, respectively.  Cash from operations increased in the first half ended June 30, 2001, primarily due to increased net income and a reduction in accounts payable from the year ended December 31, 2000.

Cash used in investing activities in 2001 relates to capital expenditures.  Cash used in 2000 relates to Lone Star’s two acquisitions.

Cash provided by financing activities were $99.3 million and $14.7 million for the quarter ended June 30, 2001 and June 30, 2000, respectively, and $83.7 million and $101.1 million for the six months ended June 30, 2001 and June 30, 2000, respectively.  Cash from financing activities increased in 2001 was primarily attributable to the issuance of stock and sale of $150 million notes offsetting by repayment of the credit facilities and term note.  Cash from financing activities increased in 2000 was primarily due to financing of our two acquisitions.

At the beginning of 2000, Steel’s credit facilities consisted of a $90.0 million revolving line of credit and a three year $10.0 million term loan.  In October of 2000, the revolving line of credit was increased to $120.0 million which matures in 2002.  Under this revolving credit facility, Steel can borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.  At Steel’s option, the interest rate is the prime lending rate plus 1.0% or the LIBOR plus 3.0%.  Steel also pays a 0.375% per annum fee on the unused portion of the credit facility.  The term loan is repayable in quarterly installments of $0.5 million, plus interest at the prime lending rate plus 1.5% or the LIBOR plus 3.5%.  Steel’s assets other than real estate secure these loans.  At June 30, 2001, Steel had no debt outstanding.

On January 3, 2000, Lone Star’s subsidiary, Fintube, entered into a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube Acquisition.  Under the revolving line of credit, Fintube can borrow an amount based on a percentage of eligible accounts receivable and eligible inventory, reduced by outstanding letters of credit.  At Fintube’s option, the interest rate is the prime lending rate plus 0.5% or the LIBOR plus 2.0%.  Fintube pays a 0.50% rate on the unused portion of the credit facility.  The term loan is repayable in quarterly installments of $1.5 million through 2002 and of $1.75 million thereafter through 2005, and had a balance remaining at June 30, 2001 of $14.8 million.  The term loan accrues interest at 7.4% on June 30, 2001.  As of June 30, 2001, no amounts were outstanding under Fintube’s revolving line of credit.

Lone Star received a commitment from a commercial lender to arrange a $100.0 million senior secured credit facility.  The proceeds of this facility would be used for general corporate purposes.  Lone Star would be co-borrower along with its domestic subsidiaries under the revolving credit facility which would be guaranteed on a senior secured basis by its domestic subsidiaries and which would be secured by substantially all of our present and future assets.  The facility would contain customary covenants and events of default and would be subject to various closing and borrowing conditions.  There can be no assurance that Lone Star will be able to enter into this proposed facility or any other facility on terms that are acceptable to us, or at all.

On May 2, 2001, Lone Star sold 1.2 million shares of its common stock under a previously filed universal shelf registration statement.  The net proceeds to Lone Star was $50.8 million.  Proceeds of the sale were used for general corporate purposes.

On May 20, 2001, Lone Star sold $150.0 million 9% senior subordinated notes due 2011 to qualified institutional buyers.  The notes are fully and unconditionally guaranteed by each of the current and future domestic restricted subsidiaries of Lone Star.  Lone Star used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, and the slab consignment obligations at the Steel and Fintube subsidiaries and for general corporate purposes.

Lone Star’s operations are subject to numerous environmental laws.  The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.  Lone Star believes that these environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

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

Lone Star and its subsidiaries do not invest in commodities or foreign currencies.  Lone Star’s investments in cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are held to maturity.  Therefore, interest rate risk is not considered to be material.

Lone Star’s subsidiaries’ long-term debt is subject to interest rate risk.  The subsidiary has an interest rate swap to fix a portion of its interest related to debt.  Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency.  Any gains or losses from currency translation have not been material and Lone Star does not participate in hedging foreign currency exposure.

PART II. – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Shareholders of the registrant was held on May 8, 2001.  At that meeting, two proposals were voted on: the election of one director and the adoption of amendments to the 1985 Long-Term Incentive Plan.  Thomas M. Mercer was elected a director of the registrant and received affirmative votes of 21,292,648 and negative votes of 147,537.  The amendments to the Plan were approved by an affirmative vote of 16,333,429, with 5,098,792 shares voted against and 106,988 shares abstaining.

ITEM 6.	EXHIBITES AND REPORTS ON FORM 8-K

(a)	Exhibits:

	10.1(e)	Amendments to the 1985 Long-Term Incentive Plan adopted on May 8, 2001.*
	4.5	Indenture dated as of May 29, 2001 among Lone Star, Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel Company, Lone Star Logistics, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., T&N Lone Star Warehouse co., Texas & Northern Railway Company, Lone Star ST Holdings, Inc., Fintube Technologies, Inc., Fintube Canada, Inc., Bellville Tube Corporation, and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.4 to Form 4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).
	4.6	Exchange and registration Rights Agreement dated May 29, 2001, among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, CIBC World Markets Corp., Dresdner Kleinwort Wasserstein Securities LLC, RBC dominion Securities Corporation, and The Robinson-Humphrey Company, LLC (incorporated by reference to Exhibit 4.5 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).

*Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K: A current Report on Form 8-K dated April 16, 2001 was filed reporting results of operations for the first quarter of 2001. A Current Report on Form 8-K dated April 30, 2001 was filed reporting finned tubing expansion, expandable casing demonstration and first large diameter line pipe order. A Current Report on Form 8-K dated May 2, 2001 was filed reporting common stock offering. A Current Report on Form 8-K dated May 7, 2001 was filed reporting registrant’s entering into employment agreement with its Chairman, President and Chief Executive Officer. A Current Report on Form 8-K dated May 15, 2001 was filed reporting offering of notes. A Current Report on Form 8-K dated June 1, 2001 was filed reporting expiration of union agreement. A Current Report on Form 8-K dated June 4, 2001 was filed reporting union agreement extension. A Current Report on Form 8-K dated June 15, 2001 was filed reporting determinations of U.S. International Trade Commission concerning oil country tubular goods from five foreign countries. A Current Report on Form 8-K dated June 18, 2001 was filed containing Regulation FD disclosure regarding planned presentations to investors. A Current Report dated June 25, 2001 was filed reporting approval of new union agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler

(Charles J. Keszler)
Dated: August 14, 2001	Vice President and Chief Financial Officer