Form 10-Q
period 2001-09-30
LONE STAR TECHNOLOGIES INC
filed 2001-11-14
CIK 791348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

commission file number: 1–12881

LONE STAR TECHNOLOGIES, INC.

(a delaware corporation)

15660 N. DALLAS PARKWAY, SUITE 500

DALLAS, TEXAS 75248

972/770-6401

i.r.s. employer identification number:  75–2085454

                Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒    No ☐.

                As of September 30, 2001, the number of shares of Common Stock outstanding at $1.00 par value per share was 25,197,516.

LONE STAR TECHNOLOGIES, INC.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share data)

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net revenues	$168.9	$170.2	$532.7	$483.0
Cost of goods sold	(152.6)	(147.6)	(464.2)	(420.5)
Gross profit	16.3	22.6	68.5	62.5
Selling, general and administrative expenses	(8.9)	(8.5)	(25.8)	(25.9)
Operating income	7.4	14.1	42.7	36.6
Interest income	1.0	0.5	2.3	1.4
Interest expense	(3.4)	(3.7)	(9.7)	(10.6)
Other income (expense)	(1.0)	0.2	(0.7)	0.4
Income before income tax and extraordinary items	4.0	11.1	34.6	27.8
Income tax	(0.2)	(0.7)	(1.1)	(1.5)
Income before extraordinary items	3.8	10.4	33.5	26.3
Extraordinary items	(0.6)	-	(0.6)	-
Net income	$3.2	$10.4	$32.9	$26.3

Per common share - basic:
Net income before extraordinary items	$0.15	$0.44	$1.36	$1.12
Extraordinary loss	(0.02)	-	(0.02)	-
Net income available to common shareholders	$0.13	$0.44	$1.34	$1.12

Per common share - diluted:
Net income before extraordinary items	$0.15	$0.43	$1.34	$1.08
Extraordinary loss	(0.02)	-	(0.02)	-
Net income available to common shareholders	$0.13	$0.43	$1.32	$1.08

Weighted average shares outstanding
Basic	25.2	23.6	24.5	23.5
Diluted	25.4	24.4	25.0	24.3

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except share data)

	September 30,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103.2	$26.7
Short-term investments	-	0.1
Accounts receivable, net	103.2	95.1
Current inventories, net	142.6	129.5
Other current assets	7.8	6.1
Total current assets	356.8	257.5

Marketable securities	-	10.4
Property, plant, and equipment, net	184.4	180.6
Goodwill, net	55.6	57.2
Other noncurrent assets	15.8	9.6
Total assets	$612.6	$515.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Current installments on long-term debt	$-	$8.0
Accounts payable	52.5	55.1
Accrued liabilities	26.3	28.6
Total current liabilities	78.8	91.7

Term loan	-	32.0
Revolving credit facility	-	96.2
Senior subordinated debt	150.0	-
Postretirement benefit obligations	25.8	24.5
Other noncurrent liabilities	14.4	15.1
Total liabilities	269.0	259.5

Commitments and Contingencies (See Note 8)	-	-

Shareholders' equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	-	-
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 25,197,516 and 23,822,101, respectively)	25.2	23.8
Capital surplus	271.5	221.5
Accumulated other comprehensive loss	(3.6)	(3.6)
Retained earnings	50.5	17.6
Treasury stock at cost (-0- and 168,322 common shares, respectively)	-	(3.5)
Total shareholders' equity	343.6	255.8

Total liabilities and shareholders' equity	$612.6	$515.3

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; $ in millions)

	For the Nine Months Ended
	September 30,
	2001	2000

Beginning cash and cash equivalents	$26.7	$22.2

Cash flows from operating activities:
Net income	32.9	26.3
Adjustments to reconcile net income to net cashprovided (used) by operating activities:
Depreciation and amortization	17.1	15.9
Accounts receivable, net	(8.1)	(19.6)
Current inventories, net	(13.1)	(18.4)
Accounts payable and accrued liabilities	(4.9)	3.8
Other	(9.1)	(9.0)
Net cash provided (used) by operating activities	14.8	(1.0)

Cash flows from investing activities:
Capital expenditures	(17.7)	(15.7)
Sale of short-term investments	0.1	-
Marketable securities	10.4	2.0
Proceeds from sale of property	-	0.8
Cash paid for acquisitions, net of cash received	-	(80.3)
Net cash used in investing activities	(7.2)	(93.2)

Cash flows from financing activities:
Issuance of senior subordinated debt	150.0	-
Initial borrowings under new revolving credit facility	-	6.8
Net borrowings (payments) under revolving credit facility	(96.2)	49.5
Issuance of term note	-	39.0
Term note repayment	(40.0)	(6.0)
Proceeds from options	4.3	-
Issuance of common stock	50.8	3.0
Net cash provided by financing activities	68.9	92.3

Net increase (decrease) in cash and cash equivalents	76.5	(1.9)

Ending cash and cash equivalents	$103.2	$20.3

Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisition	$-	$20.0

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and the cash flows and the results of operations for the three months and nine months ended September 30, 2001 and 2000.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2000.  Lone Star Technologies, Inc. (“Lone Star”) acquired the assets of Fintube Limited Partnership (“FLP”) and Bellville Tube Corporation (“Bellville”), on January 3, 2000 and April 1, 2000, respectively.  The accompanying consolidated financial statements include the operations of Fintube Technologies, Inc. (“Fintube”) for the three months and nine months ended September 30, 2000 and 2001, and the operations of Bellville for the three months ended September 30, 2000 and 2001 and the six months beginning April 1, 2000 and ended September 30, 2000 and the nine months ended September 30, 2001.  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  Certain reclassifications of prior period amounts have been made to conform with the current period presentation.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

On April 1, 2000, Lone Star through Bellville Acquisition, Inc., a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Bellville for a base purchase price of $14.8 million less a $0.3 million adjustment for working capital (the “Bellville Acquisition”).  Lone Star financed the Bellville Acquisition through cash held by Lone Star and $5 million of borrowings.  The cash paid for the Bellville Acquisition was paid to Bellville on March 31, 2000; however, the purchase was not effective until April 1, 2000.

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

The unaudited pro forma results below assume the Bellville Acquisition occurred at the beginning of the period presented (in millions, except per share amounts):

For the Nine Months Ended
September 30, 2000
Net sales	$483.2
Net income	26.8
Basic income per share	1.14
Diluted income per share	1.10

The above pro forma results include adjustments to give effect to amortization of goodwill, interest expense, and other purchase price adjustments.  The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

On August 16, 2001, Lone Star entered into a definitive agreement to acquire the assets of the Tubular Products Division of North Star Steel Company, a wholly owned subsidiary of Cargill, Incorporated, for $430 million and the assumption of certain working capital liabilities.  The transaction is presently scheduled to close in fourth quarter 2001.  We plan to finance the North Star acquisition with $100.0 million in borrowings under our new senior credit facility, our proposed issuance of $150.0 million in new senior subordinated notes, our proposed issuance of $130.0 million of common stock and approximately $66.2 million of cash on hand, although the relative amounts may change based on market conditions and other factors. The North Star acquisition will be accounted for using the purchase method of accounting. The excess of the purchase price paid over the identifiable assets and liabilities will be recorded as goodwill.

The unaudited pro forma results below assume the acquisition occurred at the beginning of the period presented (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000
Net sales	$255.3	$252.9	$799.8	$690.2
Net income	8.5	13.7	61.7	14.1
Basic income per share	0.24	0.40	1.76	0.41
Diluted income per share	0.24	0.39	1.74	0.41

The above pro forma results include adjustments to give effect to amortization of identifiable intangible assets, interest related to the financing of the acquisition and other purchase price adjustments.  The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the periods presented, nor are they necessarily indicative of future operating results.  We are obtaining an independent appraisal of the acquired assets for purposes of allocating the purchase price among such assets. The allocations used in the pro forma calculations are preliminary estimates and may differ materially from the actual allocations ultimately used by us based on the independent appraisal.

The attack on the Pentagon and World Trade Center on September 11, 2001 may lead to continued political and economic uncertainty that may continue to adversely affect the United States financial markets.  Accordingly, there can be no assurance that we will be able to obtain the related financings for the North Star acquisition at all or on terms or within the time frame that might have been possible had the attack not occurred.

Note 3 – Business Segments Data

	(in millions)		(in millions)
	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Oilfield
Net revenues	$102.3	$95.8	$336.8	$260.1
Operating income	7.6	9.3	39.2	20.0
Identifiable assets	202.5	219.0	202.5	219.0
Capital expenditures	2.7	2.3	9.0	6.6
Depreciation and amortization	3.2	2.8	9.0	7.9

Specialty tubing
Net revenues	$51.6	$56.3	$145.9	$173.3
Operating income	1.9	5.3	9.6	16.9
Identifiable assets	136.0	219.1	136.0	219.1
Capital expenditures	2.7	4.6	7.8	8.3
Depreciation and amortization	2.4	2.4	7.2	7.4

Flat rolled steel and other
Net revenues	$15.0	$18.1	$50.0	$49.6
Operating loss	(1.1)	(0.5)	(3.0)	(0.3)
Identifiable assets	16.6	20.6	16.6	20.6
Capital expenditures	0.3	0.5	0.7	0.8
Depreciation and amortization	0.1	0.2	0.8	0.6

Corporate and other nonsegments
Operating loss	$(1.0)	$-	$(3.1)	$-
Identifiable assets	257.5	38.3	257.5	38.3
Capital expenditures	-	-	0.2	-
Depreciation and amortization	-	-	0.1	-

Consolidated totals
Net revenues	$168.9	$170.2	$532.7	$483.0
Operating income	7.4	14.1	42.7	36.6
Total assets	612.6	497.0	612.6	497.0
Capital expenditures	5.7	7.4	17.7	15.7
Depreciation and amortization	5.7	5.4	17.1	15.9

Note 4 – Debt

At the beginning of 2000, Lone Star Steel’s (“Steel”) credit facilities consisted of a $90.0 million revolving line of credit and a three-year $10.0 million term loan.  In October of 2000, the revolving line of credit was increased to $120.0 million, which would have matured in 2002.  Under this revolving credit facility, Steel could borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.  Steel’s assets other than real estate secure these loans.  At September 30, 2001, Steel had no debt outstanding.

In October 2001, the Steel credit facility was restated and amended to a three-year $100 million senior secured credit facility for Lone Star and its domestic subsidiaries.  The proceeds of this facility would be used for general corporate purposes.  Under this credit facility, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit.  Lone Star and its domestic subsidiaries’ assets, other than real estate, secure this loan.  At Lone Star’s option, the interest rate is the prime lending rate or the LIBOR plus the applicable margin.  As a result, Lone Star will be subject to interest rate risk if it draws on the credit facility.  Management does not expect to draw on the facility until the North Star acquisition is consummated.

On January 3, 2000, Lone Star’s subsidiary, Fintube, entered into a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube Acquisition.  In August 2001, the Fintube Credit Facility was paid in full and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, Fintube terminated an interest rate swap agreement used to manage its exposure to interest rate movements related to the Fintube Credit facility.  The settlement of the interest rate swap resulted in a $0.8 million charge to income.

Steel periodically purchases steel slabs under consignment arrangements for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material.  Steel makes the payment as the slabs are used, plus interest on unpaid amounts.  At September 30, 2001, there was $8.8 million included in accounts payable under these financing arrangements.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due September 1, 2011 to qualified institutional buyers.  Interest on the outstanding senior subordinated notes will accrue at a rate of 9.0% per year, payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2001.  Lone Star used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, and the slab consignment obligations at the Steel and Fintube subsidiaries and for general corporate purposes.  The notes are fully and unconditionally guaranteed by each of the current and future domestic restricted subsidiaries of Lone Star.  The following condensed consolidating financial statements of Lone Star and its subsidiaries are presented for the periods in which nonguarantors of these notes were part of the consolidated financial statements.  The information for Lone Star is presented in the “Parent Company” column.  The nonguarantors are insignificant to the overall financial statements and are therefore included in the “Subsidiaries” column.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATING BALANCE SHEET

($ in millions)

	September 30, 2001
	Parent
	Company	Subsidiaries	Eliminations	Consolidated

Assets:
Current Assets
Cash and cash equivalents	$102.4	0.8	-	$103.2
Accounts receivable, net	1.2	103.2	(1.2)	103.2
Current inventories, net	-	142.6	-	142.6
Other current assets	0.9	6.9	-	7.8
Total current assets	104.5	253.5	(1.2)	356.8

Investment in subsidiary	247.6	-	(247.6)	-
Property, plant, and equipment	0.2	184.2	-	184.4
Goodwill	3.6	52.0	-	55.6
Other noncurrent assets	149.2	8.0	(141.4)	15.8
Total assets	$505.1	$497.7	$(390.2)	$612.6

Liabilities:
Accounts payable	3.5	50.2	(1.2)	52.5
Accrued liabilities	5.1	21.2	-	26.3
Total current liabilities	8.6	71.4	(1.2)	78.8

Senior subordinated debt	150.0	-	-	150.0
Post-retirement benefit obligations	-	25.8	-	25.8
Other noncurrent liabilities	2.7	153.1	(141.4)	14.4
Total liabilities	161.3	250.3	(142.6)	269.0
Total shareholders' equity	343.8	247.4	(247.6)	343.6
Total liabilities and equity	$505.1	$497.7	$(390.2)	$612.6

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATING INCOME STATEMENTS

($ in millions)

	For the Nine Months Ended September 30, 2001
	Parent
	Company	Subsidiaries	Eliminations	Consolidated

Net Revenues	$-	$543.4	$(10.7)	$532.7
Cost of Goods Sold	-	(474.9)	10.7	(464.2)
Groff profit	-	68.5	-	68.5
Selling, General and Administrative expenses	0.8	(26.6)	-	(25.8)
Equity in subsidiaries' income	31.2	-	(31.2)	-
Operating income	32.0	41.9	(31.2)	42.7
Interest expense, net	0.7	(8.1)	-	(7.4)
Other	0.2	(0.9)	-	(0.7)
Income tax	-	(1.1)	-	(1.1)
Income before extraordinary items	32.9	31.8	(31.2)	33.5
Extraordinary items	-	(0.6)	-	(0.6)
Net income	$32.9	$31.2	$(31.2)	$32.9

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATING CASH FLOW STATEMENTS

($ in millions)

	For the Nine Months Ended September 30, 2001
	Parent
	Company	Subsidiaries	Eliminations	Consolidated
Cash from Operating Activities:
Net income	$32.9	$31.2	$(31.2)	$32.9
Undistributed equity in subsidiaries' income	(31.2)	-	31.2	-
Other	(140.0)	121.9	-	(18.1)
Net cash used by operating activities	(138.3)	153.1	-	14.8
Net cash flows from investing activities:	10.3	(17.5)	-	(7.2)
Net cash flows from financing activities:	205.1	(136.2)	-	68.9
Net change in cash	77.1	(0.6)	-	76.5
Net cash beginning balance	25.3	1.4	-	26.7
Net cash ending cash	$102.4	$0.8	$-	$103.2

Note 5 – Equity and Earnings Per Share

On May 2, 2001, Lone Star sold 1.2 million shares of its common stock under a previously filed universal shelf registration statement.  The net proceeds to Lone Star was $50.8 million.  Proceeds of the sale were used for general corporate purposes.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock.  The numbers of shares used to compute basic earnings per share for the three months ended September 30, 2001 and 2000, respectively, were 25.2 million and 23.6 million, and nine months ended September 30, 2001 and 2000 were 24.5 million and 23.5 million, respectively.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities.  The numbers of shares used to compute diluted earnings per share for the three months and nine months ended September 30, 2001, respectively, were 25.4 million and 25.0 million - dilutive securities equivalent to 0.2 million and 0.5 million shares of common stock were outstanding during the three months and nine months ended September 30, 2001, respectively.

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

Note 7 - Inventories

At September 30, 2001, inventories totaled $167.0 million before LIFO reserves and were composed of: finished goods,  $45.0 million; work in process, $49.1 million; and raw materials and supplies, $72.9 million.  Net of LIFO reserves of $19.2 million, inventories were $147.8 million, of which $5.2 million (consisting of supplies and spare parts) were classified as noncurrent assets.

Note 8 - Commitments and Contingencies

Lone Star has various commitments for the purchase of raw materials, certain tubular goods, supplies, services, and energy arising in the ordinary course of business.  The majority of these commitments are for a period of less than one year.

Steel is named as one of a number of defendants in numerous lawsuits alleging that certain individuals were exposed to asbestos on such subsidiary’s premises.  We did not manufacture any of the products containing the asbestos.  Some or all of these claims may not be covered by our insurance.  We do not believe, based on an analysis of facts and circumstances known to us, that any of these proceedings would have a material adverse effect on our financial condition or results of operations.

Lone Star’s operations are subject to foreign, federal, state, provincial and local environmental laws and regulations concerning, among other things, waste materials, wastewater disposal and air emissions.  Lone Star believes that its subsidiaries are currently in material compliance with all applicable environmental laws and regulations.

Note 9 - Income Taxes

Lone Star had federal tax net operating loss carryforwards of approximately $232.7 million at September 30, 2001, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits.  Provisions for alternative minimum taxes of $0.2 million and $1.1 million, respectively, were recognized for the three months and the nine months ended September 30, 2001.  If not utilized, the net operating loss will expire between years 2003 and 2019.

Note 10 – Comprehensive Income

Comprehensive income for the periods ended September 30, 2001 and September 30, 2000 was:

	(In millions)
	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net income	$3.2	$10.4	$32.9	$26.3
Interest rate swap	0.8	-	-	-
Comprehensive income	$4.0	$10.4	$32.9	$26.3

Note 11 – New Accounting Pronouncements

In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” certain charges for shipping and handling costs have been reclassified.  The pronouncement requires freight charges billed to customers to be classified in revenues and shipping costs incurred to be classified in cost of goods sold.  Lone Star previously reported such amounts net in revenues.  The resulting reclassifications have increased revenues and cost of goods sold for the previously reported three months and nine months ended September 30, 2000.  Gross profit, operating income, and net income are unchanged in all periods.

Effective January 1, 2001, Lone Star adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value, regardless of purpose or intent of holding them.  On January 1, 2001, a transition obligation of $0.5 million was recorded related to the interest rate swap agreement.  Additionally, a loss to other comprehensive income in the equity section of the balance sheet of $0.5 million was recorded.  The subsequent changes in fair value were recorded through other comprehensive income.  In August 2001, the Fintube Credit Facility was paid in full and the related interest rate swap was terminated.  The settlement of the interest rate swap resulted in a $0.8 million charge to income in the third quarter.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”.  SFAS 141 requires, among other things, all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Under SFAS 142, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment at least annually.  SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year.  Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of SFAS 142, however, goodwill associated with business combinations before June 30, 2001 will continue to be amortized until December 31, 2001.  Currently, Lone Star amortizes goodwill associated with the Fintube and Bellville acquisitions as detailed in Note 2 of approximately $0.5 million per quarter.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that SFAS No. 143 will have on its financial position or results of operations.

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ,” however, this statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The Company does not believe that the adoption of SFAS 144 will have a material effect on its financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star is the leading domestic manufacturer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells.  Lone Star is also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, Lone Star is a leading manufacturer of specialty tubing products used in power technology, automotive, construction, agricultural and industrial applications. Effective January 1, 2000, we acquired the assets of Fintube Limited Partnership, the largest specialty tubing manufacturer of heat recovery finned tubes, which are used in various power technology markets, including the construction of gas–fired, combined-cycle electrical power generation plants. On April 1, 2000, we also completed an acquisition of the assets of Bellville Tube Corporation (“Bellville”), a manufacturer of casing, tubing and line pipe for the oil and gas industry.

The oil and gas markets are volatile and uncertainty exists regarding the future levels of oil and gas prices and related drilling activity.  Therefore, no assurance can be given regarding the extent of future demand for Lone Star’s oilfield products.

RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of income are as follows:

	($in millions)				($in millions)
	For the Quarter Ended				For the Nine Months Ended
	September,				September,

	2001		2000		2001		2000
	$	%	$	%	$	%	$	%
Oilfield products	102.3	61	95.8	56	336.8	63	260.1	54
Specialty tubing products	51.6	30	56.3	33	145.9	28	173.3	36
Flat rolled steel and other products	15.0	9	18.1	11	50.0	9	49.6	10
Consolidated net revenues	168.9	100	170.2	100	532.7	100	483.0	100

Shipments of products are as follows:

	(in tons)				(in tons)
	For the Quarter Ended				For the Nine Months Ended
	September,				September,
	2001	%	2000	%	2001	%	2000	%
Oilfield products	147,300	64	131,300	59	482,600	66	371,000	58
Specialty tubing products	43,400	19	43,600	20	120,700	16	139,700	22
Flat rolled steel and other products	39,500	17	46,600	21	130,100	18	130,100	20
Total shipments	230,200	100	221,500	100	733,400	100	640,800	100

Revenues of $168.9 million for the three months ended September 30, 2001 decreased 1% when compared to the third quarter of 2000, primarily due to reduced revenues from specialty tubing and flat rolled steel and other products partially offset by higher revenues from oilfield products.  Oilfield product revenues rose 7% to $102.3 million in the third quarter of 2001 from $95.8 million in the third quarter of 2000.  The increase in oilfield product revenues was primarily due to a 12% increase in shipments offset by a 5% decrease in average overall prices.  The overall decrease in average prices for oilfield products is primarily attributable to a shift in the product mix toward lower priced line pipe.  The lower priced line pipe comprised 37% of oilfield products sales in the quarter ended September 30, 2001, compared to 27% of oilfield products sales in the same quarter last year.

Specialty tubing product revenues were down 8% from the same period in 2000 as shipment volumes decreased 1% as compared to the third quarter of 2000, due to lower demand for precision mechanical tubulars for general industrial and automotive applications.  Additionally, specialty tubing average prices have declined due to a shift in the overall product mix to lower priced products.

Flat rolled steel and other tubular revenues were down 17% compared to the same period in 2000 on 15% decreased shipment volumes and 2% lower prices due to reduced industrial demand.

Revenues for the first nine months of 2001 of $532.7 million increased 10% from the same 2000 period.  Oilfield products revenues increased 29% while flat rolled steel and other tubular products were level.  Specialty tubing revenues decreased 16% principally due to reduced demand for precision mechanical tubular products.

The gross profit for the three months and nine months ended September 30, 2001 was $16.3 million and $68.5 million, respectively, compared to $22.6 million and $62.5 million, for the same 2000 periods.  The operating income for the three months and nine months ended September 30, 2001 was $7.4 million and $42.7 million, respectively, compared to $14.1 million and $36.6 million, for the same 2000 periods.  The gross profit and operating income for the three months ended September 30, 2001 were lower than the same period of 2000, primarily due to higher unit costs associated with decreased production volumes of oilfield products and reduced overall revenues from oilfield tubulars and specialty tubing.  The gross profit and operating income for the nine months ended September 30, 2001 benefited from increased shipment volumes for oilfield tubulars, offset by lower prices and shipment volumes in specialty tubing.

Selling, general and administrative expenses were $8.9 million and $25.8 million for the three months and nine months ended September 30, 2001, respectively, compared to $8.5 million and $25.9 million for the same 2000 periods.

Net income was $3.2 million and $32.9 million, or $0.13 and $1.32 per diluted share for the three months and nine months ended September 30, 2001, respectively, compared to $10.4 million and $26.3 million, or $0.43 and $1.08 per diluted share for the same 2000 periods.  Net income for the three months ended September 30, 2001 was down due to increased unit manufacturing costs associated with decreased production volumes and prices of oil country tubular goods, which were reduced significantly from the second quarter of 2001.  In addition, net income includes one-time charges of $1.4 million, or $0.05 per diluted share, related to early retirement of debt, of which $0.8 million was included in other expense and $0.6 million was included in extraordinary loss for the three months and nine months ended September 30, 2001.

FINANCIAL CONDITION AND LIQUIDITY

Lone Star has no direct business operations other than Steel, Fintube, and Bellville or significant sources of cash other than from investments or the sale of securities.  Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost sharing agreement with Steel.  Fintube pays Lone Star an annual overhead fee of approximately $1.0 million, which is the maximum amount permitted under Fintube’s credit facility.  Bellville’s payments to Lone Star are not restricted and Bellville pays Lone Star an annual overhead fee of $0.2 million.

At September 30, 2001, Lone Star had available cash and cash equivalents, short-term investments, and marketable securities of $103.2 million, compared to $37.2 million at December 31, 2000.  The increase in cash and cash equivalents was generated from the stock sale and sale of senior subordinated notes described below.  Lone Star has no immediate cash requirements as Steel, Fintube, and Bellville reimburse Lone Star for their overhead as described in the preceding paragraph.

Steel and Fintube require capital primarily to fund general working capital needs and capital expenditures.  Principal sources of funds include cash generated by operations and borrowings from Lone Star.  Bellville requires capital primarily to fund several working capital needs and capital expenditures.  Principal sources of funds include cash generated by operations and from Lone Star.

Cash provided by operating activities was $14.8 million and ($1.0) million for the nine months ended September 30, 2001 and September 30, 2000, respectively.  Cash provided by operations for the nine months ended September 30, 2001 increased versus the comparative period primarily due to increased net income, accounts receivable collections and reduced inventory purchases, offset by a reduction in accounts payable and accrued liabilities.

Cash used in investing activities was ($7.2) million and ($93.2) million for the nine months ended September 30, 2001 and 2000, respectively.  Cash used in investing activities for the nine months ended September 30, 2001 decreased versus the comparative period primarily due to an increase in proceeds from the sale of marketable securities and cash used in the Fintube and Bellville acquisitions in the comparative period.

Cash provided by financing activities was $68.9 million and $92.3 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.  Cash provided by financing activities for the nine months ended September 30, 2001, decreased versus the comparative period primarily due to repayments on the revolving credit facility and term loan, offset by the proceeds from the sale of $150 million senior subordinated notes and the May equity offering, compared with borrowings to finance the Fintube and Bellville acquisitions in the comparative period.

At the beginning of 2000, Lone Star Steel’s (“Steel”) credit facilities consisted of a $90.0 million revolving line of credit and a three-year $10.0 million term loan.  In October of 2000, the revolving line of credit was increased to $120.0 million, which would have matured in 2002.  Under this revolving credit facility, Steel could borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.  Steel’s assets other than real estate secure these loans.  At September 30, 2001, Steel had no debt outstanding.

In October 2001, the Steel credit facility was restated and amended to a three-year $100 million senior secured credit facility for Lone Star and its domestic subsidiaries.  The proceeds of this facility would be used for general corporate purposes.  Under this credit facility, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit.  Lone Star and its domestic subsidiaries’ assets, other than real estate, secure this loan.  At Lone Star’s option, the interest rate is the prime lending rate or the LIBOR plus the applicable margin.  As a result, Lone Star will be subject to interest rate risk if it draws on the credit facility.  Management does not expect to draw on the facility until the North Star acquisition is consummated.

On January 3, 2000, Lone Star’s subsidiary, Fintube, entered into a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube Acquisition.  In August 2001, the Fintube Credit Facility was paid in full and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, Fintube terminated an interest rate swap agreement used to manage its exposure to interest rate movements related to the Fintube Credit facility.  The settlement of the interest rate swap resulted in a $0.8 million charge to income.

Steel periodically purchases steel slabs under consignment arrangements for use in its production process and thereby affords Steel somewhat longer payment periods for this raw material.  Steel makes the payment as the slabs are used, plus interest on unpaid amounts.  At September 30, 2001, there was $8.8 million included in accounts payable under these financing arrangements.

On May 2, 2001, Lone Star sold 1.2 million shares of its common stock under a previously filed universal shelf registration statement.  The net proceeds to Lone Star was $50.8 million.  Proceeds of the sale were used for general corporate purposes.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due September 1, 2011 to qualified institutional buyers.  Interest on the outstanding senior subordinated notes will accrue at a rate of 9.0% per year, payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2001.  Lone Star used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, and the slab consignment obligations at the Steel and Fintube subsidiaries and for general corporate purposes.  The notes are fully and unconditionally guaranteed by each of the current and future domestic restricted subsidiaries of Lone Star.

Lone Star’s operations are subject to numerous environmental laws.  The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.  Lone Star believes that these environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

Lone Star believes that funds generated by operations and borrowing capacity under its revolving credit facility will provide the liquidity necessary to fund cash requirements for the remainder of 2001.

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

In October 2001, the Steel credit facility was restated and amended to a three-year $100 million senior secured credit facility for Lone Star and its domestic subsidiaries.  Under this credit facility, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit.  At Lone Star’s option, the interest rate is the prime lending rate or the LIBOR plus the applicable margin.  As a result, Lone Star will be subject to interest rate risk if it draws on the credit facility.  Management does not expect to draw on the facility until the North Star acquisition is consummated.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency.  Any gains or losses from currency translation have not been material and Lone Star does not participate in hedging foreign currency exposure.

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
None
(b)

Reports on Form 8-K:  A Current Report on Form 8-K dated August 16, 2001 was filed reporting the signing of the Purchase and Sale Agreement among Cargill, Incorporated, North Star Steel Company and Lone Star and filing that Agreement as an exhibit and a Current Report on Form 8-K dated September 18, 2001 was filed providing guidance on third quarter earnings expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated: August 14, 2001	Vice President and Chief Financial Officer