Form 10-K405
period 2001-12-31
LONE STAR TECHNOLOGIES INC
filed 2002-03-29
CIK 791348

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10 -K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

COMMISSION FILE NUMBER 1-12881

LONE STAR TECHNOLOGIES, INC.

(A DELAWARE CORPORATION)

15660 N. DALLAS PARKWAY, SUITE 500
DALLAS, TEXAS 75248

972/770-6401

I.R.S. EMPLOYER IDENTIFICATION NUMBER: 75-2085454

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒.  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of January 31, 2002, the number of shares of common stock outstanding was 25,205,550.  The aggregate market value of common stock (based upon the closing price on the New York Stock Exchange on that date) held by nonaffiliates of the registrant was approximately $379.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.            BUSINESS

GENERAL

We are the leading domestic manufacturer and marketer of premium welded “oil country tubular goods,” which are steel tubular products used in the completion and production of oil and natural gas wells. We are a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, we are a leading manufacturer of specialty tubing products used in power technology, automotive, construction, agricultural and industrial applications. In January 2000, we acquired the assets of Fintube Limited Partnership, the largest specialty tubing manufacturer of heat recovery finned tubulars, which are used in various power technology markets, including in the construction of gas-fired, combined-cycle electrical power generation plants. We also completed an acquisition of the assets of Bellville Tube Corporation (Bellville), a manufacturer of casing, tubing and line pipe for the oil and gas industry, on April 1, 2000. We began producing and marketing oil country tubular goods and other tubular products over 45 years ago.

OUR STRATEGY

Our goal is to be the leading provider of both oilfield tubular products and specialty tubing products and to increase our market presence in order to benefit from favorable market conditions. The key elements of our strategy to achieve commercial leadership and operational excellence are:

•              Achieving increased production, greater productivity and penetration into new markets through capital investment and commercial alliances expansion. We constantly seek to improve our production efficiency by upgrading our manufacturing technologies. By becoming more efficient, we will be able to continue offering our products at attractive prices to an increasing number of customers. Through our exclusive commercial alliances with several mills, we have been able to outsource production of specific types of oil country tubular goods and line pipe, enabling us to concentrate our capital expenditures and manufacturing expertise on our premium products and new technologies. Expanding these alliances will enable us both to offer a wider variety of tubular products to our customers and to increase our production of premium products.   We also have increased our production capacity for finned tubulars utilizing our proprietary technology for high-speed finned tubing welding machines.

•              Continuing to develop and market new product applications and technologies. We have historically been successful in pioneering new production capabilities to expand the market acceptance of our oil country tubular goods, line pipe and specialty tubing products. For example, we pioneered the electric resistance welded, full-body normalized process, which, together with our extensive heat-treating capabilities, enables us to manufacture and sell our oil country tubular goods and line pipe for deep wells and other critical applications. We have also developed expandable casing products which are used in critical repair and extended reach drilling applications to save time and costs.  In addition, we have produced and sold slotted tubes for expandable sand screens and new rise sleeves to provide solutions for completion in unconsolidated sand formations and subsea completions, respectively.  We will continue to invest in new technologies and develop new products for the markets we serve.

•              Growing through strategic acquisitions. Our acquisitions of Fintube and Bellville enable us to increase our production capacity and expand the selection of products we offer and the markets we serve at a cost significantly less than that required to develop these operations on our own.  During 2001, we attempted to purchase an unrelated manufacturer of oil country tubular goods and line pipe to further expand our product line.  However, the uncertainty that followed the tragic events of September 11th made the cost of acquiring capital prohibitive and we did not complete this acquisition.  We will continue to pursue strategic acquisitions that we believe to be beneficial to our business.

INDUSTRY BACKGROUND

Oilfield Products.  Oil country tubular goods, or OCTG, include casing and tubing, which we manufacture, as well as drill pipe, which we do not manufacture.  Casing acts as a structural retainer wall in oil and natural gas wellbores to provide support and prevent caving during drilling operations and is used to protect water-bearing formations during the drilling of a well. Casing is generally not removed after it has been installed in a well. Tubing, which is used to transmit oil and natural gas to the surface, may be replaced during the life of a producing well.

Demand for oil country tubular goods depends primarily on the number of oil and natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells. The level of these activities depends primarily on natural gas and oil prices and industry expectations of future prices. A key indicator of domestic demand is the average number of drilling rigs operating in the United States. According to the Baker Hughes rig count, the most commonly cited indicator of the level of domestic drilling activity, the average United States rig count was 1,156 in 2001 compared to 918 in 2000.  Drilling increased until mid-2001 with a heavy emphasis on natural gas production activities.  During the third and fourth quarters of 2001, oil and gas prices declined, resulting in a significant decrease in domestic drilling activity.  At year-end, 887 rigs were working, of which 84% were drilling for natural gas.  The decrease resulted in less demand for our oilfield products.

The oil country tubular goods market is also affected by the level of inventories maintained by manufacturers, distributors, threading companies  and end users. During downturns in drilling activity, customers typically utilize the inventory of these products rather than purchase new products, causing demand for new production to further decrease, which happened in the second half of 2001.  Conversely, in periods of increased drilling activity, increases in oil country tubular goods inventory levels by distributors and end users typically occur, accelerating demand for new production.

The amount of imported oilfield products also affects the oil country tubular goods market. Imported oil country tubular goods accounted for approximately 37% of the apparent supply available to the domestic oil country tubular goods market during 2001, 30% during 2000 and 17% during 1999.  The domestic oil country tubular goods industry expects to file a number of trade cases in the first half of 2002 against foreign countries that are believed to be illegally importing oil country tubular goods.  The results of these cases will not be known until the second half of 2002.  Imported oil country tubular goods increased significantly during 2000 and 2001, as domestic drilling activity accelerated while international drilling activity increased at a much lower rate.  The amount of imported oil country tubular goods was lower in 1999 due to the dramatic decline in distributor stock purchases during 1999 as inventories were liquidated and demand for new products reduced as drilling activity declined.  Protective tariffs on several foreign countries were imposed in 1995. These trade tariffs, which were intended to promote an equitable trade environment were extended for another five years during 2001. In June 2000, trade tariffs with respect to Canada and Taiwan were revoked.

Manufacturers produce oil country tubular goods in numerous sizes, weights, grades and thread profiles. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance and other performance characteristics. Oil country tubular goods are generally classified by “carbon” and “alloy” grades. Carbon grades of oil country tubular goods have yield strengths of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of oil country tubular goods, often referred to as premium goods, have yield strengths of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet or for high temperature wells, highly corrosive wells or other critical applications.

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

Specialty Tubing Products.  The specialty tubing business includes the manufacture, marketing and sale of a broad variety of steel tubing products, including premium and custom-made products. Applications for specialty tubular products include finned tubular products for power technology markets for heat recovery applications and precision mechanical tubular products for automotive, fluid power and other markets for various mechanical applications.

Demand for finned tubular products depends on, among other factors, combined-cycle electrical power plant construction, and the cost of alternative fuels for power generation and, to a lesser extent, on industrial processing plant and petrochemical plant construction. Demand for these products was down in the fourth quarter of 2001 as construction of new power plants was curtailed due to lower energy demand attributable to the slowdown in the general economy and constraints on capital to fund the construction projects.  Power plant construction curtailments and cancellations are expected to continue during 2002.

The demand for precision mechanical tubulars and other specialty tubing used for automotive, fluid power and other mechanical applications is cyclical and dependent on the general economy, the automotive and construction industries and other factors affecting domestic goods activity.   Demand for precision mechanical tubulars within the traditional markets was up in 2000 as a result of economic recoveries in certain foreign markets and a strong domestic economy during the first half of 2000.  The recession experienced in the United States in 2001 significantly reduced demand for precision mechanical tubulars throughout the year.  Late in 2001, the continuing decline in the economy resulted in further decreased demand for precision mechanical tubing, which is not expected to increase until general domestic economic conditions improve.

Flat Rolled Steel and Other Products. We have a rolling mill which has the capacity to produce 1.4 million tons of flat rolled steel per year.  Participation in flat rolled steel markets allows us to maintain flexibility in procurement of lower cost steel.   Flat rolled steel, produced primarily for the manufacture of oilfield and specialty tubing products, is also sold to fabricators of various construction and industrial products. The market for flat rolled steel is affected by a number of factors, including price, capacity utilization and material costs.  Flat rolled steel is sold in highly competitive markets and price, quality and availability are the main determinants of customer purchasing decisions.  Other products consist of tubular goods that serve a variety of uses, such as structural piling applications in the construction industry.

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

Casing, which historically represents about 75% of the oil country tubular goods tonnage sold by us, is the structural retainer wall in oil and natural gas wellbores. It also serves to prevent pollution of nearby water reservoirs and contamination of a well’s production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and natural gas to the surface. We offer the widest grades and ranges of outside diameters in casing (3½ “ to 20”) and tubing (1.9” to 3½ “) produced in the United States, including products that have been successfully used in wells with depths of over 30,000 feet.

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

Critical applications, such as deep natural gas wells and offshore wells, require high-performance casing and tubing that can withstand enormous pressure as measured by burst strength, collapse strength and yield strength. Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. In our electric resistance welded, full-body normalized manufacturing process, which meets and exceeds American Petroleum Institute standards, we heat treat the entire tube and not just the weld area. This process strengthens the entire tube and makes our premium casing, tubing and line pipe interchangeable with seamless tubulars for nearly all critical applications.  Typically, greater than 45% to 60% of our annual oil country tubular goods tonnage consists of premium, high-strength tubular products.  Because of higher levels of deeper drilling, particularly for natural gas, 66% of our oil country tubular goods revenues during 2001 were from high-strength alloy grade products compared to 57% in 2000.

Operators drilling shallow wells generally purchase oil country tubular goods based primarily on price and availability, as wells of this nature require less stringent performance characteristics. We compete in this market, which is served primarily by producers of seam-annealed oil country tubular goods, with our Wildcat™ brand of oil country tubular goods and products produced through our exclusive alliance mills.

Line Pipe

We offer the widest size and chemistry range of line pipe used to gather and transmit oil and natural gas in the United States with outside diameters from 2 3/8” to 60”.  Historically, approximately 20% to 25% of our oilfield product revenues are from line pipe sales.

Sales and Distribution.  Our domestic oil country tubular goods sales distribution network consists of 14 non-exclusive distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. We also sell line pipe through distributors and directly to end users. Internationally, oil country tubular goods are sold through distributors and trading companies as well as directly to end users. Approximately 4% of the tonnage of oil country tubular goods and 2% of the tonnage of line pipe that we shipped in 2001 were to destinations outside the United States. Our two largest customers, both distributors of our oilfield products in 2001, accounted for approximately 10% each, of the total oil country tubular good tons we shipped. About 78% of the oil and natural gas wells drilled in the United States in 2001 were located in Texas, Oklahoma, Kansas, Louisiana, New Mexico and the federal waters of the Gulf of Mexico, all located within 750 miles of our mills in Texas. The majority of our oilfield products were sold for use in these states, as well as the Gulf of Mexico which is less than 250 miles from our mills.

Alliance Mills.  In addition to production from our mills, we have marketing agreements to sell other steel oilfield tubular products manufactured by several companies. Through commercial alliances with several mills, we have expanded our oilfield product offering. These arrangements enable us to outsource production of specific products, allowing us to offer a wider variety of casing, tubing and line pipe without a permanent capital investment. These alliances allow us to concentrate our capital expenditures and manufacturing expertise on our premium products, while offering our customers a complete size range of casing, tubing and line pipe. These transactions are performed on a commission basis and through purchase and resale of the products. Our alliance arrangements accounted for approximately 22% of our revenues from oilfield products during 2001.

Competition.  Oil country tubular goods and line pipe are sold in highly competitive markets. Once users of oil country tubular goods determine which performance characteristics are relevant, they base their purchasing decisions on four factors: quality, availability, service and price. We believe that we are competitive in all of these areas. We successfully compete with both seamless oil country tubular goods and seam-annealed electric resistance welded products, as described above under “Business-Industry Background — Oilfield Products.”  Our electric resistance welded, full-body normalized casing and tubing products compete with seamless oil country tubular goods, and we offer products with the widest variety of diameters, grades and wall thicknesses in the United States. Several domestic manufacturers produce limited lines of oil country tubular goods, and a number of foreign manufacturers produce oil country tubular goods for export to the United States.

From 1986 through June 2000, the level of imports of oil country tubular goods from Canada and Taiwan was greatly reduced by the existence of antidumping duty orders covering imports from these countries. In addition, since 1995, the level of imports of oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico has been greatly reduced by the existence of antidumping duty orders covering imports from these countries and a countervailing duty order covering imports from Italy. The orders also have had a beneficial impact on prices for oil country tubular goods in the domestic market. Affected parties can request administrative reviews of imposed duties and tariffs.  These orders against Argentina, Italy, Japan, Korea, and Mexico were reviewed through the International Trade Commission in 2001 and will remain in place for an additional five year period.  The domestic oil country tubular goods industry expects to file a number of trade cases in the first half of 2002 against foreign countries that are believed to be illegally importing oil country tubular goods.  The results of these cases will not be known until the second half of 2002.

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

Finned Tubular Products

We manufacture custom-engineered specialty finned tubular products used in a variety of heat recovery applications, primarily for heat recovery steam generation in gas-fired, combined-cycle electrical power generating plants. We have the major portion of domestic manufacturing capacity for finned tubes and fabrication of heat recovery steam generators.  Finned tubes are steel tubes with various types of fins or studs welded to the outside to increase the amount of surface area for maximized recovery of heat. Modules, or large bundles, of finned tubes are fabricated into heat-recovery steam generators that raise the efficiency of electric power plants by more than 30% by converting exhaust heat into steam to generate additional electricity. The Energy Information Administration expects the amount of new combined-cycle generating capacity additions to increase substantially by 2010.  Accordingly, we expect the heat recovery steam generation market to grow rapidly over the long-term if the construction of combined-cycle power generation plants accelerates as expected.   However, in the near-term, due to depressed economic conditions, construction of many electric power plants has been delayed or cancelled resulting in less demand for finned tubular products.  Our heat recovery products also serve the petrochemical and food processing industries.

Precision Mechanical Tubulars

We have one of the largest production capacities in the world for precision mechanical tubular products using the Drawn Over Mandrel manufacturing process. The use of the Drawn Over Mandrel manufacturing process enables us to achieve higher critical tolerances and dimensional control than other processes. Our precision mechanical tubular product line includes a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties. Our precision mechanical tubular products have the widest size range in the world, from 1/2” to 15” in outside diameter, and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties and surface finishes. Product uses include the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods and liner hangers. As a result of the wide range of industrial applications for precision mechanical tubular products, sales traditionally follow general domestic economic conditions.

The Drawn Over Mandrel process uses a drawbench to pull tubing through a die and over a mandrel to shape and smooth surfaces and impart precise dimensional tolerances to tubes. Our production facilities include seven drawbenches. Our 1,000,000 pound drawbench, the largest in the Western Hemisphere, combined with our 800,000 pound drawbench enable us to access broader markets through the manufacture of larger diameter, thicker wall products. Order quantities for our precision mechanical tubular products are typically less than 20,000 pounds, and the products are made to exact customer specifications.

Other Specialty Tubing Products

We also produce hot finished specialty tubing. We have developed new thick wall products using enhanced hot reduction technology for applications such as heavy axles for trailers and trucks, including sport utility vehicles, that were typically made out of seamless tubes. This product is also used for other industrial applications.

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

Sales and Distribution.  Domestically, we market and sell our precision mechanical tubulars through 19 non-exclusive steel service centers and directly to end users. Our precision mechanical tubulars have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. Internationally, the majority of our precision mechanical tubulars is currently sold directly to end users and exports accounted for approximately 22% in 2001 and 20% in 2000 of the shipment tonnage of our precision mechanical tubulars. We market our finned tubes and other heat recovery products through a small domestic sales force, an international sales manager based in Quebec and independent distributors.  Exports of finned tubulars and other heat recovery tubes accounted for approximately 18%, and 21%  of the revenues from those products in 2001 and 2000, respectively.

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

We also have a stand-alone steel coil slitting business and a steel rod to thin steel strip manufacturing process. This business includes a steel coil storage and processing business, where we provide profitable, toll slitting services for major steel customers and also provide steel storage and custom cutting. The steel coil division ships its processed steel on a just-in-time basis for outside customers and to our finned tubing manufacturing operations.  We own the rights to our patented cold-rolling process for flattening steel rod into narrow bands of thin-gauge steel which we use as finning material for our finned tubes and thin strip steel we sell to third parties.

Sales and Distribution.  We manufacture and sell flat rolled steel directly to end users and through service centers, primarily in the Southwestern region of the United States.  The largest customer of our flat rolled steel, Friedman Industries, Inc., historically has accounted for approximately 75% to 80% of our flat rolled steel sales, as well as substantially all other sales of miscellaneous tubular products other than oilfield and specialty tubing products. This customer has steel processing facilities located adjacent to our facilities in Lone Star, Texas, and those facilities purchase most of their flat rolled steel from us. Sales to this customer represented approximately 8% and 9% of our total revenues for 2001 and 2000, respectively.

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

CUSTOMERS

We sell our oilfield products through our exclusive distributors to numerous end users, including BP, Chevron, El Paso Exploration, Anadarko Petroleum Corporation, Texaco Inc., Burlington Resources Inc., Apache Corporation and Exxon Mobil Corporation. We sell our finned and other heat recovery tube products to over 50 end users, including Foster Wheeler Corporation, Chicago Tube and Iron Company, Cerrey, Nooter Eriksen, Inc., and Deltak, L.L.C.  We sell our precision mechanical tubulars to such distributors and end users as Earle M. Jorgensen Company, Marmon/Keystone Corp., Hyva, DaimlerChrysler Corporation, American Axle & Manufacturing Holdings, Inc., Ford Motor Company, and Dana Corporation.

RESEARCH, DEVELOPMENT, INFORMATION TECHNOLOGY AND PATENTS

We are committed to technologically innovative product development. With respect to oilfield products, we collaborate with customers and industry groups to develop new grades of oil country tubular goods as well as new products, such as expandable casing. Our expandable casing product was developed for a joint venture between Shell Oil Company and Halliburton Company and was first successfully installed in late 1999 in the Gulf of Mexico with over fifty successful installations to date.  We have also developed slotted tubes for expandable sand screens and riser sleeves to provide new product solutions for our customers.  Our technical knowledge and high-performance casing products are also being applied in an innovative method for drilling wells using casing instead of drill pipe.  We also have used our expertise to develop high-strength, thick wall line pipe for offshore applications. In addition, we developed ultrasonic testing methods to assure the quality of our tubing. In the specialty tubing area, our recent product developments include the Aeroseg finned tube, a new thermal mechanically processed Drawn Over Mandrel product called QDOM for applications requiring extreme mechanical properties and thick wall products using hot reduction technology for applications such as heavy axles that are normally made out of seamless tubes. We hold several United States patents covering some of our manufacturing processes and products.

We also have invested in information technologies that provide the platform for internet-based commercial marketing and resource constrained production planning. We believe our information technologies capabilities will allow us to more profitably run our facilities, give our customers excellent service and facilitate web-based commercial initiatives.

MANUFACTURING CAPABILITIES

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas which contains over 2,000,000 square feet of manufacturing space and approximately 91,000 square feet of oilfield products manufacturing facilities near Houston, Texas.  We manufacture our finned tubular products in approximately 416,500 square feet of manufacturing facilities on approximately 131.5 acres that we own or lease in the Tulsa, Oklahoma metropolitan area; Pryor, Oklahoma; Quebec, Canada; Veracruz and Monterrey, Mexico.

Our East Texas facilities’ annual rated capacity approximates 480,000 slab tons, 1,400,000 flat rolled tons and 1,000,000 welded pipe tons. We have access through marketing arrangements and alliances with mills for additional oilfield tubular capacity of approximately 800,000 tons per year.  In 2001, the precision mechanical specialty tubing facilities operated near 65% of capacity.  The rolling mills and pipe mills generally operated at approximately 52% of capacity, while the EAF’s operated at less than 44% of capacity.

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

RAW MATERIALS AND INVENTORY

In general, we attempt to procure raw materials and to manage our finished goods inventory in a manner that will provide:

•              significant flexibility in responding to the levels of demand for our various products;

•              a short lead time in filling our customers’ orders;

•              the capacity to offer a broad product range; and

•              the ability to offer our products at an effective cost.

We generally produce oil country tubular goods and line pipe to fill specific orders and, accordingly, we maintain the majority of our inventory in the form of steel slabs, steel coils, work-in-process or finished goods earmarked for specific orders. Some work-in-process and finished goods inventories are maintained in order to provide flexibility in responding to customer delivery demands.

We can use steel slabs, scrap steel and steel coils in the manufacture of our tubular products. We purchased steel slabs to meet approximately 70% of our steel needs in 2001, and it was often necessary for us to commit to purchase slabs 90 to 150  days prior to production. We anticipate again using steel slabs for most of our production needs in 2002. Our principal raw material for our internally produced steel slabs is scrap steel, which is internally generated from our operations or available in the spot market. The price of scrap steel and steel slabs can be volatile, is influenced by a number of competitive market conditions beyond our control and is not directly related to the demand for our products.

In February 2002, the U.S. Government imposed 30% tariffs on various types of imported steel, principally steel coil, but also including steel slabs.  We procure steel slabs principally from Mexico.  Mexico and Canada were excluded from these tariffs.  Tariffs on other countries that produce steel slabs are only imposed after a quota of 5.4 million tons is exceeded.  These actions will reduce foreign imports of steel coils and increase the cost of flat rolled steel, which is approximately 20% of our steel requirements.  However, the increased cost of steel coils may in part be offset by better prices for flat rolled steel produced and sold by us.

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

EMPLOYEES

At December 31, 2001, we had a total of 1,892 active employees, of whom 826 were represented by four unions and five bargaining units. The majority of these union workers are represented by the United Steelworkers of America under a contract signed in June 2001, which expires on May 31, 2005. Two of the other agreements, covering an aggregate of approximately 79 warehouse and plant security workers as of December 31, 2001, expire in July 2003 and September 2003, respectively. The remaining two collective bargaining agreements covered a total of 145 employees in Canada and Mexico as of December 31, 2001.  Our management considers its relationship with our employees to be good.

We have dedicated necessary resources and made the commitment to design and implement a health and safety program that will meet the Occupational Safety & Health Administration’s (OSHA) Voluntary Protection Program (VPP) Star criteria at our East Texas facilities.  The VPP safety management program goes beyond OSHA standards to protect workers more effectively than simple compliance.  We plan to submit the VPP application to OSHA by the end of 2002.

FOREIGN OPERATIONS

Our export sales to destinations outside the United States including finned tubulars and other heat recovery tubes were approximately $45.3 million in 2001, $47.2 million in 2000, and $21.2 million in 1999.  We own manufacturing facilities in Quebec, Canada and Veracruz, Mexico and entered into a lease of manufacturing facilities in Monterrey, Mexico that began operations in September 2000.  Our export sales of $45.3 million to destinations outside the United States included  $7.7 million from these foreign facilities in 2001.

ENVIRONMENTAL

Our operations are subject to extensive environmental regulations with respect to air emissions, wastewater discharges, and waste management.  Our environmental protection and improvement expenditures were approximately $4 million during the past three years, including expenditures related to PCB transformer elimination, enhancing containment in processing and storage areas, asbestos abatement, waste disposal site closures and out-of-service facility remediation projects.

In connection with the cleanup of several offsite commercial waste management sites, we, along with many other entities, have been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency   under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  CERCLA subjects PRPs to potential liability for such cleanup costs.  Cost estimates have been obtained for each of the cleanup actions, and our share has been determined.  Based upon these estimates, we do not believe our liability, individually or in the aggregate, will be material to our financial position and our results of operations.

The waste units that received wastes defined as hazardous waste under the Resource Conservation and Recovery Act (RCRA) have been closed.  The two RCRA units requiring continued monitoring are undergoing post-closure care.  The remaining cost of post-closure care is estimated to be approximately $380,000.  We have met our financial assurance requirements by demonstrating the company’s ability to pay this amount.    The Texas Natural Resource Conservation Commission (TNRCC) is in the process of determining what, if any, corrective action is required to address the remaining non-RCRA solid waste management units.

We possess necessary authorizations for air emissions, wastewater discharges and waste management.  We are presently in substantial compliance with our permits and applicable air, water and waste management rules and regulations.  We have an environmental management system in place to assist in maintaining compliance.  In March of 2002, we received formal certification that this system conformed to Environmental Management System Standard ISO 14001, 1996.  We do not expect future environmental expenditures necessary to comply with environmental rules and regulations to have a material impact on our financial position or operations.

ITEM 2.            PROPERTIES

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas which contains over 2,000,000 square feet of manufacturing space.  The original facilities, constructed in the 1940’s and 1950’s have been expanded and modernized, and include two electric-arc furnaces (EAF) equipped with oxy-fuel burners with a combined capacity of approximately 575,000 ingot tons per year; two rolling mills, a “two-high” mill that rolls the EAF ingots into slabs and a “four-high” single stand reversing Steckel mill that produces flat rolled coils; coil slitting and handling equipment; two pipe welding mills; seven draw benches, including the largest specialty tubing drawbench in the Western Hemisphere; three heat-treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which oil country tubular goods are threaded and couplings are applied; and various support facilities including a shortline railroad and other transportation and storage facilities.

Our annual rated capacity at our East Texas facilities approximates 480,000 slab tons, 1,400,000 flat rolled tons, and 1,000,000 welded pipe tons.  We have access through marketing arrangements and agreements with alliance mills to an additional oilfield pipe capacity of approximately 800,000 tons.

We also have 91,000 square feet of oilfield products manufacturing facilities near Houston, Texas.  We manufacture our finned tubular products in approximately 416,500 square feet of manufacturing facilities on approximately 131.5 acres that we own or lease in the Tulsa, Oklahoma metropolitan area; Pryor, Oklahoma; Quebec, Canada; Veracruz and Monterrey, Mexico.   Our headquarters are located in leased facilities in Dallas, Texas.

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

ITEM 3.            LEGAL PROCEEDINGS

On August 16, 2001, we entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, we notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that we were not able to complete the acquisition.  Later that day, Cargill, Incorporated notified us that it was filing a lawsuit against us seeking unspecified damages and alleging that we had breached the agreement.  We are confident that we have fully performed all of our obligations under the agreement, and we will contest the lawsuit vigorously.

During the last three years, our subsidiary, Lone Star Steel Company (Steel), has been named as one of a number of defendants in twenty lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  To date several of these lawsuits have been settled for less than $10,000 in the aggregate.  Of the twenty lawsuits, three have been settled or are pending settlement and four have been dismissed or are pending dismissal.  We did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by our insurance.  We have accrued for our estimated exposure to known claims, but do not know the extent to which future claims may be filed.  Therefore,  we cannot estimate our exposure, if any, to unasserted claims.

Management does not believe, based upon analysis of known facts and circumstances and reports from legal counsel, that any pending legal proceeding will have a material adverse effect on the financial condition or results of our operations taken as a whole.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER

MATTERS

Lone Star’s Common Stock trades on the New York Stock Exchange under the symbol LSS.  The following table summarizes the range of trading prices by quarter for the last two years (in $):

		First	Second	Third	Fourth
2001	High	$49.10	$54.30	$35.95	$19.20
	Low	30.20	33.00	10.10	11.21
2000	High	51.00	54.25	51.88	54.75
	Low	25.63	36.00	37.25	24.45

As of January 31, 2002, we had approximately 3,090 common shareholders of record.  We have not paid dividends on our common stock since becoming a public company and have no present plan to do so.

ITEM 6.            SELECTED FINANCIAL DATA

	($ in millions, except share and employee data)
	2001	2000 (1)	1999	1998	1997
Oilfield products revenues	$401.9	$362.0	$187.3	$258.1	$460.4
Specialty tubing products revenues	187.7	220.9	126.6	130.3	135.9
Flat rolled and other tubular revenues	60.6	62.4	48.1	54.0	72.1
Total revenues(2)	650.2	645.3	362.0	442.4	668.4

Gross profit	69.3	85.9	12.8	4.4	64.2
Special charges	—	—	—	(14.5)	—
Selling, general, and administrative expenses	(36.1)	(33.7)	(15.5)	(20.0)	(19.6)
Operating income (loss)	33.2	52.2	(2.7)	(30.1)	44.6
Interest income	2.9	2.0	1.8	2.0	3.0
Interest expense	(12.8)	(14.4)	(4.6)	(4.0)	(6.6)
Other income (expense)	(5.5)	0.6	—	(0.2)	0.3
Income tax	(0.8)	(1.8)	—	—	(0.9)
Income (loss) before extraordinary items	17.0	38.6	(5.5)	(32.3)	40.4
Net income (loss)	$16.4	$38.6	$(5.5)	$(24.9)	$53.7

Earnings before interest, taxes, depreciation and amortization (3)	$56.2	$73.6	$14.0	$(14.3)	$58.9

Income (loss) before extraordinary items per common share — diluted	$0.68	$1.59	$(0.24)	$(1.43)	$1.83
Net income (loss) per common share — diluted	$0.66	$1.59	$(0.24)	$(1.10)	$2.44
Common shares used for diluted EPS	25.0	24.3	22.5	22.5	22.1

Current assets	$325.1	$257.5	$172.1	$152.9	$207.2
Total assets	$580.8	$515.3	$351.1	$335.8	$405.8

Current liabilities	$66.1	$91.7	$85.2	$41.4	$81.3
Total liabilities	$265.5	$259.5	$155.2	$146.7	$188.1

Shareholders’ equity	$315.3	$255.8	$195.9	$189.1	$217.7

Shares outstanding	25.2	23.7	22.6	22.5	22.5

Capital expenditures	$25.2	$23.3	$7.2	$17.6	$34.7
Depreciation and amortization	$23.0	$21.4	$16.7	$15.8	$14.3
Active employees	1,892	2,358	1,554	938	2,044

(1)             Includes Fintube Technologies, Inc. and Bellville Tube Corporation results of operations since the acquisitions  became effective on January 1, 2000 and April 1, 2000, respectively.

(2)             Certain charges for shipping and handling costs have been reclassified in accordance with EITF 00-10 which requires freight charges billed to customers to be classified in revenues and shipping costs incurred to be classified in cost of goods sold.  Lone Star previously reported such amounts net in revenues.  The resulting reclassifications have increased revenues and cost of goods sold.  Gross profit, operating income or loss, and net income or loss are unchanged in all periods.

(3)             Earnings before interest, taxes, depreciation and amortization (EBITDA) is calculated by adding depreciation and amortization to operating income (loss).  EBITDA is presented because it is a widely accepted financial indicator of a company’s ability to incur and service debt.  EBITDA does not represent net income or cash flows from operations as those terms are defined in generally accepted accounting principles, or GAAP, and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

We are the leading domestic manufacturer and marketer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells. We are also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, we are a leading manufacturer of specialty tubing products used in power technology, automotive, construction, agricultural and industrial applications. Effective January 1, 2000, we acquired the assets of Fintube Technologies, Inc. (Fintube), the largest specialty tubing manufacturer of heat recovery finned tubes, which are used in various power technology markets, including the construction of gas -fired, combined-cycle electrical power generation plants. On April 1, 2000, we also completed an acquisition of the assets of Bellville Tube Corporation (Bellville), a manufacturer of casing, tubing and line pipe for the oil and gas industry.   During 2001, we attempted to purchase an unrelated manufacturer of oil country tubular goods and line pipe.  However, we were not able to obtain financing and did not complete the purchase.  The seller has filed a lawsuit against us claiming breach of contract.  We intend to vigorously defend this lawsuit.

Historically, our oilfield products have accounted for approximately 60% of our total revenues and were 62% of total revenues in 2001.  As a result, our revenues are largely dependent upon the state of the oil and gas industry, which has historically been volatile. Downturns in the oil and gas markets cause demand for our principal products to decrease, which occurred in the second half of 2001.  As a result, our historical operating results have fluctuated based on the demand for our products.  Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, the level of oil and gas drilling activity and competition from imports. Our finned tubular products are affected by the level of domestic and foreign demand for power generation as well as domestic and foreign competition.

Oilfield Products.  Our oilfield products consist of (1) casing, which acts as a structural retainer wall in oil and natural gas wellbores, (2) production tubing, which transmits hydrocarbons to the surface, and (3) line pipe, which is used in gathering and transmitting hydrocarbons from the wellhead to larger transmission pipelines.

Demand for our oilfield products depends primarily upon the number of oil and natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells. The level of these activities depends primarily on natural gas and oil prices and industry expectations as to future prices. According to industry reports, average domestic drilling activity increased in 2001 by 26% compared to the previous year.  However, drilling activity decreased steadily through the second half of 2001 and by year-end 887 rigs were active, compared to 1,114 rigs at the end of 2000.  Demand for our oilfield products are likely to remain weak until the expectation of higher oil and gas prices results in an increase in the number of active drilling rigs, which may not occur in the near term.

Specialty Tubing Products.  Our specialty tubing product segment includes finned tubular products and  precision mechanical tubulars. Finned tubular products are used in heat recovery steam generation applications such as gas-fired, combined-cycle electrical power generation plants and, to a lesser extent, in industrial processing plants and petrochemical plants.   Demand for finned tubulars and related products was down in the fourth quarter of 2001 as a result of curtailed and cancelled power plant construction projects related to the slowdown in the general economy and lack of affordable capital for these projects.  Further curtailments and cancellations of new power plant construction projects is likely in the near term.

Our precision mechanical tubulars consist of a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties which are manufactured by the “Drawn Over Mandrel” process. This process allows us to achieve higher critical tolerances and dimensional control than other processes. These products are used for several industrial applications, including the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods and liner hangers.

Demand for precision mechanical tubulars within the traditional markets was down in 2001 due to the economic slowdown, particularly in the industrial sector.  Demand for our precision mechanical tubing products in 2002 may be unfavorably impacted until the current slowdown in the domestic economy subsides.

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

We sell flat rolled steel in highly competitive markets, with price, quality and availability primarily determining customer purchase decisions.  During the first half of 1999, the United States government established antidumping duties and quotas for flat rolled steel suppliers from certain foreign countries which reduced the amount of imported foreign steel coils, resulting in increased shipments of steel coils produced by us during the second half of 1999 and 2000.  Flat rolled steel 2000 revenues also benefited from the full year inclusion of steel coil slitting and steel strip revenues.  During 2001, imports of low priced flat rolled steel increased throughout the year reducing our revenues from flat rolled steel by 40% in the fourth quarter compared to the first quarter of 2001.  This surge of low priced imports was in part the cause for bankruptcies of several domestic steel mills.  In March 2002, significant tariffs on imported products from all foreign countries other than Canada and Mexico were imposed, which will last for up to three years.  This action has stabilized the domestic flat rolled steel market and demand is expected to recover.

We sell steel strip directly to end users in North America through a small sales force. Flat rolled steel processing services are also sold to steel mills where we receive processing revenues but do not take title to the steel.

Manufacturing.  The manufacture of our products is capital intensive. Utilization rates at our East Texas manufacturing facilities was up during the first half of 2001 and then reduced significantly during the second half of 2001 as demand for our oilfield products declined with decreased drilling, which was down 30% from the end of the second quarter to the end of the year.  Specialty tubing demand further decreased following the tragic events of September 11th and the general economic contraction which followed.  Flat rolled steel demand was also down due to increased imports.  As a result, total shipment volumes were down 37% in the fourth quarter of 2001 compared to the second quarter of 2001.  The reduced production volumes negatively impacted cost of our products sold in the second half of the year as fixed and semi-fixed costs were absorbed by fewer units produced.  The level of production volume through our various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of labor and raw materials, including scrap steel, steel slabs, wire rod, steel coils, electricity and natural gas.  Most of our finned tubes and other heat recovery products are manufactured in specific configurations as ordered. Accordingly, our manufacturing costs are to some extent factored into product prices on an order-by-order basis.

We have entered into marketing alliances and manufacturing arrangements with several companies. These alliances and arrangements involve the marketing of their products which provide us access to additional manufacturing capacity.  In addition, we have manufacturing technology licensees in India, Italy, Japan and Korea.

CRITICAL ACCOUNTING POLICIES ANDESTIMATES

Management’s Discussion and Analysis and Results of Operations and Financial Condition are based on the related consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of the financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Lone Star evaluates its estimates primarily based on historical experience and business knowledge.  These estimates are evaluated by management and revised as circumstances change.   A discussion of the significant estimates made by Lone Star follows:

Warranty Claims

Our products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production.  We warrant our products to meet certain specifications.  Actual or claimed deficiencies in meeting these specifications may give rise to claims.  We maintain a reserve for known and unknown warranty claims.  The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. We also maintain product and excess liability insurance subject to certain deductibles that limits our exposure to these claims.  We consider the extent of insurance coverage in our estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period to period.  However, the incurrence of an unusual amount of claims could alter our exposure and the related reserve.

Bad Debts

Our customers are concentrated in markets and industries that are subject to volatility.  In addition, we sell a substantial amount of products to a few customers.  We maintain a reserve for known and unknown bad debts.  We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and credit worthiness of our customers.  In addition, we monitor the overall status of the industries where our products and services are utilized.  Typically, this reserve is not subject to significant fluctuations from period to period.

Environmental Obligations

Our business is subject to numerous environmental regulations.  We are actively remediating a few known exposures and conducting post closure monitoring activities.  Our environmental department monitors the status of our environmental exposures and compliance with regulations through various means.  We maintain an environmental reserve to cover the costs of expected remediation and post closure monitoring.  We estimate the range of cost for the remediation and post closure based on historical experience, results of monitoring and the known extent of exposure.  We evaluate the range of exposure and record the reserve at the most probable amount within that range. Typically, this reserve is not subject to significant fluctuations from period to period; although given the nature of environmental exposure, significant changes in the reserve are possible.

HISTORICAL RESULTS OF  PERATIONS

Our revenues are derived from three business segments: oilfield products, specialty tubing products and flat rolled steel and other products and services.

In the last three years, segment revenues were as follows:

	($ in millions)
	2001		2000		1999
	$	%	$	%	$	%
Oilfield products	401.9	62	362.0	56	187.3	52
Specialty Tubing products	187.7	29	220.9	34	126.6	35
Flat rolled steel and other products	60.6	9	62.4	10	48.1	13
Consolidated net revenues	650.2	100	645.3	100	362.0	100

Shipments of products by segment are as follows:

	(in tons)
	2001	%	2000	%	1999	%
Oilfield products	580,300	65	516,000	60	336,100	56
Specialty tubing products	154,100	17	176,400	21	116,700	20
Flat rolled steel and other products	161,000	18	165,300	19	144,600	24
Total shipments	895,400	100	857,700	100	597,400	100

2001 COMPARED WITH 2000

Net revenues of $650.2 million for the year ended December 31, 2001 were 1% higher than in 2000.  Revenues from oilfield products rose 11% to $401.9 million from 2000 on 12% higher shipment volumes.  Demand for oilfield products increased during the first half of 2001 due to a consistent increase in drilling activity, with the active rig count rising from 1,114 at the end of 2000 to 1,275 at the end of the second quarter of 2001.  However, from the end of the second quarter of 2001 to the end of the year, the active rig count declined 30%, significantly reducing demand for and revenues from our oilfield products in the second half of the year.

Specialty tubing product revenues decreased in 2001 by 15% from $220.9 million in 2000 to $187.7 million in 2001.  Revenues from precision mechanical tubing products were down due to reduced industrial activity associated with slower general economic conditions.  Revenues from these products were particularly weak following events of September 11th as revenues dropped 28% from the third quarter of 2001 to the fourth quarter of 2001.  Likewise, revenues from specialty finned tubulars and related products fell 9% in the fourth quarter of 2001 following the cancellation and curtailment of some power plant construction projects.

Flat rolled steel and other tubular products were down 3% from 2000 to $60.6 million in 2001, due to a 3% decrease in shipment volumes and unchanged prices due to reduced industrial demand.  Shipments decreased throughout the year as imports steadily increased.

Gross profit for 2001 decreased 19% to $69.3 million.  Gross profit was down although revenues were 1% higher than 2000 due to significantly reduced production volumes in the second half of 2001, which caused fixed and semi-fixed cost to be absorbed in less units of production.  Unit costs were particularly high in the fourth quarter as shipment volumes were down substantially in our three business segments due to the further slowdown in the economy after September 11th.

Selling, general, and administrative expenses were $36.1 million in 2001 compared to $33.7 million in 2000.  This was due to increased expenses associated with high sales volumes in the first half of 2001 and severance costs related to workforce reductions associated with the business downturn in the second half of 2001.

Interest income increased in 2001 to $2.9 million from $2.0 million in 2000 due to higher cash balances resulting from $50.8 million in proceeds from the sale of common stock in April of 2001 and $150 million in proceeds from sale of  bonds in May of 2001, partially offset by lower average interest rates.

Interest expense decreased from $14.4 million in 2000 to $12.8 in 2001 primarily due to lower interest rates.

Other expense, n e t of $5.5 million was primarily related to a one-time charge of $5.0 million for the write-off of acquisition related expenses and financing costs associated with the uncompleted acquisition and $0.8 million charge to income from the settlement of our interest rate swap upon early retirement of debt.

Income before extraordinary items was $17.0 million compared to $38.6 million due to lower gross margins in the second half of 2001 resulting from significantly lower production volumes and the $5.0 million write-off of acquisition and financing costs associated with the uncompleted acquisition.

Extraordinary loss of $0.6 million for 2001 was due to early retirement of debt associated with the extinguishment of a bank credit facility using proceeds from the sale of stock and bonds.

Net operating loss carryforwards at December 31, 2001 totaled $231.0 million (see Note G to the consolidated financial statements).

Net income in 2001 was $16.4 million, or $0.66 per diluted share, compared to a net income of $38.6 million, or $1.59 per diluted share in 2000.  The decrease is attributable to the factors discussed in income before extraordinary items above.

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

Income before extraordinary items for 2000 was $38.6 million, or $1.59 per diluted share, compared to the $5.5 million loss, or $0.24 loss per diluted share in 1999.  Factors contributing to the increase in income from continuing operations include increased operating income margins from our two acquisitions, and 93% higher oilfield revenues that included an oilfield product mix of higher margin premium alloy tubulars which were 57% of casing and tubing sales.

Net operating loss carryforwards at December 31, 2000 totaled $244.7 million (see Note G to the consolidated financial statements).

Net income in 2000 was $38.6 million, or $1.59 per diluted share, compared to a net loss of $5.5 million, or $0.24 loss per diluted share, at the end of 1999.  The increase is attributable to the factors discussed in income before extraordinary items above.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2001, we had $106.5 million in cash and cash equivalents and $259.0 million in working capital.

Cash provided by (used in) operating activities was $31.3 million, ($8.6) million, and $28.1 million for 2001, 2000, and 1999, respectively.  Cash from operations in 2001 increased due to higher sales in the first half of 2001 while business was strong and the collection of the associated accounts receivable in the second half of 2001 when business weakened.  Cash was used by operating activities in 2000 attributable to increased accounts receivable and the increase in inventories associated with higher oilfield products shipments.  In 1999 cash provided by operations was $28.1 million due to the reduced net loss as our oilfield business began recovery in the second half of 1999. In fiscal 1999, we used net cash provided by operations to fund capital expenditures and reduce revolving credit facilities.

Cash used in investing activities was $14.7 million, $96.6 million, and $11.7 million for 2001, 2000, and 1999, respectively.  Cash used in 2001 primarily relates to higher capital expenditures to expand our finned tubular products capacity in Mexico and Canada and install new computer based enterprise resource planning systems.  Cash used in 2000 and 1999 relates to our acquisitions of Fintube and Bellville and capital expenditures.

Cash provided by (used in) financing activities was $63.2 million in 2001, $109.7 million in 2000, and ($15.1) million in 1999.  Cash provided by financing activities in 2001 was generated from the proceeds of the sale of $150 million senior subordinated notes and $50.8 million of common stock, offset by repayments on the revolving credit facilities and term loans.  Cash provided by financing activities in 2000 was primarily attributable to borrowings to finance the Fintube and Bellville acquisitions and higher borrowings to fund additional working capital to meet the increased demand for oilfield products.  Cash used by financing activities for fiscal 1999 was primarily related to the reduction of revolving credit facilities.

On May 2, 2001, we sold 1.2 million shares of our common stock under a previously filed universal shelf registration statement.  The proceeds to us were $50.8 million.  Proceeds of the sale were used to extinguish debt associated with credit facilities at our subsidiary, Lone Star Steel Company (Steel), and Fintube Technologies, Inc. (Fintube), and for general corporate purposes.

On May 29, 2001, we issued $150.0 million 9% senior subordinated notes due September 1, 2011 to qualified institutional buyers.  Interest on the outstanding senior subordinated notes will accrue at a rate of 9.0% per year, payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2001.  We used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, slab consignment obligations and for general corporate purposes.  The notes are fully and unconditionally guaranteed by each of our current and future domestic restricted subsidiaries.

In 2000, Steel had a credit facility consisting of a three-year $120.0 million revolving line of credit and a three-year $10.0 million term loan.  Under this revolving credit facility, Steel could borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.

In October 2001, the Steel credit facility was restated and amended to a three-year $100 million senior secured credit facility for use by Lone Star and our domestic subsidiaries.  Borrowings from this facility can be used for general corporate purposes.  Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was $99.7 million at December 31, 2001.  Substantially all of our assets, other than real estate, secure this loan.  At our option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest.  As a result, we will be subject to interest rate risk if we borrow from the credit facility.   At December 31, 2001, no amount was outstanding under this credit facility.

In 2000, Fintube had a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube acquisition.  In August 2001, the Fintube credit facility was paid in full early and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, we terminated an interest rate swap agreement related to the Fintube credit facility.  The settlement of the interest rate swap resulted in a $0.8 million charge included in other expenses.

We operate in capital intensive businesses. We have made, and we expect we will be required to make, significant capital expenditures each year for recurring maintenance necessary to keep manufacturing facilities operational,  to comply with environmental and other legal requirements and to improve our information systems. Additionally, we regularly make capital expenditures for technological improvements and for research and development projects. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.  Our capital expenditures budget for 2002 is approximately $20.0 million.

We require capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash and investments, cash generated from operations and borrowings under our credit facility. We believe these sources of funds will provide the liquidity necessary to fund our cash requirements during 2002.

Our operations are subject to environmental compliance and permitting requirements of various foreign, federal, state and provincial governmental agencies. We believe that the cost of maintaining compliance with environmental requirements will fall within our contemplated operating and capital expenditure plans, averaging $1.0 - $2.0 million annually in the foreseeable future.

We lease equipment under various operating leases.  Future minimum lease payments under noncancelable operating leases are as follows:  2002, $2.1 million; 2003, $1.2 million; 2004, $1.1 million; 2005, $0.7 million; 2006, $0.6 million; and thereafter, $0.3 million.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value, regardless of purpose or intent of holding them.  On January 1, 2001, a transition obligation of $0.5 million was recorded related to the interest rate swap agreement.  Additionally, a loss to other comprehensive income in the equity section of the balance sheet of $0.5 million was recorded.  Subsequent changes in fair value were recorded through other comprehensive income.  In August 2001, the credit facility associated with the Fintube acquisition was paid in full and the related interest rate swap was terminated.  The settlement of the interest rate swap resulted in a $0.8 million charge to income in the third quarter.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 141 requires, among other things, all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.  SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Under SFAS 142, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment at least annually.  SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year.  During 2001, we amortized goodwill associated with the Fintube and Bellville acquisitions, as detailed in Note A, of approximately $2.0 million.  We are currently performing the required goodwill impairment analyses and expect to have these completed by April 2002.  We do not expect an impairment of goodwill, but we cannot definitively conclude until the analyses are complete.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  We have not yet determined the impact that SFAS No. 143 will have on our financial position or results of operations.

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” however, this statement retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  We do not believe that the adoption of SFAS 144 will have a material effect on our financial position or results of operations.

FORWARD-LOOKING INFORMATION

The statements included in this Annual Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements.  The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” and similar expressions are also intended to identify forward-looking statements.  Such statements involve risks, uncertainties and assumptions, including, but not limited to, industry and market conditions, environmental liabilities, competitive pricing, practices and conditions, availability and pricing of raw materials, fluctuations in prices of crude oil and natural gas, the trade environment, the impact of current and future laws and governmental regulations (particularly environmental laws and regulations) and other factors discussed in this Annual Report and in other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks associated with the change in foreign currency rates, interest rates and commodity prices.  We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques including the limited use of derivative financial instruments.

Our operations in Mexico and Canada are measured in the local currencies, converted to the U.S. dollar equivalent based on published exchange rates for the period reported and are therefore subject to risk of exchange rate fluctuations.  We believe that our current risk exposure to exchange rate movements is not significant.

Our investments in cash equivalents, short-term investments and marketable securities, the weighted average maturity of which is less than one year, are subject to interest rate risk.  The value of these securities would decline in the event of increases in market interest rates.  We manage this risk by investing in securities with short-term maturities and varying maturity dates.  In addition, we intend to hold these securities until maturity and, as a result, avoid the losses resulting from sudden changes in interest rates.

To the extent that we borrow against our credit facility, we are exposed to interest rate risk arising from the variable-rate nature of the facility. There were no borrowings on this facility at December 31, 2001.  In the past, we have used interest rate swaps to effectively fix a portion of the interest rates on our variable rate credit facilities.  We did not have any interest rate swaps at December 31, 2001. Our senior subordinated notes accrue interest at a fixed rate of nine percent.  The fair value of the notes is sensitive to changes in interest rates.

We are subject to commodity price risk, primarily with respect to purchases of steel and natural gas.  Purchased steel represents a significant portion of our cost of goods sold.  As a result, fluctuations in the cost of purchased steel, which can be volatile and cyclical in nature, have a significant impact on our margins both positively and negatively.  We purchase natural gas for our operations and therefore have a limited market risk in natural gas prices.  As a result, our earnings could be affected by changes in the price of natural gas.  As market conditions dictate, we may enter into contracts to acquire a significant portion of our natural gas requirements over periods ranging from six to eighteen months.  Our remaining requirements are purchased on the market at the current value.

ITEM 8.            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Lone Star Technologies, Inc. (Lone Star):

We have audited the accompanying consolidated balance sheets of Lone Star (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements and the schedules referred to below are the responsibility of Lone Star’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lone Star and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The schedules listed in the index to consolidated financial statements are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not a part of the basic consolidated financial statements.  These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Dallas, Texas,
January 22, 2002

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in millions, except per share data)

	For the Years Ended December 31,
	2001	2000	1999
Net revenues	$650.2	$645.3	$362.0
Cost of goods sold	(580.9)	(559.4)	(349.2)
Gross profit	69.3	85.9	12.8
Selling, general and administrative expenses	(36.1)	(33.7)	(15.5)
Operating income (loss)	33.2	52.2	(2.7)
Interest income	2.9	2.0	1.8
Interest expense	(12.8)	(14.4)	(4.6)
Other (expense) income	(5.5)	0.6	—
Income (loss) before income tax	17.8	40.4	(5.5)
Income tax	(0.8)	(1.8)	—
Income (loss) before extraordinary items	17.0	38.6	(5.5)
Extraordinary loss	(0.6)	—	—
Net income (loss)	$16.4	$38.6	$(5.5)

Per common share — basic:
Net income (loss) before extraordinary items	$0.69	$1.64	$(0.24)
Extraordinary items	(0.02)	—	—
Net income (loss) available to common shareholders	$0.67	$1.64	$(0.24)

Per common share — diluted:
Net income (loss) before extraordinary items	$0.68	$1.59	$(0.24)
Extraordinary items	(0.02)	—	—
Net income (loss) available to common shareholders	$0.66	$1.59	$(0.24)

Weighted average shares outstanding
Basic	24.7	23.5	22.5
Diluted	25.0	24.3	22.5

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$106.5	$26.7
Short-term investments	—	0.1
Accounts receivable, net	70.3	95.1
Current inventories, net	139.4	129.5
Other current assets	8.9	6.1
Total current assets	325.1	257.5

Marketable securities	—	10.4
Property, plant, and equipment, net	187.1	180.6
Goodwill, net	55.1	57.2
Other noncurrent assets	13.5	9.6
Total assets	$580.8	$515.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current installments on long-term debt	$—	$8.0
Accounts payable	42.5	55.1
Accrued liabilities	23.6	28.6
Total current liabilities	66.1	91.7

Term loan	—	32.0
Revolving credit facility	—	96.2
Senior subordinated debt	150.0	—
Postretirement benefit obligations	35.5	24.5
Other noncurrent liabilities	13.9	15.1
Total liabilities	265.5	259.5

Commitments and Contingencies (See Note I)	—	—

Shareholders’ equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 25,201,595 and 23,822,101, respectively)	25.2	23.8
Capital surplus	272.0	221.5
Accumulated other comprehensive loss	(15.9)	(3.6)
Accumulated income	34.0	17.6
Treasury stock at cost (313 and 168,322 common shares, respectively)	—	(3.5)
Total shareholders’ equity	315.3	255.8

Total liabilities and shareholders’ equity	$580.8	$515.3

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	For the Years Ended December 31,
	2001	2000	1999
Beginning cash and cash equivalents	$26.7	$22.2	$20.9

Cash flows from operating activities:
Net income (loss)	16.4	38.6	(5.5)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	23.0	21.4	16.7
Extraordinary loss	0.6	—	—
Non-cash charge for stock compensation	(0.2)	0.7	—
Accounts receivable, net	24.8	(23.5)	(19.8)
Current inventories, net	(9.9)	(29.9)	—
Accounts payable and accrued liabilities	(17.6)	(10.0)	41.8
Other	(5.8)	(5.9)	(5.1)
Net cash provided (used) by operating activities	31.3	(8.6)	28.1

Cash flows from investing activities:
Capital expenditures	(25.2)	(23.3)	(7.2)
Sale of short-term investments	0.1	1.1	1.9
Sale of marketable securities	10.4	5.0	(6.4)
Proceeds from sale of property	—	0.8	—
Cash paid for acquisitions, net of cash received	—	(80.2)	—
Net cash used in investing activities	(14.7)	(96.6)	(11.7)

Cash flows from financing activities:
Net proceeds from issuance of senior subordinated debt	145.9	—	—
Debt issuance costs	(1.0)	—	—
Net (payments) borrowings under revolving credit facilities	(96.2)	75.2	(25.0)
Issuance of term note	—	39.0	10.0
Principal payments on term notes	(40.0)	(8.0)	(1.0)
Proceeds from options	4.4	3.5	0.9
Net proceeds from stock offering	50.1	—	—
Net cash provided (used) by financing activities	63.2	109.7	(15.1)

Net increase in cash and cash equivalents	79.8	4.5	1.3

Ending cash and cash equivalents	$106.5	$26.7	$22.2

Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisition	$—	$20.0	$—

Supplemental cash flow disclosure:
Interest paid	$13.1	$14.8	$6.7
Income taxes paid	$0.8	$1.3	$—

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)

			Accumulated
			Other	Accumulated
	Common	Capital	Comprehensive	Income	Treasury
	Stock	Surplus	Income (Loss)	(Deficit)	Stock	Total
Balance, December 31, 1998	$23.1	$208.6	$(12.8)	$(15.5)	$(14.3)	$189.1
Net loss	—	—	—	(5.5)	—	(5.5)
Other comprehensive income:
Minimum pension liability adjustment	—	—	11.4	—	—	11.4
Comprehensive income						5.9
Employee benefit plan stock issuance	—	(2.0)	—	—	2.9	0.9

Balance, December 31, 1999	23.1	206.6	(1.4)	(21.0)	(11.4)	195.9
Net income	—	—	—	38.6	—	38.6
Other comprehensive loss:
Minimum pension liability adjustment	—	—	(2.2)	—	—	(2.2)
Comprehensive income						36.4
Stock issuance for acquisition	0.7	19.3	—	—	—	20.0
Employee benefit plan stock issuance	—	(4.4)	—	—	7.9	3.5

Balance, December 31, 2000	23.8	221.5	(3.6)	17.6	(3.5)	255.8
Net income	—	—	—	16.4	—	16.4
Other comprehensive loss:
Minimum pension liability adjustment	—	—	(12.2)	—	—	(12.2)
Foreign currency translation adjustment	—	—	(0.1)	—	—	(0.1)
Comprehensive income						4.1
Stock offerings	1.1	49.0	—	—	—	50.1
Employee benefit plan stock issuance	0.3	1.5	—	—	3.5	5.3

Balance, December 31, 2001	$25.2	$272.0	$(15.9)	$34.0	$—	$315.3

See accompanying notes.

LONE STAR TECHNOLOGIES , INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Technologies, Inc. (Lone Star), a Delaware corporation, is a management and holding company with three principal operating subsidiaries, Lone Star Steel Company (Steel), Fintube Technologies, Inc. (Fintube), acquired January 3, 2000, and Bellville Tube Corporation (Bellville), acquired April 1, 2000.  Steel manufactures and globally markets oilfield products to the oil and gas drilling industry, mechanical tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets.  Fintube manufactures specialty finned tubular products used in a variety of heat recovery applications including combined-cycle electrical power generation.  Bellville manufactures oilfield tubular products.

Lone Star’s consolidated revenues are not seasonal.  However, demand for oilfield products is subject to significant fluctuations due to the volatility of oil and gas prices and domestic drilling activity as well as other factors including competition from imports.  Demand for mechanical tubing and finned tubular products are primarily subject to economic conditions.

ACCOUNTING POLICIES - NOTE A

Principles of consolidation.  The consolidated financial statements include the accounts of Lone Star and its subsidiaries.  Intercompany transactions are eliminated in consolidation.

Cash, investments, and marketable securities.  Lone Star’s cash and cash equivalents include commercial bank accounts and highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months.  Short-term investments consist of U. S. government and related agencies debt obligations with maturities at purchase greater than three months and up to one year.  Marketable securities consist of U. S. government and related agencies debt obligations with maturities at purchase greater than one year and up to two years.  Lone Star’s total cash equivalents, short -term investments and marketable securities, the weighted average maturity of which is less than one year, are classified as held-to-maturity because Lone Star has the intent and ability to hold them to maturity.  The recorded amount of our cash equivalents approximates market value at December 31, 2001.

Inventories are stated at the lower of cost (principally last-in, first-out “LIFO”) or market value and include raw materials, labor, and overhead.

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

Revenue recognition.  Product revenues are recognized as sales when revenue is earned and is realized or realizable.  This includes satisfying the following criteria:  the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed or determinable; delivery has occurred, which may include delivery to the customer storage warehouse location at one of the Company’s subsidiaries; and collectibility is reasonably assured.  Freight and shipping that is billed to customers is included in net sales, and the cost of shipping is included in cost of sales.

Goodwill and other intangibles.  The Fintube and Bellville acquisitions have been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair values at the date of the acquisition.  The excess purchase price over the fair value of the tangible and intangible net assets acquired has been recorded as goodwill.   Also, goodwill was recorded when the

minority interest in Steel was acquired in 1997.  Goodwill and other intangible amortization is provided using the straight-line method over the periods as follows (in millions):

	Fintube		Bellville		Steel
	Period	Amounts	Period	Amounts	Period	Amounts
Goodwill	30 years	$44.8	30 years	$6.8	20 years	$3.5
Non-compete agreements	6 years	$0.4	—	—	—	—
License agreements	5 years	$0.1	—	—	—	—
Other	5 years	$0.5	—	—	—	—

Impairment of goodwill and other intangibles is assessed at each balance sheet date based on a review of the acquired operations as to income, growth of income in relation to the expected growth of income when acquired, if the operations are considered for sale, and estimated realizable value.  Valuation reserves are provided if the carrying value of acquired goodwill and other intangibles is determined to be permanently impaired.  Beginning on January 1, 2002, goodwill will no longer be amortized.  Impairment of goodwill will be assessed annually and as events and circumstances warrant.  Goodwill and other intangibles are presented net of accumulated amortization of $6.0 million and $3.4 million at December 31, 2001 and 2000, respectively.

Reclassifications.  In accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” Steel changed its accounting policy for freight.  The new pronouncement required freight charges billed to customers to be classified in sales and shipping costs incurred to be classified in cost of sales.  Steel previously reported such amounts as a reduction of net sales.  Accordingly, reclassifications were made for 1999 to increase net sales and costs of sales by $8.6 million, with no effect to reported gross profit.  Certain other 2000 and 1999 amounts have been reclassified to conform with the current presentation.

Use of Estimates.  Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. We evaluate our estimates primarily based on historical experience and business knowledge.  Our estimates are revised as circumstances change.  However, actual results could differ from those estimates.  Significant estimates have been made to reserve for warranty claims, bad debts and environmental obligations as follows:

Our products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production.  We warrant our products to meet certain specifications.  Actual or claimed deficiencies from these specifications may give rise to claims.  We maintain a reserve for known and unknown warranty claims.  The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. We also maintain product and excess liability insurance subject to certain deductibles that limit our exposure to these claims.  We consider the extent of insurance coverage in its estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period to period.  However, the incurrence of an unusual amount of claims could alter our exposure and the related reserve.

Our customers are concentrated in markets and industries that are subject to volatility.  In addition, we sell a substantial amount of products to a few customers.  We maintain a reserve for known and unknown bad debts.  We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and credit worthiness of our customers.  In addition, we monitor the overall status of the industries where our products and services are utilized.  Typically, this reserve is not subject to significant fluctuations from period to period.

Our business is subject to numerous environmental regulations.  We are actively remediating a few known exposures and conducting post closure monitoring activities.  Our environmental department monitors the status of our environmental exposures and compliance with regulations through various means.  We maintain an environmental reserve to cover the costs of expected remediation and post closure monitoring.  We estimate the range of cost for the remediation and post closure based on historical experience, results of monitoring and the known extent of exposure.  We evaluate the range of exposure and record the reserve at the most probable amount within that range. Typically, this reserve is not subject to significant fluctuations from period to period; although given the nature of environmental exposure, significant changes in the reserve are possible.

CURRENT OPERATING ENVIRONMENT AND BUSINESS SEGMENTS — NOTE B

	($ in millions)
	Years Ended December 31,
	2001	2000	1999
Oilfield
Net revenues	$401.9	$362.0	$187.3
Operating income	35.7	35.2	(5.8)
Identifiable assets	243.0	238.1	158.8
Capital expenditures	12.3	10.0	3.6
Depreciation and amortization	11.8	10.8	9.1

Specialty tubing
Net revenues	$187.7	$220.9	$126.6
Operating income	8.0	22.0	10.6
Identifiable assets	197.2	216.6	127.4
Capital expenditures	11.8	11.6	3.6
Depreciation and amortization	9.7	9.6	6.6

Flat rolled steel and other
Net revenues	$60.6	$62.4	$48.1
Operating loss	(5.8)	(1.1)	(4.5)
Identifiable assets	24.5	21.2	20.0
Capital expenditures	0.9	1.7	—
Depreciation and amortization	1.2	1.0	1.0

Corporate and other nonsegments
Operating loss	$(4.7)	$(3.9)	$(3.0)
Identifiable assets	116.1	39.4	44.0
Capital expenditures	0.2	—	—
Depreciation and amortization	0.3	—	—

Consolidated totals
Net revenues	$650.2	$645.3	$362.0
Operating income (loss)	33.2	52.2	(2.7)
Total assets	580.8	515.3	351.1
Capital expenditures	25.2	23.3	7.2
Depreciation and amortization	23.0	21.4	16.7

Oilfield products are comprised of casing, tubing, and line pipe that are manufactured and marketed globally to the oil and gas drilling industry.  Specialty tubing products consist of (1) precision mechanical tubing and as-welded tubing that are manufactured and marketed globally to automotive, fluid power, and other markets for various mechanical applications and (2) finned tubular products used in a variety of heat recovery applications.  Flat rolled steel and other tubular products and services are manufactured and provided to general industrial markets.

Sales of oilfield products are greatly affected by the level of domestic oil and gas drilling, which in turn is primarily dependent on oil and natural gas prices.  Because of the volatility of oil and gas prices and drilling activity as well as other factors, such as competition from foreign imports, demand for these steel products can be subject to significant fluctuations.

The specialty precision mechanical tubing, flat rolled, and other tubular product markets are more diversified than oilfield markets, with sales traditionally following general domestic economic conditions.  The principal market is domestic, although sales are made into international markets.  The majority of sales occur through networks of sales distributors, although some sales are made directly to end-users.  Tubular products produced by other manufacturers are also marketed.

Sales of finned tubular products are dependent upon the amount of construction of combined-cycle electric power plants.  Construction of the power plants is based upon economic conditions, the price of natural gas, and capital availability.  Late in 2001, several power plant construction projects were deferred or cancelled resulting in decreased demand for these products for the near term.

Our participation in the flat rolled steel commodity market provides flexibility in sourcing lower cost steel for our tubular products and to some extent involves our excess capacity for flat rolled steel as related to the manufacture of our oilfield and specialty tubing products and certain cost considerations associated with our total manufacturing operations.  Our flat rolled steel commodity market is generally concentrated in the southwestern region of the United States.  Flat rolled steel is sold in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions.

Sales to the largest oilfield products customer were $39.1 million or approximately 6% of net revenues in 2001, $45.7 million or 7% in 2000, and $28.1 million or 8% in 1999.  Sales to another significant customer of flat rolled steel and other tubular products were $42.9 million or 7%, $48.3 million or 7%, and $36.4 million or 10% of net revenues for 2001, 2000, and 1999 respectively.  Direct foreign revenues as a percent of total oilfield revenues were approximately 3%, 1%, and 6% of the total in 2001, 2000, and 1999, respectively.

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located in Texas.  Raw materials and supplies, principally steel slabs and steel coils used in the manufacture of these products have historically been readily available from various competitive sources.  The manufacture of these products uses several common facilities and shares administrative support.  Accordingly, the segment information contains certain costs and assets which are allocated and may not reflect each line of business as if it were operated separately.

We also have operations in Oklahoma, Mexico, and Canada.  Primary operations include the application of fins and studs to tubes, specialty finned tubular products for heat recovery applications, and the fabrication of heat recovery steam generators and economizers.  Domestic manufacturing operations are internally supported by a steel coil slitting division and a tube mill.  Principal markets are throughout North America, Asia, and South America.

The corporate segment is responsible for financial operations including investing and managing financial assets, financing of product purchases, shareholder relations, and assessing and evaluating strategic alternatives.

Of our total active employees, 44% are represented by five collective bargaining agreements.  The majority of union workers are represented by the United Steelworkers of America under a contract signed in June 2001, which expires on May 31, 2005.  Two other agreements covering approximately 79 warehouse and plant security workers as of December 31, 2001, expire in July 2003 and September 2003, respectively.  The remaining two agreements covered a total of 145 employees in Canada and Mexico as of December 31, 2001.

For the year ended December 31, 2001, Lone Star had net sales of $650.2 million and operating income of $33.2 million. This compares to net sales of $645.3 million and an operating income of $52.2 million for 2000.  Oilfield products revenues were 11% higher than in 2000 due to an increase in drilling activity, with the active rig count rising from 1,114 at the end of 2000 to 1,275 at the end of the second quarter of 2001.  However, drilling activity decreased steadily through the second half of 2001 and by year-end 887 rigs were active.   Demand for oilfield products is likely to remain weak until the expectation of higher oil and gas prices results in an increase in the number of active drilling rigs. The levels of oil and gas prices and related drilling activities are subject to many factors.  As a result, the market can be subject to volatile economic swings.  Therefore, no assurance can be given regarding the extent of future demand for our oil country tubular goods, or that profitability can be achieved during periods of depressed demand.

Principal sources of funds include cash and cash equivalents held, cash generated by operations and borrowings under our revolving credit facility.

Lone Star believes that reimbursements by Steel, Fintube, and Bellville for most of its operating costs and funds generated by cash and investments will be adequate to fund its cash requirements during 2002.

ADDITIONAL BALANCE SHEET INFORMATION — NOTE C

	($ in millions)
	2001	2000
Inventories
Finished goods	$42.2	$30.8
Work in process	47.2	51.0
Raw materials	50.4	52.3
Materials, supplies, and other	25.8	25.5
Total inventories before LIFO valuation reserve	165.6	159.6
Reserve to reduce inventories to LIFO value	(21.2)	(24.1)
Total inventories	144.4	135.5
Amount included in other noncurrent assets	(5.0)	(6.0)
Net current inventories	$139.4	$129.5

Property, plant, and equipment
Land and land improvements	$13.1	$13.1
Buildings, structures, and improvements	21.2	19.2
Machinery and equipment	347.9	333.3
Construction in progress	22.2	13.0
Total property, plant, and equipment	404.4	378.6
Less accumulated depreciation and amortization	(217.3)	(198.0)
Property, plant, and equipment, net	$187.1	$180.6

Other noncurrent assets
Inventory (supplies and spare parts)	$5.0	$6.0
Other	8.5	3.6
Total other noncurrent assets	$13.5	$9.6

Accrued liabilities
Accrued compensation	$8.8	$10.4
Property taxes	0.7	3.7
Warranty reserves	3.0	2.0
Environmental reserves	0.5	1.0
Pension obligations	2.1	—
Other	8.5	11.5
Total accrued liabilities	$23.6	$28.6

Other noncurrent liabilities
Environmental reserves	$9.5	$9.8
Other	4.4	5.3
Total other noncurrent liabilities	$13.9	$15.1

Accounts receivable on the consolidated balance sheet is stated net of allowance for doubtful accounts of $1.8 million at December 31, 2001 and $2.0 million at December 31, 2000. Approximately $144.9 and $141.9 million of total inventories before LIFO valuation reserves were accounted for on the LIFO basis at December 31, 2001 and 2000, respectively.  Non-LIFO inventories are stated at the lower of average cost or market.  The total inventories before LIFO valuation reserves approximates replacement cost of the inventories.

SHAREHOLDERS‘ EQUITY — NOTE D

On May 2, 2001, Lone Star sold 1.2 million shares of its common stock under a previously filed universal shelf registration statement.  The proceeds to Lone Star was $50.8 million.  Proceeds of the sale were used to extinguish debt associated with our credit facilities at Steel and Fintube and for general corporate purposes.

The following table identifies changes in common stock issued and treasury stock from December 31, 1999 to December 31, 2001.

	Issued	Treasury Stock	Outstanding
Balance, December 31, 1999	23,061,864	(462,991)	22,598,873
Issuance for Fintube Acquisition	760,237	—	760,237
Employee benefit plans	—	294,669	294,669
Balance, December 31, 2000	23,822,101	(168,322)	23,653,779
Stock offering	1,150,000	—	1,150,000
Employee benefit plans	229,494	168,009	397,503
Balance, December 31, 2001	25,201,595	(313)	25,201,282

DEBT - NOTE E

In 2000, Steel had a credit facility consisting of a three-year $120.0 million revolving line of credit and a three-year $10.0 million term loan.  Under this revolving credit facility, Steel could borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.

In October 2001, the Steel credit facility was restated and amended to a three-year $100 million senior secured credit facility for use by us and our domestic subsidiaries.  Borrowings from this facility can be used for general corporate purposes.  Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was $99.7 million at December 31, 2001.  Substantially all of our assets, other than real estate, secure this loan.  At our option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest.  As a result, we will be subject to interest rate risk if we borrow from the credit facility.   At December 31, 2001, no amount was outstanding under this credit facility.

In 2000, our subsidiary, Fintube, had a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube acquisition.  In August 2001, the Fintube credit facility was paid in full early and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, we terminated an interest rate swap agreement related to the Fintube credit facility.  The settlement of the interest rate swap resulted in a $0.8 million charge included in other expenses.

Steel engages in slab consignment and sales agreements with third parties.  Under these agreements, Steel arranges for third parties to purchase slabs from vendors that manufacture the slabs and the third party consigns the slab inventory to Steel.  Steel is then required to repurchase the slab inventory based on usage within specified time periods.  These inventory financing transactions have been accounted for as product financing arrangements.  Inventory financed under these arrangements has been recorded as inventory by Steel.  At December 31, 2001, we were not obligated for any slab consignment arrangements.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due September 1, 2011 to qualified institutional buyers.  Interest on the outstanding senior subordinated notes will accrue at a rate of 9.0% per year, payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2001.  Lone Star used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, slab consignment obligations, and for general corporate purposes.  The notes are fully and unconditionally guaranteed by each of the current and future domestic restricted subsidiaries of Lone Star.  The following condensed consolidating financial statements of Lone Star and its subsidiaries are presented for the periods in which nonguarantors of these notes were part of the consolidated financial statements.  The information for Lone Star is presented in the “Parent Company” column.  The nonguarantors are insignificant to the overall financial statements and are therefore included in the “Subsidiaries” column.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

($ in millions)

	December 31, 2001
	Parent
	Company	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets
Cash and cash equivalents	$105.6	$0.9	$—	$106.5
Accounts receivable, net	4.6	70.3	(4.6)	70.3
Current inventories, net	—	139.4	—	139.4
Other current assets	0.7	8.2	—	8.9
Total current assets	110.9	218.8	(4.6)	325.1

Investment in subsidiaries	189.7	—	(189.7)	—
Property, plant and equipment, net	0.2	186.9	—	187.1
Goodwill, net	3.5	51.6	—	55.1
Other noncurrent assets	166.2	7.4	(160.1)	13.5
Total assets	$470.5	$464.7	$(354.4)	$580.8

Liabilities:
Accounts payable	$1.2	$45.9	$(4.6)	$42.5
Accrued liabilities	1.5	22.1	—	23.6
Total current liabilities	2.7	68.0	(4.6)	66.1

Senior subordinated debt	150.0	—	—	150.0
Post-retirement benefit obligations	—	35.5	—	35.5
Other noncurrent liabilities	2.5	171.5	(160.1)	13.9
Total liabilities	155.2	275.0	(164.7)	265.5
Total shareholders’ equity	315.3	189.7	(189.7)	315.3
Total liabilities & equity	$470.5	$464.7	$(354.4)	$580.8

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

($ in millions)

	For the Twelve Months Ended December 31, 2001
	Parent
	Company	Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$663.2	$(13.0)	$650.2
Cost of Goods Sold	—	(593.9)	13.0	(580.9)
Gross profit	—	69.3	—	69.3
Selling, General and Administrative expenses	0.4	(36.5)	—	(36.1)
Equity in subsidiaries’ income	19.7	—	(19.7)	—
Operating income	20.1	32.8	(19.7)	33.2
Interest expense, net	1.2	(11.1)	—	(9.9)
Other expense, net	(4.9)	(0.6)	—	(5.5)
Income tax	—	(0.8)	—	(0.8)
Income before extraordinary items	16.4	20.3	(19.7)	17.0
Extraordinary items	—	(0.6)	—	(0.6)
Net income	$16.4	$19.7	$(19.7)	$16.4

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

($ in millions)

	For the Twelve Months Ended December 31, 2001
	Parent
	Company	Subsidiaries	Eliminations	Consolidated
Cash from Operating Activities:
Net income	$16.4	$19.7	$(19.7)	$16.4
Undistributed equity in subsidiaries’ income	(19.7)	—	19.7	—
Other	(3.0)	17.9	—	14.9
Net cash provided by operating activities	(6.3)	37.6	—	31.3
Net cash flows from investing activities	10.3	(25.0)	—	(14.7)
Net cash flows from financing activities	76.3	(13.1)	—	63.2
Net change in cash	80.3	(0.5)	—	79.8
Net cash beginning balance	25.3	1.4	—	26.7
Net cash ending balance	$105.6	$0.9	$—	$106.5

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

($ in millions)

	December 31, 2000
	Parent
	Company	Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets
Cash and cash equivalents	$25.3	$1.4	$—	$26.7
Short-term investments	0.1	—	—	0.1
Accounts receivable, net	0.6	95.5	(1.0)	95.1
Current inventories, net	—	129.5	—	129.5
Other current assets	0.7	5.4	—	6.1
Total current assets	26.7	231.8	(1.0)	257.5

Marketable securities	10.4	—	—	10.4
Investment in subsidiary	219.1	—	(219.1)	—
Property, plant and equipment, net	—	180.6	—	180.6
Goodwill, net	3.7	53.5	—	57.2
Other noncurrent assets	0.1	9.5	—	9.6
Total assets	$260.0	$475.4	$(220.1)	$515.3

Liabilities:
Current installments on loan	$—	$8.0	$—	$8.0
Accounts payable	—	56.1	(1.0)	55.1
Accrued liabilities	1.1	27.5	—	28.6
Total current liabilities	1.1	91.6	(1.0)	91.7

Term loan	—	32.0	—	32.0
Revolving credit facility	—	96.2	—	96.2
Post-retirement benefit obligations	—	24.5	—	24.5
Other noncurrent liabilities	3.1	12.0	—	15.1
Total liabilities	4.2	256.3	(1.0)	259.5
Total shareholders’ equity	255.8	219.1	(219.1)	255.8
Total liabilities & equity	$260.0	$475.4	$(220.1)	$515.3

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

($ in millions)

	For the Twelve Months Ended December 31, 2000
	Parent
	Company	Subsidiaries	Eliminations	Consolidated
Net Revenues	$—	$655.0	$(9.7)	$645.3
Cost of Goods Sold	—	(569.1)	9.7	(559.4)
Gross profit	—	85.9	—	85.9
Selling, General and Administrative expenses	0.8	(34.5)	—	(33.7)
Equity in subsidiaries’ income	35.5	—	(35.5)	—
Operating income	36.3	51.4	(35.5)	52.2
Interest expense, net	1.9	(14.4)	0.1	(12.4
Other income, net	0.4	0.3	(0.1)	0.6
Income tax	—	(1.8)	—	(1.8)
Net income	$38.6	$35.5	$(35.5)	$38.6

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

($ in millions)

	For the Twelve Months Ended December 31, 2000
	Parent
	Company	Subsidiaries	Eliminations	Consolidated
Cash from Operating Activities:
Net income	$38.6	$35.5	$(35.5)	$38.6
Undistributed equity in subsidiaries’ income	(35.5)	—	35.5	—
Other	1.2	(48.4)	—	(47.2)
Net cash provided by operating activities	4.3	(12.9)	—	(8.6)
Net cash flows from investing activities	(27.8)	(68.8)	—	(96.6)
Net cash flows from financing activities	30.7	79.0	—	109.7
Net change in cash	7.2	(2.7)	—	4.5
Net cash beginning balance	18.1	4.1	—	22.2
Net cash ending balance	$25.3	$1.4	$—	$26.7

NET EARNINGS PER SHARE - NOTE F

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock.  The numbers of shares used to compute basic earnings per share in 2001, 2000, and 1999 were 24.7 million, 23.5 million, and 22.5 million, respectively.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities.  Dilutive securities (stock options) equivalent to 0.3 million shares of common stock were outstanding at December 31, 2001.  Lone Star had a net loss in 1999 and the effect of including dilutive securities in earnings per share would have been anti-dilutive.  The numbers of shares used to compute diluted earnings per share in 2001, 2000, and 1999, were 25.0 million, 24.3 million, and 22.5 million, respectively.

INCOME TAXES - NOTE G

Income tax expense was $0.8 million, $1.8 million, and $0.0 in 2001, 2000 and 1999, respectively, including federal alternative minimum tax and state and foreign income taxes.  There was no deferred income tax expense or benefit for 2001, 2000 or 1999.  A reconciliation of the U.S. Federal statutory rate to actual income tax expense is as follows:

	($ in millions)
	2001	2000	1999
Income (loss) from continuing operations before income tax	$17.8	$40.4	$(5.5)
Statutory federal income tax rate	35%	35%	35%
Income tax (benefit) expense at statutory rate	6.2	14.1	(1.9)
Net operating loss, benefit not recognized (recognized)	(5.7)	(13.3)	1.9
Federal alternative minimum tax	0.5	0.8	—
State and foreign income taxes	0.3	1.0	—
Total income tax expense	$0.8	$1.8	$—

The following table discloses the components of the deferred tax amounts at December 31, 2001 and 2000:

	($ in millions)
	2001	2000
Deferred tax assets — temporary differences
Postretirement benefit accruals	$13.0	$8.3
Environmental reserves	3.5	3.7
Other expense accruals and reserves	5.0	6.6
Inventories	5.7	5.2
Other	0.9	0.5
Total deferred tax assets — temporary differences	28.1	24.3
Net operating loss carryforwards	80.9	85.6
Alternative minimum tax credit carryforward	2.0	1.8
Total deferred tax assets	111.0	111.7
Deferred tax liability — temporary difference for basis in and depreciation of property, plant, and equipment	$(41.6)	$(37.2)
Net deferred tax assets	69.4	74.5
Less valuation allowance	(69.4)	(74.5)
Net deferred tax amount	$—	$—

At December 31, 2001, Lone Star had federal tax net operating loss carryforwards (NOL’s) of approximately $231.0 million, a portion of which may be related to American Federal Bank, a former subsidiary of Lone Star and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits.  The NOL’s are available for utilization by Lone Star, Steel, Fintube, Bellville and the other subsidiaries.  If not utilized, the NOL’s will expire between years 2003 and 2019, and their future availability may be limited if Lone Star or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations.  Lone Star’s common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit availability of the NOL’s.  Due to the uncertainty regarding possible utilization of NOL’s and the sensitivity of earnings to the level of domestic drilling activity, valuation allowances were recorded to fully reserve the computed net deferred tax assets.

EMPLOYEE BENEFIT PLANS - NOTE H

Defined contribution plans.  Defined contribution plans are available to substantially all full-time employees under which participants can make voluntary pretax contributions.  For nonbargaining unit employees, matching contributions are provided within specified limits.  Steel makes contributions at rates specified under collective bargaining agreements for its bargaining unit employees.  Contributions totaled $3.0 million, $2.7 million, and $1.2 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Nonqualified deferred compensation plan.  Beginning in 2000, Lone Star offered a nonqualified compensation plan to certain management personnel and highly compensated employees of Lone Star and its participating affiliates that provides eligible employees the opportunity to defer a specified percentage of their cash compensation.  Participants may elect to defer up to 25% of total compensation and Lone Star will match 50% of the amount deferred by each employee with the matching not to exceed $25,000.  The total liability included in other noncurrent liabilities was $1.1 million and $0.4 million at December 31, 2001 and 2000, respectively.

Employee stock purchase plan.  During 2000, Lone Star adopted an employee stock purchase plan for all eligible employees.  Eligible employees include all regular full-time employees of Lone Star and its subsidiaries who have been employed for at least 12 months.  Eligible employees may defer up to 5% of their compensation for each quarter for the purchase of Lone Star common stock.  Shares are purchased at the end of each quarter at a price equal to the lower of: (a) 90% of the market price of Lone Star’s common stock on the first day of the quarter, or (b) 90% of the market price of Lone Star’s common stock on the last day of the quarter.  The maximum number of Lone Star shares that may be purchased for all participants under the plan is 200,000 shares, of which 191,020 shares were available to be issued at December 31, 2001.

Long-term incentive plan.  Lone Star has a long-term incentive plan which provides for the issuance of up to 2,700,000 shares of common stock to key employees and outside directors through the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants.  The option price is the average of the high and low market price on the date of the grant.  Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the one-year anniversary of the grant date and an additional one-fourth becoming exercisable on the same anniversary date over the next three years.  If the optionee’s employment is terminated under certain circumstances after a change of control of Lone Star occurs before an option’s fourth anniversary, the option may be exercised in full earlier.  Also, accelerated vesting of options can occur upon death or retirement from employment of an option holder.  Following is a summary of stock option activity during 2001, 2000, and 1999:

					Weighted
					Average
					Exercise
	Shares Under Option	Price Range ($)			Price ($)
Outstanding, December 31, 1998	1,061,875	$2.59	—	$31.28	$16.46
Granted in 1999	424,375	13.00	—	16.75	13.57
Exercised in 1999	(103,125)	3.06	—	19.75	8.80
Cancelled in 1999	(75,000)	19.06	—	19.06	19.06
Outstanding, December 31, 1999	1,308,125	2.59	—	31.28	15.98
Granted in 2000	650,000	27.19	—	50.06	33.79
Exercised in 2000	(282,400)	2.59	—	31.28	12.49
Cancelled in 2000	(22,000)	27.19	—	27.19	27.19
Outstanding, December 31, 2000	1,653,725	3.06	—	50.06	23.43
Granted in 2001	484,375	37.29	—	45.36	38.27
Exercised in 2001	(265,375)	6.00	—	34.06	16.46
Cancelled in 2001	(12,250)	27.19	—	39.27	34.22
Outstanding, December 31, 2001	1,860,475	6.88	—	61.67	28.66

The weighted average fair value per option granted in 2001, 2000, and 1999 was $20.78, $17.45, and $6.68, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 4.77%, 6.69%, and 5.37%; volatility of 54.10%, 49.37% and 48.53%; and expected lives of five years for all option grants without payment of dividends.  Lone Star accounts for this plan pursuant to APB Opinion No. 25, under which compensation cost has not been recognized with the exception of the performance options granted to certain Fintube employees described below.  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of that expected in future years.  Had compensation cost for this plan been determined consistent with SFAS  No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

		2001	2000	1999
Net income (loss)	— as reported ($in millions)	$16.4	$38.6	$(5.5)
	— pro forma ($in millions)	$10.1	$33.6	$(8.1)

Basic earnings per share	— as reported	$0.67	$1.64	$(0.24)
	— pro forma	$0.41	$1.43	$(0.36)

Diluted earnings per share	— as reported	$0.66	$1.59	$(0.24)
	— pro forma	$0.40	$1.39	$(0.36)

On the acquisition date, Lone Star granted certain employees of Fintube options which vest only upon the achievement of certain operating performance criteria in 2000 and 2001.  Fintube had recorded approximately $0.5 million in compensation expense related to the performance options granted to the employees of Fintube in 2000.  Compensation expense for these options is re-measured each reporting date based on the market price of Lone Star’s stock and continuing achievement of performance criteria.

At December 31, 2001, 1,031,775 shares were available for grant and 722,663 shares were exercisable.  The following table reflects the weighted average exercise price and weighted average contractual life of various exercise price ranges of the 1,860,475 options outstanding as of December 31, 2001:

			2001
			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
				Exercise	Contractual		Exercise
Exercise Price Range			Shares	Price	Life (Yrs.)	Shares	Price
$6.88	—	$10.32	83,600	$8.15	2.9	83,600	$8.15
11.06	—	16.59	356,875	13.30	7.0	168,125	13.38
16.75	—	25.13	221,875	19.97	5.6	210,938	19.96
27.19	—	40.79	1,058,750	34.79	8.3	222,500	31.50
41.11	—	61.67	139,375	47.58	8.9	37,500	50.06
$6.88	—	$61.67	1,860,475	$28.66	7.5	722,663	$22.18

Lone Star also issued 125,500 shares and 11,250 shares of restricted stock grants to certain employees, with a value of $5.5 million and $0.4 million during 2001 and 2000, respectively.  We recognized compensation expense related to these awards of $0.7 million and $0.1 million in 2001 and 2000, respectively.  Restricted stock grants were not made in 1999.

Defined Benefit Pension and Health Care Plans .  Steel has three defined benefit pension plans covering a substantial portion of its bargaining unit employees.  Retirement benefits are based on years of service at progressively increasing flat-rate amounts.  A special initial lump -sum pension payment equal to 13 weeks of vacation pay is also paid following retirement.  Steel funds the minimum required contributions each year as required by applicable regulations.

During 1996, the largest of the three pension plans was amended so that new employees do not participate in the defined benefit plan.  During 1998, the other two plans were similarly amended.  New employees are eligible to participate in one of the defined contribution retirement plans, as are substantially all other employees.

Steel also sponsors an unfunded defined benefit postretirement health care plan for eligible bargaining unit employees and a limited number of other retirees eligible under special early retirement programs.  These health care plan benefits are limited to eligible retirees and their spouses until age 65, at which time coverage terminates.  Certain other postretirement benefits, primarily life insurance are also provided.  The anticipated costs of these postretirement benefits are accrued over the employees’ years of service.

The measurement dates for determining the assets and obligations of these plans were November 30, 2001, 2000, and 1999.  The following table sets forth the changes in the plans’ benefit obligations, assets and funded status amounts recognized in the consolidated balance sheets at December 31, 2001, 2000, and 1999 (in millions):

	Pension Benefits			Other Benefits
Change in Benefit Obligation	2001	2000	1999	2001	2000	1999
Benefit obligation at beginning of year	$75.2	$76.8	$84.0	$11.5	$12.6	$13.9
Service cost	0.9	0.9	1.0	0.5	0.5	0.6
Interest cost	5.4	5.4	5.3	0.8	0.9	0.9
Actuarial loss (gain)	5.4	(1.6)	(7.0)	1.1	(1.8)	(2.1)
Benefits paid	(6.3)	(6.3)	(6.5)	(0.6)	(0.7)	(0.7)
Benefit obligation at end of year	$80.6	$75.2	$76.8	$13.3	$11.5	$12.6

Change in Plan Assets
Fair value of plan assets at beginning of year	$64.5	$58.6	$54.3	$—	$—	$—
Actual return on plan assets	(1.3)	1.4	8.7	—	—	—
Employer contributions	0.2	10.8	2.1	0.6	0.7	0.7
Benefits paid	(6.3)	(6.3)	(6.5)	(0.6)	(0.7)	(0.7)
Fair value of plan assets at end of year	$57.1	$64.5	$58.6	$—	$—	$—

Reconciliation of Funded Status
Unfunded status — obligation in excess of assets	$23.5	$10.7	$18.2	$13.3	$11.5	$12.6
Unrecognized actuarial gain (loss)	(16.5)	(4.3)	(2.1)	2.3	3.5	1.8
Unrecognized net obligation at January 1, 1986	—	—	(1.0)	—	—	—
Unrecognized prior service cost	(1.3)	(1.5)	(1.6)	—	—	—
Net amount recognized	$5.7	$4.9	$13.5	$15.6	$15.0	$14.4

	Pension Benefits			Other Benefits
Amounts Recognized in Consolidated Balance Sheets	2001	2000	1999	2001	2000	1999
Postretirement benefit obligations — current	$2.1	$—	$4.9	$0.9	$0.8	$0.9
Postretirement benefit obligations — noncurrent	20.8	10.2	12.6	14.7	14.2	13.5
Other noncurrent assets — prepaid benefit cost	0.0	(0.7)	—	—	—
Other noncurrent assets — intangible asset	(1.3)	(1.0)	(2.6)	—	—	—
Accumulated other comprehensive loss	(15.9)	(3.6)	(1.4)	—	—	—
Net amount recognized	$5.7	$4.9	$13.5	$15.6	$15.0	$14.4

In determining the benefit obligation, weighted average discount rates of 6.75%, 7.5% and 7.5% were used for 2001, 2000, and 1999, respectively.  Other assumptions utilized for all three years included a 9.0% expected long-term rate of return on plan assets and a 4.0% annual increase in the compensation rate.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The annual rate of increase in the per capita costs of covered health care benefits is assumed to decrease gradually from 10.0% to an ultimate trend rate of 6.0% by the year 2007.  Increasing the assumed medical cost trend rates by 1.0% in each year would have resulted in a $1.2 million increase in the benefit obligation as of December 31, 2001, and a $0.2 million increase in the aggregate of the service cost and interest cost components of net periodic benefit expense for 2001.  A 1.0% decrease in the assumed trend rates would have resulted in a $1.0 million decrease in the benefit obligation and a $0.1 million decrease in expense.

The pension plans’ assets consist primarily of short-term money market investments, government and corporate obligations, real estate, and public market equity securities.

Net periodic benefit expense for 2001, 2000, and 1999, included the following components:

	Pension Benefits			Other Benefits
	2001	2000	1999	2001	2000	1999
	($in millions)
Service cost	$0.9	$0.9	$1.0	$0.5	$0.5	$0.6
Interest cost	5.4	5.4	5.3	0.8	0.9	0.9
Expected return on plan asset	(5.5)	(5.3)	(4.6)	—	—	—
Amortization of net obligation at January 1, 1986	—	1.0	1.0	—	—	—
Amortization of prior service cost	0.2	0.2	0.2	—	—	—
Recognized net actuarial loss	—	—	0.5	(0.1)	—	—
Net periodic benefit expense	$1.0	$2.2	$3.4	$1.2	$1.4	$1.5

Profit sharing plans.  Lone Star and its subsidiaries have profit sharing plans for substantially all employees which provide for payment of a specified percentage of quarterly operating earnings.  Total payments to employees were $3.2 million, $3.6 million, and $0.7 million for 2001, 2000, and 1999, respectively.

COMMITMENTS AND CONTINGENCIES - NOTE I

Lone Star incurs various commitments for the purchase of raw materials, certain tubular goods, supplies, services, and energy arising in the ordinary course of business.  The majority of these commitments are for a period of less than one year.

Equipment is leased under various operating leases.  Rental expense totaled $5.0 million, $3.8 million, and $3.6 million in 2001, 2000, and 1999, respectively.  Future minimum lease payments under noncancelable operating leases are as follows: 2002, $2.1 million; 2003, $1.2 million; 2004, $1.1 million; 2005, $0.7 million; 2006, $0.6 million; and thereafter, $0.3 million.

Lone Star’s operations are subject to numerous environmental laws.  The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.  The primary governmental oversight agencies include the Texas Natural Resource Conservation Commission and the Environmental Protection Agency.  Agreements are in place with these agencies to conduct numerous environmental studies and to develop plans to ensure continuous compliance with applicable laws and regulations.  Various environmental studies, monitoring programs, and capital projects are ongoing.  Estimated expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities as shown in Note C and are computed on a non-discounted basis.  Included in other noncurrent liabilities are environmental reserves of $9.5 million and $9.8 million at December 31, 2001 and 2000 respectively.  Current reserves of $0.5 million and $1.0 million are included in accrued liabilities at December 31, 2001 and 2000, respectively.  Lone Star believes that its environmental expenditures will continue to fall within its contemplated operating and capital plans.

On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  Lone Star is confident that it has fully performed all of its obligations under the agreement, and it will contest the lawsuit vigorously.

During the last three years, Steel has been named as one of a number of defendants in twenty lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  To date several of these lawsuits have been settled for less than $10,000 in the aggregate.  Of the twenty lawsuits three have been settled or are pending settlement and four have been dismissed or are pending dismissal.  We did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by our insurance.  Steel has accrued for its estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, Steel cannot estimate its exposure, if any, to unasserted claims.

Lone Star and its subsidiaries are parties to a number of other lawsuits and controversies which are not discussed herein.  Management of Lone Star and its operating companies, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter will have a material adverse effect on the results of operations or financial condition of Lone Star and its subsidiaries, taken as a whole.

ACQUISITIONS — NOTE J

On January 3, 2000, Lone Star through Fintube, a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Fintube Limited Partnership (“FLP”) for a base purchase price of $82 million plus a $2.5 million adjustment for working capital and approximately $1.2 million in acquisition related expenses (the “Fintube Acquisition”).  The Fintube Acquisition was effective as of January 1, 2000.  The working capital adjustment was estimated at the closing and was reduced on an actual, post-closing basis by $0.7 million in July 2000.  The consideration for the Fintube Acquisition was determined following a competitive bidding process in arm’s-length negotiations between Lone Star and FLP.  The acquired business involves the design and production of finned tubes and other products used in a variety of heat recovery applications.  Lone Star is operating and using the assets acquired in the Fintube Acquisition in substantially the same manner as they were used by FLP prior to the Fintube Acquisition.  Lone Star and Fintube utilized three different sources of financing to pay the purchase price.  Lone Star used $20 million of cash that it received from Steel in connection with Steel’s repayment of a $20 million subordinated loan from Lone Star.  Steel borrowed the $20 million that it repaid to Lone Star under Steel’s revolving line of credit.  Additionally, Lone Star issued approximately $20 million of Lone Star common stock directly to the limited partners or other beneficial owners of FLP.  Finally, Fintube entered into a new credit agreement which provided (i) approximately $7 million under a revolving credit facility and (ii) $39 million under a term loan facility.

The Fintube Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the acquisition.  The excess purchase price over the fair values of the tangible and intangible net assets acquired was approximately $49.5 million, and was recorded as goodwill and other intangibles amortized on a straight -line basis over periods ranging from 5 to 30 years.  Beginning January 1, 2002, goodwill will no longer be amortized.  Impairment of goodwill will be assessed annually and as events and circumstances warrant.

On April 1, 2000, Lone Star through Bellville Acquisition, Inc., a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Bellville for a base purchase price of $14.8 million less a $0.2 million adjustment for working capital (the “Bellville Acquisition”).  The working capital adjustment was estimated at the closing and was further adjusted by an additional $0.1 million on an actual, post-closing basis in July 2000.  The consideration for the Bellville Acquisition was determined through arm’s-length negotiations between Lone Star and Bellville.  Lone Star financed the Bellville Acquisition through cash held by Lone Star and $5.0 million of borrowings.  In connection with these borrowings, Steel borrowed $5.0 million under its present credit facility to repay the remaining $5.0 million of its subordinated loan to Lone Star.  Lone Star guaranteed an additional $5.0 million of Steel’s credit facility and pledged the stock of Bellville as collateral for such guaranty.  The cash paid for the Bellville Acquisition was wired to Bellville on March 31, 2000; however, the purchase was not effective until April 1, 2000.

The Bellville Acquisition by Lone Star has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Bellville Acquisition.  The excess purchase price over the fair values of the tangible and intangible net assets acquired was approximately $7.2 million, has been recorded as goodwill amortized on a straight -line basis over 30 years.  Beginning January 1, 2002, goodwill will no longer be amortized.  Impairment of goodwill will be assessed annually and as events and circumstances warrant.

The unaudited pro forma results below assume the acquisitions occurred at the beginning of the periods presented ($ in millions, except per share amounts):

	December 31,
	2000	1999
Net sales	$645.5	$444.3
Net income	39.1	4.6
Basic income per share	1.66	0.20
Diluted income per share	$1.61	$0.20

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

NEW ACCOUNTING PRONOUNCEMENTS — NOTE K

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 133,  “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value, regardless of purpose or intent of holding them.  On January 1, 2001, a transition obligation of $0.5 million was recorded related to the interest rate swap agreement.  Additionally, a loss to other comprehensive income in the equity section of the balance sheet of $0.5 million was recorded.  Subsequent changes in fair value were recorded through other comprehensive income.  In August 2001, the Fintube credit facility was paid in full and the related interest rate swap was terminated.  The settlement of the interest rate swap resulted in a $0.8 million charge to income in the third quarter.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires, among other things, all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.  SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition.  Under SFAS No. 142, goodwill will no longer be amortized over its estimated useful life, but instead will be tested for impairment at least annually.  SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year.  During 2001, we amortized goodwill associated with the Fintube and Bellville acquisitions, as detailed in Note A, of approximately $0.5 million per quarter.  We are currently performing the required goodwill impairment analyses and expect to have these completed by April 2002.  We do not expect an impairment of goodwill, but we cannot conclude until the analyses are complete.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We have not yet determined the impact that SFAS No. 143 will have on our financial position or results of operations.

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” however, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  We do not believe that the adoption of SFAS No. 144 will have a material effect on our financial position or results of operations.

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)  — NOTE L

	($ in millions, except per share data; quarterly amounts unaudited):
	Quarter
	First	Second	Third	Fourth	Total Year
2001
Net revenues	$179.4	$184.4	$168.9	$117.5	$650.2
Gross profit	24.5	27.7	16.3	0.8	69.3
Net income (loss)	$13.4	$16.3	$3.2	$(16.5)	$16.4

Per common share — basic
Net income (loss) available to common shareholders	$0.56	$0.66	$0.13	$(0.65)	$0.67

Per common share — diluted
Net income (loss) available to common shareholders	$0.55	$0.65	$0.13	$(0.65)	$0.66

2000
Net revenues	$156.6	$156.2	$170.2	$162.3	$645.3
Gross profit	17.9	22.0	22.6	23.4	85.9
Net income	$7.1	$8.8	$10.4	$12.3	$38.6

Per common share — basic

Net income available to common shareholders	$0.30	$0.37	$0.44	$0.52	$1.64

Per common share — diluted

Net income available to common shareholders	$0.29	$0.36	$0.43	$0.51	$1.59

LONE STAR TECHNOLOGIES, INC. AND SUBSIDIARIES

Schedule I - Condensed Financial Information of Registrant

(Parent Company Only)

	($ in millions, except share data)
	Years ended December 31,
	2001	2000	1999
Condensed Statements of Income
General and administrative expenses	$(4.7)	$(3.9)	$(3.0)
Steel cost sharing	4.0	4.0	3.0
Fintube management fee	1.0	0.5	—
Bellville management fee	0.1	0.1	—
Equity in Steel’s income (loss)	12.2	21.8	(9.4)
Equity in Fintube’s income	4.4	11.1	—
Equity in Bellville’s income	3.1	2.6	—
Interest income, net	1.1	1.9	1.7
Other income (expense)	(4.8)	0.4	—
Other intercompany income from Steel	—	0.1	2.2
Net income (loss)	$16.4	$38.6	$(5.5)
Cash dividends received from Bellville	$3.9	$2.2	$—

	As of December 31,
	2001	2000
Condensed Balance Sheets
Current assets:
Cash and cash equivalents	$105.6	$25.3
Short-term investments	—	0.1
Due from subsidiaries	4.6	0.6
Other current assets	0.7	0.7
Total current assets	110.9	26.7
Investment in Steel	120.5	153.6
Investment in Fintube	55.1	50.6
Investment in Bellville	14.1	14.9
Marketable securities	—	10.4
Advances to subsidiaries	160.1	—
Other noncurrent assets	9.8	3.8
Total assets	$470.5	$260.0

Current liabilities:	$2.7	$1.1
Senior subordinated debt	150.0
Other noncurrent liabilities	2.5	3.1
Total liabilities	$155.2	$4.2

Shareholders’ equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	$—	$—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 25,201,595 and 23,822,101, respectively)	25.2	23.8
Capital surplus	272.0	221.5
Accumulated comprehensive loss	(15.9)	(3.6)
Accumulated income	34.0	17.6
Treasury stock (313 and 168,322 common shares, respectively, at cost)	—	(3.5)
Total shareholders’ equity	315.3	255.8
Total liabilities and shareholders’ equity	$470.5	$260.0

	Years ended December 31,
	2001	2000	1999
Condensed Statements of Cash Flows
Net income (loss)	$16.4	$38.6	$(5.5)
Undistributed equity in Steel’s (income) loss	(12.2)	(21.8)	9.4
Undistributed equity in Fintube’s income	(4.4)	(11.1)	—
Undistributed equity in Bellville’s income	(3.1)	(2.6)	—
Other	(3.0)	1.2	(2.4)
Net cash provided (used) by operating activities	(6.3)	4.3	1.5
Net cash provided (used) by investing activities	10.3	(27.8)	(4.5)
Net cash provided by financing activities	76.3	30.7	0.9
Net increase (decrease) in cash and cash equivalents	80.3	7.2	(2.1)
Beginning cash and cash equivalents	25.3	18.1	20.2
Ending cash and cash equivalents	$105.6	$25.3	$18.1
Supplemental disclosure of noncash transaction:
Issuance of common stock for acquisition of Fintube	$—	$20.0	$—

LONE STAR TECHNOLOGIES, INC.

Schedule II - Valuation and Qualifying Accounts

December 31, 1999, 2000, and 2001

($ in millions)

	Balance at	Charged to	Charged		Balance
	beginning	costs and	to other		at end
	of period	expenses	accounts	Deductions(b)	of period
Description
Year ended December 31, 1999
Allowance for doubtful accounts	$1.4	$—	$—	$(0.1)	$1.3
Reserves for special charges(a)	5.3	—	—	(5.3)	—

Year ended December 31, 2000
Allowance for doubtful accounts	1.3	0.6	0.1	—	2.0

Year ended December 31, 2001
Allowance for doubtful accounts	2.0	0.7	—	(0.9)	1.8

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in Lone Star’s proxy statement for the 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information required under this item is contained in Lone Star’s proxy statement for the 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock and to directors and executive officers is contained in Lone Star’s proxy statement for the 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in Lone Star’s proxy statement for the 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)1.       Financial Statements - The following Consolidated Financial Statements are filed as part of this report:

•                 Report of Independent Public Accountants

•             Consolidated Statements of Income - for the years ended December 31, 2001, 2000, and 1999

•             Consolidated Balance Sheets at December 31, 2001 and 2000

•             Consolidated Statements of Cash Flows - for the years ended December 31, 2001, 2000, and 1999

•                 Consolidated Statements of Shareholders’ Equity - at December 31, 2001, 2000, 1999, and 1998

•             Notes to Consolidated Financial Statements

2.          Schedule I  — Condensed Financial Information of Registrant

             Schedule II - Valuation and Qualifying Accounts

Note: All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.

3.          Index to Exhibits

Description

1.1	Underwriting Agreement dated May 2, 2001 among Lone Star, Alpine Capital, L.P., and Bear Stearns & Co., Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K of Lone Star as filed May 15, 2001).
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

2.5

Purchase and Sale Agreement among North Star Steel Company, Universal Tubular Services, Inc., Cargill, Incorporated, Lone Star Technologies, Inc., and Star Seamless, Inc., dated as of August 16, 2001 (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star as filed on August 17, 2001).

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

3.3	Agreement and Plan of Merger dated March 6, 1986, among St eel, a Texas corporation, Lone Star, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation

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

4.5

Indenture dated as of May 29, 2001 among Lone Star, Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel Company, Lone Star Logistics, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., T&N Lone Star Warehouse Co., Texas & Northern Railway Company, Lone Star ST Holdings, Inc., Fintube Technologies, Inc., Fintube Canada, Inc., Bellville Tube Corporation, and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).

4.6

Exchange and Registration Rights Agreement dated May 29, 2001, among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, CIBC World Markets Corp., Dresdner Kleinwort Wasserstein Securities LLC, RBC Dominion Securities Corporation, and The Robinson— Humphrey Company, LLC (incorporated by reference to Exhibit 4.4 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).

10.1	Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of Lone Star as filed on October 22, 1993).*
10.1(a)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form 10-Q of Lone Star for the quarter ended June 30, 1997).*
10.1(b)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 14, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1998).*
10.1(c)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 11, 1999 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1999).*
10.1(d)	Amendment to the Amended 1985 Long-Term Incentive Plan adopted on May 9, 2000 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 2000.) *
10.1(e)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 2001 (incorporated by reference to same numbered exhibit to Form 10-Q for the quarter ended June 30, 2001).*
10.2

Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between Lone Star and John P. Harbin, Charles J. Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between Lone Star and Rhys J. Best (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).*

10.3

Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1996).

10.4

Assignment, Termination and Release dated January 21, 1997, among Steel, Lone Star, and the minority shareholders of Steel (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 1996).

10.5	Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein (incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 1997).
10.6	Cost Sharing Agreement dated as of July 1, 1997 between Lone Star and St eel (incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1997).

10.7

Compromise and Settlement Agreement and Release dated July 31, 1997 between Lone Star and Guaranty Federal Bank, F.S.B. (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 1997).

10.8	Consulting Agreement dated as of July 23, 1998 between Lone Star and John P. Harbin (incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended September 30, 1998).*
10.9	Phantom Stock Deferred Compensation Plan adopted on September 22, 1998 (incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 1998).*
10.10

First Amendment dated as of December 24, 1998 to Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein (incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended December 31, 1998).

10.11	Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 1999).
10.12	Subordination Agreement dated March 12, 1999 between Lone Star and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 1999).
10.13

Intercreditor Agreement dated March 12, 1999 among Lone Star, Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 1999).

10.14

Amendment agreement dated December 28, 1999 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 1999.)

10.15(a)

Limited Guaranty dated December 28, 1999 of Lone Star in favor of The CIT Group/Business Credit, Inc., as Agent (incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 1999.)

10.16(b)

Limited Guaranty dated as of March 31, 2000 by and between the CIT Group/Business Credit, Inc., as agent,  and Lone Star (incorporated by reference to Exhibit 2.3 to Form 8-K of Lone Star as filed on April 14, 2000.)

10.17(c)

Stock Pledge Agreement dated as of March 31, 2000 by and between the CIT Group/Business Credit, Inc., as agent, and Lone Star (incorporated by reference to Exhibit 2.4 to Form 8-K of Lone Star as filed on April 14, 2000.)

10.18

Credit Agreement dated as of January 3, 2000 among Fintube Technologies, Inc. (“Fintube”), the financial institutions named in the Agreement (“Lenders”) and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2000.)

10.19	Employee Stock Purchase Plan adopted on May 9, 2000 (incorporated by reference to Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2000.)*
10.20	Deferred Compensation Plan adopted by Lone Star’s Board of Directors on May 9, 2000 (incorporated by reference to Exhibit 10.37 to Form 10-Q for the quarter ended June 30, 2000.)*
10.21

Amendment agreement dated September 29, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended September 30, 2000.)

10.22

Amendment agreement dated October 25, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2000.)

10.23

Modification Agreement dated September __, 2000 to Credit Agreement dated as of January 3, 2000 among Fintube, the Lenders and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to Exhibit 10.40to Form 10-K for the year ended December 31, 2000.)

10.24

Second Modification Agreement dated February 20, 2001 to Credit Agreement dated as of January 3, 2000 among Fintube, the Lenders and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to Exhibit 10.41 to Form 10-K for the year ended December 31, 2000.)

10.25	Deferred Compensation Plan adopted by Lone Star's Board of Directors on May 9, 2000 (incorporated by reference to Exhibit 10.37 to Form 10-Q for the quarter ended June 30, 2000).
10.26	Employment Agreement dated May 7, 2001 between Lone Star and Rhys J. Best (incorporated by reference to Exhibit 99.1 to Form 8-K of Lone Star as filed on May 9, 2001).*
10.27

Purchase Agreement dated May 23, 2001 among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, RBC Dominion Securities Corporation, and The Robinson-Humphrey Company, LLC (incorporated by reference to Exhibit 10.10 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).

10.28

Consulting Employment Agreement dated January 1, 2000, among Fintube Technologies, Inc., Jerry E. Ryan, and Lone Star (incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended March 31, 2001).*

10.29	Employment Agreement dated January 1, 2000 between Fintube Technologies, Inc. and Larry Sims (incorporated by reference to Exhibit 10.43 to Form 10-Q for the quarter ended March 31, 2001).*
10.30

Amended and Restated Financing Agreement dated October 8, 2001 among The CIT Group/Business Credit, Inc. (as Agent and Lender), the Lenders party thereto, and Lone Star, Lone Star Steel Company, Fintube Technologies, Inc., Lone Star Logistics, Inc., T&N Lone Star Warehouse Co., Texas & Northern Railway Company, Fintube Canada, Inc. and Bellville Tube Corporation (as Borrowers), and Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., and Lone Star ST Holdings, Inc. (as Guarantors) (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form S-4 of Lone Star as filed on October 9, 2001, File No. 333-63944).

21	List of Subsidiaries.

23	Consent of Arthur Andersen LLP.

24	Powers of Attorney.

99.1	Letter from the Registrant to the Securities and Exchange Commission regarding Arthur Andersen LLP.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

Date of Report	Date Filed	Description
October 1, 2001	October 2, 2001	Filing amendment to Form S-4 Registration Statement
October 8, 2001	October 10, 2001	Financing Agreement with CIT Group
October 15, 2001	October 16, 2001	Results of operations for third quarter of 2001

ITEM 15.               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES , INC.

Date: March 27, 2002	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature			Title	Date

/s/ Rhys J. Best		,	Chairman, Director, Chief	March 27, 2002
(Rhys J. Best)			Executive Officer and President
(Principal Executive Officer)

/s/ Charles J. Keszler		,	Vice President and Chief	March 27, 2002
(Charles J. Keszler)			Financial Officer (Principal Financial
and Accounting Officer)

/s/ Frederick B. Hegi, Jr.		*,	Director	March 27, 2002
(Frederick B. Hegi, Jr.)

/s/ Robert Kelley		*,	Director	March 27, 2002
(Robert Kelley)

/s/ M. Joseph McHugh		*,	Director	March 27, 2002
(M. Joseph McHugh)

/s/ Thomas M. Mercer, Jr.		*,	Director	March 27, 2002
(Thomas M. Mercer, Jr.)

/s/ Alfred M. Micallef		*,	Director	March 27, 2002
(Alfred M. Micallef)

/s/ Jerry E. Ryan		*,	Director	March 27, 2002
(Jerry E. Ryan)

*By:	/s/ Charles J. Keszler
(Charles J. Keszler, Attorney-in-Fact)