Form 10-Q
period 2002-03-31
LONE STAR TECHNOLOGIES INC
filed 2002-05-15
CIK 791348

United States

Securities And Exchange Commission

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant To Section 13 Or 15(D)
Of The Securities Exchange Act Of 1934

For the quarter ended March 31, 2002

commission file number: 1-12881

Lone Star Technologies, Inc.

(A Delaware Corporation)

15660 N. Dallas Parkway, Suite 500 Dallas, Texas 75248

972/770-6401

I.R.S. Employer Identification Number: 75-2085454

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No☐.

As of April 30, 2002, the number of shares of Common Stock outstanding at $1.00 par value per share was 28,529,680.

Lone Star Technologies, Inc.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in millions, except per share data)

	For the Quarter Ended March 31,
	2002	2001

Net revenues	$123.2	$179.4
Cost of goods sold	(118.2)	(154.9)
Gross profit	5.0	24.5
Selling, general and administrative expenses	(9.3)	(8.4)
Operating income (loss)	(4.3)	16.1
Interest income	0.5	0.5
Interest expense	(3.2)	(3.0)
Other income	0.4	0.2
Income (loss) before income tax	(6.6)	13.8
Income tax benefit (expense)	0.7	(0.4)
Net income (loss)	$(5.9)	$13.4

Per common share - basic:
Net income (loss) available to common shareholders	$(0.23)	$0.56

Per common share - diluted:
Net income (loss) available to common shareholders	$(0.23)	$0.55

Weighted average shares outstanding
Basic	25.3	23.7
Diluted	25.3	24.4

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except share data)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$97.8	$106.5
Accounts receivable, net	69.7	70.3
Current inventories, net	136.0	139.4
Other current assets	8.0	8.9
Total current assets	311.5	325.1

Property, plant, and equipment, net	185.6	187.1
Goodwill, net	55.1	55.1
Other noncurrent assets	12.9	13.5
Total assets	$565.1	$580.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	28.1	42.5
Accrued liabilities	27.7	23.6
Total current liabilities	55.8	66.1

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	36.2	35.5
Other noncurrent liabilities	13.4	13.9
Total liabilities	255.4	265.5

Commitments and Contingencies (See Note 8)	—	—

Shareholders’ equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 25,275,613 and 25,201,595, respectively)	25.3	25.2
Capital surplus	272.2	272.0
Accumulated other comprehensive loss	(15.9)	(15.9)
Accumulated income	28.1	34.0
Treasury stock, at cost (313 common shares)	—	—
Total shareholders’ equity	309.7	315.3

Total liabilities and shareholders’ equity	$565.1	$580.8

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	For the Quarters Ended March 31,
	2002	2001

Beginning cash and cash equivalents	$106.5	$26.7

Cash flows from operating activities:
Net income (loss)	(5.9)	13.4
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	5.4	5.7
Non-cash charge for stock compensation	0.3	—
Accounts receivable, net	0.6	0.7
Current inventories, net	3.4	(5.0)
Accounts payable and accrued liabilities	(10.3)	7.8
Other	1.2	0.1

Net cash provided (used) by operating activities	(5.3)	22.7

Cash flows from investing activities:
Capital expenditures	(3.4)	(4.8)
Sale of short-term investments	—	0.1
Sale of marketable securities	—	8.4

Net cash provided (used) by investing activities	(3.4)	3.7

Cash flows from financing activities:
Net payments under revolving credit facilities	—	(14.6)
Principal payments on term notes	—	(2.0)
Proceeds from option exercises	—	1.0
Net cash provided (used) by financing activities	—	(15.6)

Net increase (decrease) in cash and cash equivalents	(8.7)	10.8

Ending cash and cash equivalents	$97.8	$37.5

See accompanying notes.

Notes To Consolidated Financial Statements (Unaudited)

Note 1 — Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the cash flows and the results of operations for the three months ended March 31, 2002 and 2001.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2001.  Lone Star Technologies’, Inc. (“Lone Star”) principal operating companies are Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), and Bellville Tube Company (“Bellville”).  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  Certain reclassifications of prior period amounts have been made to conform with the current period presentation.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2001.  Lone Star uses estimates and assumptions required for preparation of the financial statements.  The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change.  However, actual results could differ from the estimates.

Note 2 — Adoption of New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS), SFAS No. 142 “Goodwill and other Intangible Assets”.  SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets.  Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment.  The first step of the impairment test identifies any potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.  Lone Star has three reporting units including Steel, Fintube and Bellville.  If the fair value of the reporting unit is not considered impaired, the second step of the impairment test is not necessary.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any.  Lone Star has a six-month period to complete the first step of the transitional goodwill impairment test.  The amounts used in the transitional impairment test will be measured as of January 1, 2002, the date of adoption of SFAS No. 142.  If the carrying amount of the assets of the reporting unit including goodwill, exceed the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than December 31, 2002.  Lone Star adopted SFAS No. 142 as of January 1, 2002, and is conducting an independent fair value assessment of Fintube and Bellville, our reporting units with significant amounts of goodwill.  This valuation includes an assessment of reporting unit expected cash flows, the recent purchase price paid for entities within these industries, and other factors.  The independent valuations are not complete, but preliminary indications are that the fair value of the reporting units exceed the carrying amount of their assets, including goodwill.  In accordance with the transition provisions of SFAS No. 142 we will complete the first step of the impairment test, as described above, before June 1, 2002.  See Note 2.

Amortization expense for the three months ended March 31, 2002 was $0.1 million which represented amortization relating to identified intangible assets still required to be amortized under SFAS No 142.  Intangible amortization expense relating to these identified intangibles will be $0.25 million for the years ending December 31, 2002, 2003, and 2004 and zero thereafter.

The effect of the adoption of SFAS No. 142 as of January 1, 2002 and March 31, 2002 is summarized in the following table:

	($ in millions)
	January 1, 2002		March 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill	$59.9	$4.8	$59.9	$4.8

Intangible assets with finite lives:
Contracts	1.6	0.9	1.6	0.9

Total	$61.5	$5.7	$61.5	$5.7

As required by SFAS No. 142 the results for the prior year’s quarter have not been restated.  A reconciliation of net income as if SFAS No. 142 had been adopted for the three months ended March 31, 2001 is presented below:

($ in millions, except per share data) Three Months Ended March 31, 2001

Reported net income	$13.4

Add back: Goodwill amortization	0.5

Adjusted net income	$13.9

Basic net income per share:
Reported net income	$0.56
Adjusted net income	$0.58

Diluted net income per share:
Reported net income	$0.55
Adjusted net income	$0.57

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” however, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed.  We adopted SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

Note 3 — Business Segments Data

	(in millions)
	For the Quarters Ended March 31,
	2002	2001
Oilfield
Net revenues	$69.7	$114.8
Operating income (loss)	(1.4)	14.8
Identifiable assets	224.9	260.4
Capital expenditures	1.6	2.5
Depreciation and amortization	2.4	2.6

Specialty tubing
Net revenues	$41.6	$46.9
Operating income (loss)	(0.7)	3.7
Identifiable assets	208.9	197.2
Capital expenditures	1.5	1.9
Depreciation and amortization	2.2	2.4

Flat rolled steel and other
Net revenues	$11.9	$17.7
Operating loss	(1.1)	(1.3)
Identifiable assets	24.7	21.9
Capital expenditures	0.1	0.2
Depreciation and amortization	0.8	0.6

Corporate and other nonsegments
Operating loss	$(1.1)	$(1.1)
Identifiable assets	106.6	42.1
Capital expenditures	—	0.2
Depreciation and amortization	—	0.1

Consolidated totals
Net revenues	$123.2	$179.4
Operating income (loss)	(4.3)	16.1
Identifiable assets	565.1	521.6
Capital expenditures	3.2	4.8
Depreciation and amortization	5.4	5.7

Note 4 — Debt

In 2000, Steel had a credit facility consisting of a three-year $120.0 million revolving line of credit and a three-year $10.0 million term loan.  Under this revolving credit facility, Steel could borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.

In October 2001, the Steel credit facility was restated and amended to a three-year $100 million senior secured credit facility for use by Lone Star and our domestic subsidiaries.  Borrowings from this facility can be used for general corporate purposes.  Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was $99.3 million at March 31, 2002.  Substantially all of our assets, other than real estate, secure this loan.  At our option, the interest rate is the prime lending rate or the LIBOR plus an applicable additional interest percentage.  As a result, we will be subject to interest rate risk if we borrow from the credit facility.   At March 31, 2002, no amount was outstanding under this credit facility.

In 2001, our subsidiary, Fintube, had a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the Fintube purchase price.  In August 2001, the Fintube credit facility was extinguished and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, we terminated an interest rate swap agreement related to the Fintube credit facility.  The settlement of the interest rate swap resulted in a $0.8 million charge included in other expenses.

Steel engages in slab consignment and sales agreements with third parties.  Under these agreements, Steel arranges for third parties to purchase slabs from vendors that manufacture the slabs and the third party consigns the slab inventory to Steel.  Steel is then required to repurchase the slab inventory based on usage within specified time periods.  These inventory financing transactions have been accounted for as product financing arrangements.  Inventory financed under these arrangements has been recorded as inventory by Steel.  At March 31, 2002, we were not obligated for any slab consignment arrangements.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due September 1, 2011 to qualified institutional buyers.  Interest on the outstanding senior subordinated notes will accrue at a rate of 9.0% per year, payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2001.  Lone Star used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, slab consignment obligations, and for general corporate purposes.  The notes are fully and unconditionally guaranteed by each of the current and future domestic restricted subsidiaries of Lone Star.  The fair value of the notes based on quoted market prices was $141.0 million at March 31, 2002.  The following condensed consolidating financial statements of Lone Star and its subsidiaries are presented for the periods in which nonguarantors of these notes were part of the consolidated financial statements.  The information for Lone Star is presented in the “Parent Company” column.  The nonguarantors are insignificant to the overall financial statements and are therefore included in the “Subsidiaries” column.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATING BALANCE SHEET

($ in millions)

	March 31, 2002
	Parent Company	Subsidiaries	Eliminations	Consolidated

Assets:
Current Assets
Cash and cash equivalents	$96.5	$1.3	—	$97.8
Accounts receivable, net	2.6	69.7	(2.6)	69.7
Current inventories, net	—	136.0	—	136.0
Other current assets	1.3	6.7	—	8.0
Total current assets	100.4	213.7	(2.6)	311.5

Investment in subsidiary	184.0	—	(184.0)	—
Property, plant and equipment	0.3	185.3	—	185.6
Goodwill, net	3.5	51.6	—	55.1
Other noncurrent assets	180.1	7.1	(174.3)	12.9
Total assets	$468.3	$457.7	$(360.9)	$565.1

Current Liabilities:
Accounts payable	$0.9	$29.8	$(2.6)	$28.1
Accrued liabilities	5.4	22.3	—	27.7
Total current liabilities	6.3	52.1	(2.6)	55.8

Senior subordinated debt	150.0	—	—	150.0
Post-retirement benefit obligations	—	36.2	—	36.2
Other noncurrent liabilities	2.2	185.5	(174.3)	13.4
Total liabilities	158.5	273.8	(176.9)	255.4
Total shareholders’ equity	309.8	183.9	(184.0)	309.7
Total liabilities & equity	$468.3	$457.7	$(360.9)	$565.1

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATING INCOME STATEMENTS

($ in millions)

	For the Three Months Ended March 31, 2002
	Parent Company
		Subsidiaries	Eliminations	Consolidated

Net Revenues	$—	$125.9	$(2.7)	$123.2
Cost of Goods Sold	—	(120.9)	2.7	(118.2)
Gross profit	—	5.0	—	5.0
Selling, General and Administrative expenses	(1.1)	(8.2)	—	(9.3)
Equity in subsidiaries’ income	(5.7)	—	5.7	—
Operating loss	(6.8)	(3.2)	5.7	(4.3)
Interest expense, net	0.8	(3.5)	—	(2.7)
Other	—	0.4	—	0.4
Income tax benefit	0.1	0.6	—	0.7
Net loss	$(5.9)	$(5.7)	$5.7	$(5.9)

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATING CASH FLOW STATEMENTS

($ in millions)

	For the Three Months Ended March 31, 2002
	Parent Company
		Subsidiaries	Eliminations	Consolidated
Cash from Operating Activities:
Net loss	$(5.9)	$(5.7)	$5.7	$(5.9)
Undistributed equity in subsidiaries’ income	5.7	—	(5.7)	—
Changes in working capital, and other	(8.9)	9.5	—	0.6
Net cash used by operating activities	(9.1)	3.8	—	(5.3)
Net cash flows from investing activities:	—	(3.4)	—	(3.4)
Net cash flows from financing activities:	—	—	—	—
Net change in cash	(9.1)	0.4	—	(8.7)
Net cash beginning balance	105.6	0.9	—	106.5
Net cash ending cash	$96.5	$1.3	$—	$97.8

Effective January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value, regardless of purpose or intent of holding them.  On January 1, 2001, a transition obligation of $0.5 million was recorded related to the interest rate swap agreement.  Additionally, a loss to other comprehensive income in the equity section of the balance sheet of $0.5 million was recorded.  Subsequent changes in fair value were recorded through other comprehensive income.  In August 2001, the Fintube credit facility was paid in full and the related interest rate swap was terminated.  The settlement of the interest rate swap resulted in a $0.8 million charge to income in the third quarter.

Note 5 — Equity and Earnings Per Share

On May 2, 2001, Lone Star sold 1.2 million shares of its common stock under a previously filed universal shelf registration statement.  The proceeds to Lone Star was $50.8 million.  Proceeds of the sale were used to extinguish debt associated with our credit facilities at Steel and Fintube and for general corporate purposes.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock.  The numbers of shares used to compute basic earnings per share for the three months ended March 31, 2002 and 2001, respectively, were 25.3 million and 23.7 million, respectively.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities.  Lone Star had a net loss for the three months ended March 31, 2002 and the effect of including dilutive securities in earnings per share would have been anti-dilutive.  At March 31, 2002, dilutive securities equivalent to 0.2 million common shares were outstanding.

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

Note 7 - Inventories

At March 31, 2002, inventories totaled $162.4 million before LIFO reserves and were composed of: finished goods, $49.3 million; work in process, $45.8 million; and raw materials and supplies, $67.3 million.  Net of LIFO reserves of $21.7 million, inventories were $140.7 million, of which $4.7 million (consisting of supplies and spare parts) were classified as noncurrent assets.

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

Note 9 - Income Taxes

Lone Star had federal tax net operating loss carryforwards of approximately $241.0 million at March 31, 2002, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the

FDIC for certain tax benefits.  If not utilized, the net operating losses will expire between years 2003 and 2019.  As a result of the recent Job Creation and Worker Assistance Act of 2002, an alternative minimum tax (AMT) benefit of $0.7 million was recognized during the three months ended March 31, 2002, representing the reversal of our current estimated AMT obligation.

Note 10 — Comprehensive Income

Comprehensive income for the periods ended March 31, 2002 and March 31, 2001 was:

	(In millions)
	March 31, 2002	March 31, 2001
Net income (loss)	$(5.9)	$13.4
Interest rate swap	—	(0.7)
Comprehensive income (loss)	$(5.9)	$12.7

There was no change in our accumulated other comprehensive loss during the quarter ended March 31, 2002.

Note 11 — New Accounting Pronouncements

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

Note 12 — Subsequent Event

On April 22, 2002, Lone Star announced that North Star Steel Company and its parent corporation, Cargill, Inc. were soliciting offers from an unknown number of potential bidders for the purchase of North Star’s Tubular Products Division, a leading manufacturer of seamless oilfield products.  Lone Star submitted a proposal for the purchase of the Tubular Products Division pursuant to this process.

On April 23, 2002, Lone Star sold 3,250,000 shares of common stock to Goldman, Sachs & Co. at $25.52 per share.  We also granted Goldman Sachs a 30-day option to acquire an additional 487,500 common shares at the original sale price.  Proceeds received by Lone Star from the sale net of the underwriting discount and accounting and legal expenses and excluding the option, were approximately $82.7 million.  We intend to use the net proceeds from this sale for one or more of the following purposes:

To pay a portion of the purchase price for our possible acquisition of the Tubular Products Division of North Star Steel Company in the event our proposal ultimately results in an acquisition of such division;

To acquire other complementary businesses or to make compatible asset investments; or

To provide funds for working capital and other general corporate purposes.

The following condensed consolidating proforma balance sheet reflects the sale of common shares, excluding the option, as if it had occurred on March 31, 2002 (in millions):

	March 31, 2002	Adjustments	As Adjusted

Cash and cash equivalents	$97.8	$82.7	$180.5
Other current assets	213.7	—	213.7
Non-Current Assets	253.6	—	253.6

Total Assets	$565.1	$82.7	$647.8

Current liabilities	$55.8	$—	$55.8
Non-current liabilities	199.6	—	199.6
Shareholders’ equity	309.7	82.7	392.4

Total Liabilities & Shareholders’ Equity	$565.1	$82.7	$647.8

Assuming the sales of common shares occurred on January 1, 2002 basic and diluted loss per share on a proforma basis would have been $0.21 per share and the weighted average shares outstanding would have been 28.5 million shares.

ITEM 2.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star is the leading domestic manufacturer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells.  Lone Star is also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, Lone Star is a leading manufacturer of specialty tubing products used in power technology, automotive, construction, agricultural and industrial applications.  In 2000, we acquired the assets of Fintube Technologies, Inc. (“Fintube”), the largest specialty tubing manufacturer of heat recovery finned tubes, which are used in various power technology markets, including the construction of gas–fired, combined-cycle electrical power generation plants.  In 2000, we also completed an acquisition of the assets of Bellville Tube Corporation (“Bellville”), a manufacturer of casing, tubing and line pipe for the oil and gas industry.

The oil and gas markets are volatile and uncertainty exists regarding the future levels of oil and gas prices and related drilling activity.  Therefore, no assurance can be given regarding the extent of future demand for Lone Star’s oilfield products.  Drilling activity decreased steadily throughout the second half of 2001 and continued to decrease through the first quarter of 2002.  Demand for oilfield products is likely to remain weak until the expectation of higher oil and gas prices results in an increase in the number of active drilling rigs, which may not occur in the near term.  Demand for our finned tubular products is affected by the level of domestic and foreign demand for power generation as well as by domestic and foreign competition.  Demand for finned tubular products was down in the fourth quarter of 2001 and the first quarter of 2002 as a result of curtailed and cancelled power plant construction projects.  Further curtailments and cancellations of new power plant construction projects are likely in the near term.  Our backlog is down 66% compared to the same period in 2001.

On April 22, 2002, Lone Star announced that North Star Steel Company and its parent corporation, Cargill, Inc. were soliciting offers from an unknown number of potential bidders for the purchase of North Star’s Tubular Products Division, a leading manufacturer of seamless oilfield products.  Lone Star submitted a proposal for the purchase of the Tubular Products Division pursuant to this process.

On April 23, 2002, Lone Star sold 3,250,000 shares of common stock to Goldman, Sachs & Co. at $25.52 per share.  We also granted Goldman Sachs a 30-day option to acquire an additional 487,500 common shares at the original sale price.  Proceeds received by Lone Star from the sale net of the underwriting discount and accounting and legal expenses and excluding the option, were approximately $82.7 million.  We intend to use the net proceeds from this sale for one or more of the following purposes:

To pay a portion of the purchase price for our possible acquisition of the Tubular Products Division of North Star Steel Company in the event our proposal ultimately results in an acquisition of such division;

To acquire other complementary businesses or to make compatible asset investments; or

To provide funds for working capital and other general corporate purposes.

Assuming the sale of common shares occurred on January 1, 2002 basic and diluted loss per share on a proforma basis would have been $0.21 per share and the weighted average shares outstanding would have been 28.5 million shares.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses.  Lone Star evaluates its estimates, which consist of warranty claims, bad debts, environmental obligations, and others primarily based on historical experience and business knowledge.  These estimates are evaluated by management and revised as circumstances change.

RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of income are as follows:

	($ in millions)
	For the Quarter Ended March 31,
	2002		2001
	$	%	$	%
Oilfield products	69.7	56.0	114.8	64.0
Specialty tubing products	41.6	34.0	46.9	26.0
Flat rolled steel and other products	11.9	10.0	17.7	10.0
Consolidated net revenues	123.2	100.0	179.4	100.0

Shipments of products are as follows:

	(in tons)
	For the Quarter Ended March 31,
	2002	%	2001	%
Oilfield products	111,500	63	165,000	65
Specialty tubing products	32,200	18	37,300	15
Flat rolled steel and other products	33,100	19	49,400	20
Total shipments	176,800	100	251,700	100

Revenues of $123.2 million for the three months ended March 31, 2002 decreased 31% when compared to the first quarter of 2001, primarily due to reduced revenues from oilfield, specialty tubing and flat rolled steel and other products.  Oilfield product revenues declined 39% to $69.7 million in the first quarter of 2002 from $114.8 million in the first quarter of 2001.  The decrease in oilfield product revenues was primarily due to a 32% drop in shipments and 10% lower average overall prices.  Demand for oilfield products decreased with reduced drilling activity as the average active rig count in the first quarter of 814 was 29% lower than the same 2001 quarter.

Specialty tubing product revenues were down 11% from the same period in 2001 as shipment volumes decreased 14% as compared to the first quarter of 2001, due to lower demand for precision mechanical tubulars for general industrial and automotive applications and reduced demand for finned tubing and related heat recovery products used in new combined-cycle power plants.

Flat rolled steel and other tubular revenues were down 33% compared to the same period in 2001 on 33% decreased shipment volumes due to reduced industrial demand associated with lower general domestic economic activity.

The gross profit for the three months ended March 31, 2002 was $5.0 million compared to $24.5 million for the same 2001 period.  The operating loss for the three months ended March 31, 2002 was $4.3 million compared to operating income of $16.1 million in the first quarter of 2001.  The gross profit and operating income for the three months ended March 31, 2002 were lower than the same period of 2001, primarily due to higher unit costs associated with decreased production volumes and reduced overall revenues from all products attributable to decreased unit sales and prices.

Selling, general and administrative expenses were $9.3 million for the three months ended March 31, 2002, compared to $8.4 million for the same 2001 period.  Higher selling, general and administrative expenses were due in part to severance costs associated with reduced employment levels in the first quarter of 2002, nearly all of which was paid.  The increase in selling, general and administrative expenses was offset by a reduction in amortization expense as a result of the adoption of SFAS No. 142.  If SFAS No. 142 had been adopted for the three months ended March 31, 2001, selling, general and administrative expenses would have been $7.9 million.

Net income for the three months ended March 31, 2002 was down relative to the same period in 2001 due to increased unit manufacturing costs associated with decreased production volumes and revenues in all products.  The net loss for the first quarter of 2002 was $5.9 million, or $0.23 per diluted share, compared to net income of $13.4 million, or $0.55 per diluted share, in the same 2001 period.

FINANCIAL CONDITION AND LIQUIDITY

Lone Star has no direct business operations other than Steel, Fintube, and Bellville or significant sources of cash other than from investments or the sale of securities.  Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost sharing agreement with Steel.  Fintube and Bellville pay Lone Star an annual overhead fee of approximately $1.0 million and $0.2 million respectively.

Steel and Fintube require capital primarily to fund general working capital needs and capital expenditures.  Principal sources of funds include cash generated by operations and borrowings from Lone Star.  Bellville requires capital primarily to fund working capital needs and capital expenditures.  Principal sources of funds include cash generated by operations and from Lone Star.

Cash provided by (used in) operating activities was ($5.5) million and $22.7 million for the three months ended March 31, 2002 and 2001, respectively.  Cash from operations for the three months ended March 31, 2002 decreased versus the same 2001 period primarily due to the net loss, and reduction in accounts payable.

Cash provided by (used in) investing activities was ($3.4) million and $3.7 million for the three months ended March 31, 2002 and 2001, respectively.  Cash used in investing activities for the three months ended March 31, 2002 was to fund capital expenditures.

Cash provided by (used in) financing activities was $0.0 million and ($15.6) million for the three months ended March 31, 2002 and 2001, respectively.  The use of funds in 2001 was primarily to pay down borrowings under our revolving credit facilities.

On May 2, 2001, we sold 1.2 million shares of our common stock under a previously filed universal shelf registration statement.  The proceeds to us were $50.8 million.  Proceeds of the sale were used to extinguish debt associated with credit facilities at our subsidiaries, Steel and Fintube, and for general corporate purposes.

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

In October 2001, the Steel credit facility was restated and amended to a three-year $100 million senior secured credit facility for use by Lone Star and our domestic subsidiaries.  Borrowings from this facility can be used for general corporate purposes.  Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was $99.3 million at March 31, 2002.  Substantially all of our assets, other than real estate, secure this loan.  At our option, the interest rate is the prime lending rate or LIBOR plus an applicable additional interest percentage.  As a result, we will be subject to interest rate risk if we borrow from the credit facility.   At March 31, 2002, no amount was outstanding under this credit facility.

In 2000, Fintube had a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in the Fintube acquisition.  In August 2001, the Fintube credit facility was extinguished and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, we terminated an interest rate swap agreement related to the Fintube credit facility.  The settlement of the interest rate swap resulted in a $0.8 million charge included in other expenses.

On April 22, 2002, Lone Star announced that North Star Steel Company and its parent corporation, Cargill, Inc. were soliciting offers from an unknown number of potential bidders for the purchase of North Star’s Tubular Products Division, a leading manufacturer of seamless oilfield products.  Lone Star submitted a proposal for the purchase of the Tubular Products Division pursuant to this process.

On April 23, 2002, Lone Star sold 3,250,000 shares of common stock to Goldman, Sachs & Co. at $25.52 per share.  We also granted Goldman Sachs a 30-day option to acquire an additional 487,500 common shares at the original sale price.  Proceeds received by Lone Star from the sale net of the underwriting discount and accounting and legal expenses and excluding the option, were approximately $82.7 million.  We intend to use the net proceeds from this sale for one or more of the following purposes:

To pay a portion of the purchase price for our possible acquisition of the Tubular Products Division of North Star Steel Company in the event our proposal ultimately results in an acquisition of such division;

To acquire other complementary businesses or to make compatible asset investments; or

To provide funds for working capital and other general corporate purposes.

Lone Star’s operations are subject to numerous environmental laws.  The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.  Lone Star believes that these environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

Lone Star believes that funds generated by operations, the proceeds from the recent equity sales and borrowing capacity under its revolving credit facility will provide the liquidity necessary to fund cash requirements for the remainder of 2002.

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

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk.  There were no borrowings outstanding at March 31, 2002.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency.  Any gains or losses from currency translation have not been material and Lone Star does not participate in hedging foreign currency exposure.

PART II — OTHER INFORMATION

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

10.31                     First Amendment, dated as of December 31, 2001, to Amended and Restated Financing Agreement dated October 8, 2001 (Exhibit 10.30 to Form 10-K for the year ended December 31, 2001).

10.32                     Second Amendment, dated March 13, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (Exhibit 10.30 to Form 10-K for the year ended December 31, 2001).

(b)           Reports on Form 8-K:  A Current Report on Form 8-K dated March 20, 2002 was filed containing Regulation FD disclosure regarding planned presentations to investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated: May 15, 2002	Vice President and Chief Financial Officer