Form 10-Q
period 2002-06-30
LONE STAR TECHNOLOGIES INC
filed 2002-08-14
CIK 791348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

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

As of July 31, 2002, the number of shares of Common Stock outstanding at $1.00 par value per share was 28,528,675.

LONE STAR TECHNOLOGIES, INC.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Net revenues	$150.1	$184.4	$273.3	$363.8
Cost of goods sold	(141.2)	(156.7)	(259.4)	(311.6)
Gross profit	8.9	27.7	13.9	52.2
Selling, general and administrative expenses	(9.3)	(8.5)	(18.6)	(16.9)
Operating income (loss)	(0.4)	19.2	(4.7)	35.3
Interest income	0.7	0.8	1.2	1.3
Interest expense	(3.2)	(3.2)	(6.4)	(6.2)
Other income	0.7	0.2	1.1	0.6
Other expense	(0.1)	(0.2)	(0.1)	(0.4)
Income (loss) before income tax	(2.3)	16.8	(8.9)	30.6
Income tax benefit (expense)	(0.1)	(0.5)	0.6	(0.9)
Net income (loss)	$(2.4)	$16.3	$(8.3)	$29.7

Per common share – basic:
Net income (loss)	$(0.08)	$0.66	$(0.31)	$1.23

Per common share – diluted:
Net income (loss)	$(0.08)	$0.65	$(0.31)	$1.20

Weighted average shares outstanding
Basic	27.6	24.6	26.4	24.2
Diluted	27.6	25.3	26.4	24.8

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited; $ in millions)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$176.3	$106.5
Accounts receivable, net	89.5	70.3
Current inventories, net	132.4	139.4
Other current assets	7.8	8.9
Total current assets	406.0	325.1

Property, plant, and equipment, net	184.0	187.1
Goodwill, net	55.1	55.1
Other noncurrent assets	12.7	13.5
Total assets	$657.8	$580.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	42.5	42.5
Accrued liabilities	26.1	23.6
Total current liabilities	68.6	66.1

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	35.2	35.5
Other noncurrent liabilities	13.5	13.9
Total liabilities	267.3	265.5

Commitments and Contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 28,529,993 and 25,201,595, respectively)	28.5	25.2
Capital surplus	352.2	272.0
Accumulated income	25.7	34.0
Treasury stock at cost (3,370 and 313 common shares, respectively)	—	—
Accumulated other comprehensive loss	(15.9)	(15.9)
Total shareholders’ equity	390.5	315.3

Total liabilities and shareholders’ equity	$657.8	$580.8

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; $ in millions)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Beginning cash and cash equivalents	$97.8	$37.5	$106.5	$26.7

Cash flows from operating activities:
Net income (loss)	(2.4)	16.3	(8.3)	29.7
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5.3	5.7	10.7	11.4
Non-cash charge for stock compensation	0.4	—	0.7	—
Accounts receivable, net	(19.8)	(6.2)	(19.2)	(5.5)
Current inventories, net	3.6	(14.5)	7.0	(19.5)
Accounts payable and accrued liabilities	12.8	(22.9)	2.5	(15.1)
Other	(1.7)	(4.6)	(0.5)	(4.5)

Net cash used in operating activities	(1.8)	(26.2)	(7.1)	(3.5)

Cash flows from investing activities:
Capital expenditures	(2.5)	(7.2)	(5.9)	(12.0)
Sale of short-term investments	—	—	—	0.1
Sale of marketable securities	—	1.0	—	9.4

Net cash used in investing activities	(2.5)	(6.2)	(5.9)	(2.5)

Cash flows from financing activities:
Issuance of senior subordinated debt	—	150.0	—	150.0
Net payments under revolving credit facilities	—	(81.5)	—	(96.1)
Term note repayment	—	(23.3)	—	(25.3)
Proceeds from option exercises	—	3.3	—	4.3
Proceeds from equity offerings	82.8	50.8	82.8	50.8
Net cash provided by financing activities	82.8	99.3	82.8	83.7

Net increase in cash and cash equivalents	78.5	66.9	69.8	77.7

Ending cash and cash equivalents	$176.3	$104.4	$176.3	$104.4

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 2002 and the cash flows and the results of operations for the three months and six months ended June 30, 2002 and 2001.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2001.  Lone Star Technologies, Inc.’s (“Lone Star”) principal operating companies are Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), and Bellville Tube Company (“Bellville”).  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  Certain reclassifications of prior period amounts have been made to conform with the current period presentation.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2001.  Lone Star uses estimates and assumptions required for preparation of the financial statements.  The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change.  However, actual results could differ from the estimates.

Note 2 – Adoption of New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS), No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets.  Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment.  The first step of the impairment test identifies any potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any.  Lone Star has three reporting units.  Lone Star has completed the first step of the transitional goodwill impairment test for its reporting units.  The amounts used in the transitional impairment tests were measured as of January 1, 2002, the date of Lone Star’s adoption of SFAS No. 142.  The impairment tests included an assessment of the reporting units' expected cash flows, the recent purchase price paid for entities within these industries, and other factors.  The carrying amounts of the reporting units were not considered impaired.

Amortization expense for the three months and six months ended June 30, 2002 was $0.0 million and $0.1 million respectively, which represented amortization relating to identified intangible assets still required to be amortized under SFAS No 142.  Intangible amortization expense relating to these identified intangibles will be $0.25 million for each of the years ending December 31, 2002, 2003, and 2004 and zero thereafter.

Goodwill and intangible assets with finite lives as of December 31, 2001 and June 30, 2002 is summarized in the following table:

	($in millions)
	December 31, 2001			June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$59.9	$4.8	$55.1	$59.9	$4.8	$55.1

Intangible assets with finite lives:
Contracts	1.6	0.9	0.7	1.6	1.0	0.6

Total	$61.5	$5.7	$55.8	$61.5	$5.7	$55.7

As required by SFAS No. 142 the results for the prior year’s quarters have not been restated.  A reconciliation of net income as if SFAS No. 142 had been adopted for the three months and six months ended June 30, 2001 is presented below:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
	($ in millions, except per share data)

Reported net income	$16.3	$29.7

Add back: Goodwill amortization	0.5	1.0

Adjusted net income	$16.8	$30.7

Basic net income per share:
Reported net income	$0.66	$1.23
Adjusted net income	$0.68	$1.27

Diluted net income per share:
Reported net income	$0.65	$1.20
Adjusted net income	$0.66	$1.24

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” however, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of.  Lone Star adopted SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on our financial position or results of operations.

Note 3 – Business Segments Data

	For the Quarter Ended June,		For the Six Months Ended June,
	2002	2001	2002	2001
	(in millions)		(in millions)
Oilfield
Net revenues	$92.9	$119.7	$162.6	$234.5
Operating income	3.1	15.7	1.7	30.5
Identifiable assets	233.0	199.7	233.0	199.7
Capital expenditures	1.5	3.8	3.2	6.3
Depreciation and amortization	2.4	3.2	4.8	5.8

Specialty tubing
Net revenues	$41.8	$47.4	$83.4	$94.3
Operating income (loss)	(1.6)	3.8	(2.3)	7.5
Identifiable assets	209.6	145.2	209.6	145.2
Capital expenditures	1.0	3.2	2.6	5.1
Depreciation and amortization	2.2	2.4	4.4	4.8

Flat rolled steel and other
Net revenues	$15.4	$17.3	$27.3	$35.0
Operating loss	(0.7)	(0.6)	(1.8)	(1.9)
Identifiable assets	29.3	17.4	29.3	17.4
Capital expenditures	—	0.2	0.1	0.4
Depreciation and amortization	0.7	0.1	1.5	0.7

Corporate and other nonsegments
Operating loss	$(1.2)	$0.3	$(2.3)	$(0.8)
Identifiable assets	185.9	251.9	185.9	251.9
Capital expenditures	—	—	—	0.2
Depreciation and amortization	—	—	—	0.1

Consolidated totals
Net revenues	$150.1	$184.4	$273.3	$363.8
Operating income (loss)	(0.4)	19.2	(4.7)	35.3
Identifiable assets	657.8	614.2	657.8	614.2
Capital expenditures	2.5	7.2	5.9	12.0
Depreciation and amortization	5.3	5.7	10.7	11.4

Note 4 – Debt

In October 2001, Lone Star and our domestic subsidiaries entered into a three-year $100 million senior secured credit facility.  Borrowings from this facility can be used for general corporate purposes.  Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was $99.3 million at June 30, 2002.  Substantially all of our assets, other than real estate, secure this loan.  At our option, the interest rate is the prime lending rate or the LIBOR plus an applicable additional interest percentage.  As a result, we will be subject to interest rate risk if we borrow from the credit facility.   At June 30, 2002, no amount was outstanding under this credit facility.

In 2001, our subsidiary, Fintube, had a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price when we acquired Fintube.  In August 2001, the Fintube credit facility was extinguished and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, we terminated an interest rate swap agreement related to the Fintube credit facility.  The settlement of the interest rate swap resulted in a $0.8 million charge included in other expense.

Steel engages in slab consignment and sales agreements with third parties.  Under these agreements, Steel arranges for third parties to purchase slabs from vendors that manufacture the slabs and the third party consigns the slab inventory to Steel.  Steel is then required to purchase the slab inventory based on usage within specified time periods.  These inventory financing transactions have been accounted for as product financing arrangements.  Slabs financed under these arrangements have been recorded as inventory by Steel.  At June 30, 2002, we had $4.4 million in obligations under these arrangements which were recorded in accounts payable.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due September 1, 2011 to qualified institutional buyers.  Interest on the outstanding senior subordinated notes will accrue at a rate of 9.0% per year, payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2001.  Lone Star used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, slab consignment obligations, and for general corporate purposes.  The notes are fully and unconditionally guaranteed by each of the current and future domestic restricted subsidiaries of Lone Star.  The fair value of the notes based on quoted market prices was $143.3 million at June 30, 2002.  The following condensed consolidating financial statements of Lone Star and its subsidiaries are presented for the periods in which nonguarantors of these notes were part of the consolidated financial statements.  The information for Lone Star is presented in the “Parent Company” column.  The nonguarantors are insignificant to the overall financial statements and are therefore included in the “Subsidiaries” column.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(unaudited; $ in millions)

	June 30, 2002
	Parent Company
		Subsidiaries	Eliminations	Consolidated

Assets:
Current Assets
Cash and cash equivalents	$175.9	$0.4	$—	$176.3
Accounts receivable, net	3.6	89.5	(3.6)	89.5
Current inventories, net	—	132.4	—	132.4
Other current assets	1.4	6.4	—	7.8
Total current assets	180.9	228.7	(3.6)	406.0

Investment in subsidiaries	181.0	—	(181.0)	—
Property, plant and equipment	0.3	183.7	—	184.0
Goodwill, net	3.5	51.6	—	55.1
Other noncurrent assets	179.9	7.1	(174.3)	12.7
Total assets	$545.6	$471.1	$(358.9)	$657.8

Current Liabilities:
Accounts payable	$1.1	$45.0	$(3.6)	$42.5
Accrued liabilities	1.8	24.3	—	26.1
Total current liabilities	2.9	69.3	(3.6)	68.6

Senior subordinated debt	150.0	—	—	150.0
Post-retirement benefit obligations	—	35.2	—	35.2
Other noncurrent liabilities	2.2	185.6	(174.3)	13.5
Total liabilities	155.1	290.1	(177.9)	267.3
Total shareholders' equity	390.5	181.0	(181.0)	390.5
Total liabilities & equity	$545.6	$471.1	$(358.9)	$657.8

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING INCOME STATEMENTS

(unaudited; $ in millions)

	For the Six Months Ended June 30, 2002
	Parent Company
		Subsidiaries	Eliminations	Consolidated

Net Revenues	$—	$278.9	$(5.6)	$273.3
Cost of Goods Sold	—	(265.0)	5.6	(259.4)
Gross profit	—	13.9	—	13.9
Selling, General and Administrative expenses	(2.3)	(16.3)	—	(18.6)
Equity in subsidiaries' income	(8.3)	—	8.3	—
Operating loss	(10.6)	(2.4)	8.3	(4.7)
Interest expense, net	1.9	(7.1)	—	(5.2)
Other	0.4	0.6	—	1.0
Income tax benefit	—	0.6	—	0.6
Net loss	$(8.3)	$(8.3)	$8.3	$(8.3)

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING CASH FLOW STATEMENTS

(unaudited; $ in millions)

	For the Six Months Ended June 30, 2002
	Parent Company
		Subsidiaries	Eliminations	Consolidated
Cash from Operating Activities:
Net loss	$(8.3)	$(8.3)	$8.3	$(8.3)
Undistributed equity in subsidiaries' income	8.3	—	(8.3)	—
Changes in working capital, and other	(12.5)	13.7	—	1.2
Net cash provided (used by) operating activities	(12.5)	5.4	—	(7.1)
Net cash flows from investing activities:	—	(5.9)	—	(5.9)
Net cash flows from financing activities:	82.8	—	—	82.8
Net change in cash	70.3	(0.5)	—	69.8
Net cash beginning balance	105.6	0.9	—	106.5
Net cash ending cash	$175.9	$0.4	$—	$176.3

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

Note 5 – Equity and Earnings (Loss) Per Share

On May 2, 2001, Lone Star sold 1.2 million shares of its common stock under a previously filed universal shelf registration statement.  The proceeds to Lone Star were $50.8 million.  Proceeds of the sale were used to extinguish debt associated with our credit facilities at Steel and Fintube and for general corporate purposes.

On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf registration statement.  Proceeds received by Lone Star from the sale net of the underwriting discount and accounting and legal expenses, were $82.8 million.  Lone Star intends to use the net proceeds from this sale to acquire other complementary businesses or to make compatible asset investments and provide funds for working capital and other general corporate purposes.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock.  The numbers of shares used to compute basic earnings per share for the three months ended June 30, 2002 and 2001, were 27.6 million and 24.6 million, respectively, and the six months ended June 30, 2002 and 2001, were 26.4 million and 24.2 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities from stock options.  Lone Star's common stock equivalents are common stock options.  Lone Star had a net loss for the three months and the six months ended June 30, 2002 and the effect of including common stock equivalents in earnings per share would have been anti-dilutive.  Common stock equivalents were 0.4 million and 0.3 million shares of common stock outstanding during the three months and six months ended June 30, 2002, respectively.  Dilutive securities equivalent to 0.7 million and 0.6 million shares of common stock were outstanding during the three months and six months ended June 30, 2001, respectively.

Note 6 – Cash and Cash Equivalents

Lone Star’s cash and cash equivalents include highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months.

Note 7 – Inventories

At June 30, 2002, inventories totaled $159.7 million before LIFO reserves and were composed of: finished goods,  $47.3 million; work in process, $46.9 million; and raw materials and supplies, $65.5 million.  Net of LIFO reserves of $22.8 million, inventories were $136.9 million, of which $4.5 million (consisting of supplies and spare parts) were classified as noncurrent assets.  At December 31, 2001, inventories totaled $165.6 million before LIFO reserves and were composed of finished goods, $42.2 million; work in process, $47.2 million; and raw materials and supplies, $76.2 million.  Net of LIFO reserves of $21.2 million, inventories were $144.4 million, of which $5.0 million (consisting of supplies and spare parts) were classified as noncurrent assets.

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

During the last three years, Steel has been named as one of a number of defendants in twenty-four lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  Of the twenty-four lawsuits, four have been settled or are pending settlement for less than $15,000 in the aggregate and seven have been dismissed or are pending dismissal.  Steel has not manufactured or distributed any products containing asbestos.  Some or all of these claims may not be covered by our insurance.  Steel has accrued for its estimated exposure to known claims, but does not know the extent to which future claims may be filed.

Lone Star’s operations are subject to foreign, federal, state, provincial and local environmental laws and regulations concerning, among other things, waste materials, wastewater disposal and air emissions.  Lone Star believes that its subsidiaries are currently in material compliance with all applicable environmental laws and regulations.

Note 9 - Income Taxes

Lone Star had federal tax net operating loss carryforwards of approximately $241.0 million at June 30, 2002, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits.  If not utilized, the net operating losses will expire between years 2003 and 2019.

Note 10 – Comprehensive Income

Comprehensive income for the periods ended June 30, 2002 and June 30, 2001 was:

	For the Quarter Ended June,				For the Six Months Ended June,
	2002	%	2001	%	2002	%	2001	%
	(in tons)				(in tons)
Oilfield products	142,000	64	170,300	68	253,500	64	335,300	67
Specialty tubing products	34,400	16	40,000	16	66,600	17	77,300	15
Flat rolled steel and other products	44,300	20	41,200	16	77,400	19	90,600	18
Total shipments	220,700	100	251,500	100	397,500	100	503,200	100

There was no change in our accumulated other comprehensive loss during the quarter ended June 30, 2002.

Note 11 – New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Lone Star has not yet determined the impact that SFAS No. 143 will have on our financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in Accounting Principles Board Opinion No. 30.  The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002.  Lone Star is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  It requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Lone Star is currently considering the impact, if any, that this statement will have on the consolidated financial statements.

Note 12 –Subsequent Event – U.S. Steel Alliance Terminated

Steel’s alliance with U.S. Steel to purchase, market and sell line pipe products manufactured at U.S. Steel’s McKeesport, Pennsylvania facility was terminated August 1, 2002.  While revenues from this alliance were 7.5% of total revenues in 2001 and 10.4% of total revenues in the first six months of 2002, the contribution to net income was insignificant in these periods.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star believes it is the leading domestic manufacturer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells.  Lone Star is also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, Lone Star believes it is a leading manufacturer of specialty tubing products used in power technology, automotive, construction, agricultural and industrial applications.  In 2000, we acquired the assets of Fintube Technologies, Inc. (“Fintube”), the largest specialty tubing manufacturer of heat recovery finned tubes, which are used in various power technology markets, including the construction of gas–fired, combined-cycle electrical power generation plants.  In 2000, we also completed an acquisition of the assets of Bellville Tube Corporation (“Bellville”), a manufacturer of casing, tubing and line pipe for the oil and gas industry.

Demand for our oilfield products depends primarily upon the number of oil and natural gas wells being drilled, completed and re-worked at any given time and the depth and drilling conditions of these wells.  The level of these activities depends primarily on expectations as to future prices for natural gas and oil.  Natural gas and oil prices are subject to significant fluctuations in response to even relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  Therefore, no assurance can be given regarding the extent of future demand for Lone Star’s oilfield products.

Drilling activity decreased steadily throughout the second half of 2001 and through the first quarter of 2002.  Although the average rig count for the second quarter of 2002 was slightly lower than that of the first quarter of 2002, it did increase by approximately 100 active rigs from the low at the beginning of April of 738 rigs according to Baker Hughes.  However, demand for oilfield products is likely to remain weak until the expectation of higher oil and gas prices results in an increase in the number of active drilling rigs, which may not occur in the near term.  Demand for our finned tubular products is affected by the level of domestic and foreign demand for power generation as well as by domestic and foreign competition.  Demand for finned tubular products was down in the fourth quarter of 2001 and through the second quarter of 2002 as a result of curtailed and cancelled power plant construction projects.  Further curtailments and cancellations of new power plant construction projects are likely in the near term and demand is expected to continue to be down through the next 12 to 18 months.

On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf  registration statement.  Proceeds received by Lone Star from the sale, net of the underwriting discount and accounting and legal expenses, were $82.8 million.  Lone Star intends to use the net proceeds from this sale to acquire other complementary businesses or to make compatible asset investments and provide funds for working capital and other general corporate purposes.

Assuming the sale of common shares occurred on January 1, 2002 basic and diluted loss per share on a proforma basis would have been $0.29 per share and the weighted average shares outstanding would have been 28.5 million shares for the six months ended June 30, 2002.

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

Results Of Operations

Consolidated revenues reported in the consolidated statements of operations are as follows:

	($ in millions)					($ in millions)
	For the Quarter Ended June,					For the Six Months Ended June,
	2002		2001			2002		2001
	$	%	$	%	%	$	%	$	%
Oilfield products	92.9	62	119.7		65	162.6	59	234.5	64
Specialty tubing products	41.8	28	47.4		26	83.4	31	94.3	26
Flat rolled steel and other products	15.4	10	17.3		9	27.3	10	35.0	10
Consolidated net revenues	150.1	100	184.4		100	273.3	100	363.8	100

Shipments of products are as follows:

	(in tons)				(in tons)
	For the Quarter Ended June,				For the Six Months Ended June,
	2002	%	2001	%	2002	%	2001	%
Oilfield products	142,000	64	170,300	68	253,500	64	335,300	67
Specialty tubing products	34,400	16	40,000	16	66,600	17	77,300	15
Flat rolled steel and other products	44,300	20	41,200	16	77,400	19	90,600	18
Total shipments	220,700	100	251,500	100	397,500	100	503,200	100

Revenues of $150.1 million for the three months ended June 30, 2002 decreased 19% when compared to the second quarter of 2001, due to reduced revenues from oilfield, specialty tubing and flat rolled steel and other products.  Oilfield product revenues declined 22% to $92.9 million in the second quarter of 2002 from $119.7 million in the second quarter of 2001.  The decrease in oilfield product revenues was primarily due to a 17% drop in shipments and 7% lower average overall prices.  Demand for oilfield products decreased with reduced drilling activity as the average active rig count in the second quarter of 2002 was 35% lower than the same 2001 quarter.

Specialty tubing product revenues were down 12% from the same period in 2001 as shipment volumes decreased 14% as compared to the second quarter of 2001, due to level demand for precision mechanical tubulars for general industrial and automotive applications and reduced demand for finned tubing and related heat recovery products as a result of delays and cancellations in power plant construction projects.

Flat rolled steel and other tubular revenues were down 11% compared to the same period in 2001 on 7% higher shipment volumes and 17% lower average prices due to the sale of excess steel coils at Fintube and a higher mix of lower priced products.

The gross profit for the three months and six months ended June 30, 2002 was $8.9 million and $13.9 million, respectively, compared to $27.7 million and $52.2 million for the same 2001 periods.  The operating loss for the three and six months ended June 30, 2002 was $0.4 million and $4.7 million, respectively, compared to operating income of $19.2 million and $35.3 million in the same 2001 periods, respectively.  The gross profit and operating results for the three months and six months ended June 30, 2002 were lower than the same periods of 2001, primarily due to higher unit costs associated with decreased production volumes and reduced overall revenues from all products attributable to decreased unit sales and prices.

Selling, general and administrative expenses for the three months ended June 30, 2002, were $9.3 million and $18.6 million, respectively, compared to $8.5 million and $16.9 million for the same 2001 periods.  Higher selling, general and administrative expenses were due in part to severance costs associated with reduced employment levels in the first half of 2002, nearly all of which was paid.  The increase in selling, general and administrative expenses was offset by a reduction in amortization expense as a result of the adoption of SFAS No. 142.  If SFAS No. 142 had been adopted for the three months and the six months ended June 30, 2001, selling, general and administrative expenses would have been $8.0 million and $15.9 million, respectively.

The net loss of $2.4 million and $8.3 million for the three and six months ended June 30, 2002, respectively compared to the same periods in 2001 were the result of increased unit manufacturing costs associated with decreased production volumes and revenues in all products.

FINANCIAL CONDITION AND LIQUIDITY

Lone Star has no direct business operations other than Steel, Fintube, and Bellville or significant sources of cash other than from investments or the sale of securities.  Lone Star is reimbursed by Steel for most of its operating costs as provided by its cost sharing agreement with Steel.  Fintube and Bellville pay Lone Star an annual overhead fee of approximately $1.0 million and $0.2 million, respectively.

Steel, Fintube, and Bellville require capital primarily to fund general working capital needs and capital expenditures.  Principal sources of funds include cash generated by operations and borrowings from Lone Star.

Cash used in operating activities were $1.8 million and $26.2 million for the three months ended June 30, 2002 and 2001, respectively, and $7.1 million and $3.5 million for the six months ended June 30, 2002 and 2001, respectively.  Less cash was used in operating activities in the second quarter of 2002 compared to the second quarter of 2001 principally due to higher payments for accounts payable and inventories in the second quarter of 2001.  Cash used in operations in the first six months of 2002 was greater than the same period in 2001 primarily due to lower collections of accounts receivables in 2002 and the loss from operations of $8.3 million in the first six months of 2002 compared to net income of $29.7 million in 2001 period.

Cash used in investing activities was $2.5 million and $6.2 million for the three months ended June 30, 2002 and 2001, respectively, and $5.9 million and $2.5 million for the six months ended June 30, 2002 and 2001, respectively.  Cash used in investing activities was primarily to fund capital expenditures.

Cash provided by financing activities was $82.8 million and $99.3 million for the three months ended June 30, 2002 and 2001, respectively, and $82.8 million and $83.7 million for the six months ended June 30, 2002 and 2001, respectively.  Cash provided by financing activities in the 2002 periods was primarily attributable to the issuance of stock discussed below.  Cash provided by financing activities in the 2001 periods was primarily attributable to the issuance of stock and bonds discussed below.

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

In 2000, Steel had a credit facility consisting of a three-year $120.0 million revolving line of credit and a three-year $10.0 million term loan.  Under this revolving credit facility, Steel could borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.  Steel’s credit facility was amended and restated as a part of the new facility we entered into in October 2001.

In October 2001, Lone Star and our domestic subsidiaries entered into a three-year $100 million senior secured credit facility.  Borrowings from this facility can be used for general corporate purposes.  Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was

$99.3 million at June 30, 2002.  Substantially all of our assets, other than real estate, secure this loan.  At our option, the interest rate is the prime lending rate or LIBOR plus an applicable additional interest percentage.  As a result, we will be subject to interest rate risk if we borrow from the credit facility.   At June 30, 2002, no amount was outstanding under this credit facility.

In 2000, Fintube had a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to pay part of the cash portion of the purchase price in our acquisition of Fintube.  In August 2001, the Fintube credit facility was extinguished and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, we terminated an interest rate swap agreement related to the Fintube credit facility.  The settlement of the interest rate swap resulted in a $0.8 million charge included in other expenses.

On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf registration statement.  Proceeds received by Lone Star from the sale, net of the underwriting discount and accounting and legal expenses, were $82.8 million.  Lone Star intends to use the net proceeds from this sale to acquire other complementary businesses or to make compatible asset investments and provide funds for working capital and other general corporate purposes.

Lone Star’s operations are subject to numerous environmental laws.  The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.  Lone Star believes that these environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

Lone Star believes that funds generated by operations, the current cash position of $176.3 million and borrowing capacity under its revolving credit facility will provide the liquidity necessary to fund cash requirements for the remainder of 2002.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lone Star and its subsidiaries do not invest in commodities or foreign currencies.  Lone Star’s investments in cash equivalents are held to maturity.  Therefore, interest rate risk is not considered to be material.

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk.  There were no borrowings outstanding at June 30, 2002.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency.  Any gains or losses from currency translation have not been material and Lone Star does not participate in hedging foreign currency exposure.

PART II – OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Shareholders of the registrant was held on May 9, 2002.  At that meeting, two proposals were voted on: the election of four directors and the adoption of an amendment to the 1985 Long-Term Incentive Plan.  Robert L. Keiser, Robert Kelley, Alfred M. Micallef and Jerry E. Ryan were elected directors of the registrant and received affirmative votes of 20,561,689; 20,561,772; 20,561,772; and 20,561,772; respectively; and negative votes of 140,275; 140,192; 140,192, and 140,192; respectively.  Other directors of the registrant include Rhys J. Best, Frederick B. Hegi, Jr., M. Joseph McHugh and Thomas M. Mercer, Jr., whose terms of office continued after the meeting.  The amendment to the 1985 Long-Term

Incentive Plan was approved by an affirmative vote of 16,000,523; with 4,545,396 shares voted against and 156,045 shares abstaining.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

                10.1(f)     Amendment to the 1985 Long-Term Incentive Plan adopted on May 9, 2002.*

* Management contract or compensatory plan or arrangement.

(b)                                 Reports on Form 8-K: A Current Report on Form 8-K dated April 22, 2002 was filed reporting results of operations for the first quarter of 2002.  A Current Report on Form 8-K dated April 24, 2002 was filed reporting common stock offering.  A Current Report on Form 8-K dated June 6, 2002 was filed reporting change in registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated: August 14, 2002	Vice President and Chief Financial Officer

CERTIFICATION FILED PURSUANT TO

18 U.S.C. Section 1350,

As Adopted By

Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Lone Star Technologies, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned hereby certifies in his capacity as an officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted by § 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)           The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Rhys J. Best	/s/ Charles J. Keszler

Rhys J. Best	Charles J. Keszler
Chief Executive Officer	Chief Financial Officer

Dated: August 14, 2002