Form 10-Q/A
period 2002-06-30
LONE STAR TECHNOLOGIES INC
filed 2002-08-19
CIK 791348

UNITED STATES

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

Note 10—Comprehensive Income in Item 1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 contained an incorrect table, due to an inadvertent error in Edgarizing the filing. The only change to Item 1 effected by this Amendment is to provide the correct table for Note 10. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment sets forth the complete text of Item 1 as amended:

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Goodwill and intangible assets with finite lives as of December 31, 2001 and June 30, 2002 is summarized in the following table:

	($in millions)
	December 31, 2001			June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$59.9	$4.8	$55.1	$59.9	$4.8	$55.1

Intangible assets with finite lives:
Contracts	1.6	0.9	0.7	1.6	1.0	0.6

Total	$61.5	$5.7	$55.8	$61.5	$5.8	$55.7

As required by SFAS No. 142 the results for the prior year’s quarters have not been restated.  A reconciliation of net income as if SFAS No. 142 had been adopted for the three months and six months ended June 30, 2001 is presented below:

	($ in millions, except per share data)
	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Reported net income	$16.3	$29.7

Add back: Goodwill amortization	0.5	1.0

Adjusted net income	$16.8	$30.7

Basic net income per share:
Reported net income	$0.66	$1.23
Adjusted net income	$0.68	$1.27

Diluted net income per share:
Reported net income	$0.65	$1.20
Adjusted net income	$0.66	$1.24

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

Note 10 – Comprehensive Income

Comprehensive income for the periods ended June 30, 2002 and June 30, 2001 was:

	(In millions)
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001

Net income (loss)	$(2.4)	$16.3	$(8.3)	$29.7
Interest rate swap	—	—	—	(0.7)
Comprehensive income (loss)	$(2.4)	$16.3	$(8.3)	$29.0

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

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated: August 19, 2002	Vice President and Chief Financial Officer

CERTIFICATION FILED PURSUANT TO

18 U.S.C. Section 1350,

As Adopted By

Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Lone Star Technologies, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as amended by Amendment No. 1 thereto and as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned hereby certifies in his capacity as an officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted by § 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Dated: August 19, 2002