Form 10-Q
period 2002-09-30
LONE STAR TECHNOLOGIES INC
filed 2002-11-15
CIK 791348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

As of October 31, 2002, the number of shares of Common Stock outstanding at $1.00 par value per share was 28,492,644.

LONE STAR TECHNOLOGIES, INC.

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

LONE STAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Net revenues	$142.7	$168.9	$416.0	$532.7
Cost of goods sold	(141.9)	(152.6)	(401.3)	(464.2)
Gross profit	0.8	16.3	14.7	68.5
Selling, general and administrative expenses	(9.1)	(8.9)	(27.7)	(25.8)
Operating income (loss)	(8.3)	7.4	(13.0)	42.7
Interest income	0.8	1.0	2.0	2.3
Interest expense	(3.2)	(3.4)	(9.6)	(9.7)
Other income	0.6	0.2	1.7	0.9
Other expense	(0.3)	(1.2)	(0.4)	(1.6)
Income (loss) before income tax and extraordinary items	(10.4)	4.0	(19.3)	34.6
Income tax benefit (expense)	—	(0.2)	0.6	(1.1)
Income (loss) before extraordinary items	(10.4)	3.8	(18.7)	33.5
Extraordinary items	—	(0.6)	—	(0.6)
Net income (loss)	$(10.4)	$3.2	$(18.7)	$32.9

Per common share - basic:
Net income (loss) before extraordinary items	$(0.37)	$0.15	$(0.69)	$1.36
Extraordinary items	—	(0.02)	—	(0.02)
Net income (loss) available to common shareholders	$(0.37)	$0.13	$(0.69)	$1.34

Per common share - diluted:
Net income (loss) before extraordinary items	(0.37)	0.15	(0.69)	1.34
Extraordinary items	—	(0.02)	—	(0.02)
Net income (loss) available to common shareholders	$(0.37)	$0.13	$(0.69)	$1.32

Weighted average shares outstanding
Basic	28.5	25.2	27.1	24.5
Diluted	28.5	25.4	27.1	25.0

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; $ in millions)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$139.9	$106.5
Accounts receivable, net	74.9	70.3
Current inventories, net	138.2	139.4
Other current assets	7.6	8.9
Total current assets	360.6	325.1

Property, plant, and equipment, net	182.9	187.1
Goodwill, net	55.1	55.1
Prepaid acquisition costs	36.7	—
Other noncurrent assets	12.0	13.5
Total assets	$647.3	$580.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$41.7	$42.5
Accrued liabilities	30.0	23.6
Total current liabilities	71.7	66.1

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	32.2	35.5
Other noncurrent liabilities	13.0	13.9
Total liabilities	266.9	265.5

Commitments and Contingencies	—	—

Shareholders’ equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 28,532,045 and 25,201,595, respectively)	28.5	25.2
Capital surplus	352.5	272.0
Accumulated income	15.3	34.0
Treasury stock, at cost (3,370 and 313 common shares, respectively)	—	—
Accumulated other comprehensive loss	(15.9)	(15.9)
Total shareholders’ equity	380.4	315.3

Total liabilities and shareholders’ equity	$647.3	$580.8

See accompanying notes.

LONE STAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; $ in millions)

	For the Nine Months Ended September 30,
	2002	2001

Beginning cash and cash equivalents	$106.5	$26.7

Cash flows from operating activities:
Net income (loss)	(18.7)	32.9
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	16.0	17.1
Non-cash charge for stock compensation	0.7	—
Accounts receivable, net	(4.6)	(8.1)
Current inventories, net	1.2	(13.1)
Accounts payable and accrued liabilities	7.9	(4.9)
Other	(5.6)	(9.1)

Net cash (used in) provided by operating activities	(3.1)	14.8

Cash flows from investing activities:
Capital expenditures	(9.6)	(17.7)
Sale of short-term investments	—	0.1
Sale of marketable securities	—	10.4
Advance payment for acquisition	(36.7)	—

Net cash used in investing activities	(46.3)	(7.2)

Cash flows from financing activities:
Issuance of senior subordinated debt	—	150.0
Net payments under revolving credit facilities	—	(96.2)
Term note repayment	—	(40.0)
Proceeds from option exercises	—	4.3
Proceeds from equity offerings	82.8	50.8
Net cash provided by financing activities	82.8	68.9

Net increase in cash and cash equivalents	33.4	76.5

Ending cash and cash equivalents	$139.9	$103.2

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 2002, the cash flows for the nine months ended September 30, 2002 and 2001 and the results of operations for the quarter and nine months ended September 30, 2002 and 2001.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2001.  Lone Star Technologies, Inc.’s (“Lone Star”) principal operating companies are Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), and Bellville Tube Company (“Bellville”).  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  Certain reclassifications of prior period amounts have been made to conform with the current period presentation.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2001.  Lone Star uses estimates and assumptions required for preparation of the financial statements.  The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change.  However, actual results could differ from the estimates.

Note 2 – Acquisition

On October 1, 2002 Lone Star purchased the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc., collectively (“Wheeling”), in cash for a base purchase price of $21.2 million plus an additional estimated $16.9 million for net working capital.  Wheeling’s net working capital was estimated at the closing and is expected to be adjusted on an actual, post-closing basis during fourth quarter 2002.  The majority portion of the cash purchase price was wired to Wheeling on September 30, 2002, however, the purchase was not effective until October 1, 2002.  The acquisition of Wheeling will be accounted for under the purchase method of accounting.

The accompanying consolidated balance sheet reflects a $36.7 million prepaid deposit for the acquisition.  The actual purchase price allocation will be recorded on October 1, 2002.

The unaudited proforma results below assume the acquisition occurred at the beginning of the period presented (in millions, except per share amounts):

	Proforma (unaudited)
	Nine Months Ended September 30,
	2002	2001

Net sales	$429.5	$553.8
Net income (loss)	(17.2)	37.8
Basic income (loss) per share	(0.63)	1.54
Diluted income (loss) per share	(0.63)	1.51

The above proforma results include adjustments to eliminate sales between Wheeling and Lone Star and give effect to depreciation, interest income and expense and other purchase accounting adjustments.  The proforma results are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.  Lone Star has not yet determined the final allocation of the purchase price and, accordingly, the amounts shown may differ from the amounts ultimately determined; however, that allocation is not expected to differ materially from the preliminary allocation.

Note 3 – Adoption of New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.”  SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets.  Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment.  The first step of the impairment test identifies any potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of the impairment loss, if any.  Lone Star has three reporting units.  Lone Star completed the first step of the transitional goodwill impairment test for its reporting units on June 1, 2002.  The amounts used in the transitional impairment tests were measured as of January 1, 2002, the date of Lone Star’s adoption of SFAS No. 142.  The impairment tests included an assessment of the reporting units’ expected cash flows, the recent purchase price paid for other entities within these industries, and other factors.  The carrying amounts of the reporting units were not considered impaired.  Lone Star will perform an impairment test on an annual basis and intends to use December 1 of each year as the measurement date.

Amortization expense for the quarter and nine months ended September 30, 2002 was $0.1 million and $0.2 million respectively, which represented amortization relating to identified intangible assets still required to be amortized under SFAS No. 142.  Intangible amortization expense relating to these identified intangibles will be $0.25 million for each of the years ending December 31, 2002, 2003, and 2004 and zero thereafter.

Goodwill and intangible assets with finite lives as of December 31, 2001 and September 30, 2002 are summarized in the following table:

	($ in millions)
	December 31, 2001			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Goodwill	$59.9	$(4.8)	$55.1	$59.9	$(4.8)	$55.1

Intangible assets with finite lives:
Contracts	1.6	(0.9)	$0.7	1.6	(1.1)	$0.5

Total	$61.5	$(5.7)	$55.8	$61.5	$(5.9)	$55.6

In accordance with SFAS No. 142 the financial statements for the prior year’s quarters have not been restated.  A proforma reconciliation of net income as if SFAS No. 142 had been adopted for the quarter and nine months ended September 30, 2001 is presented below.

	($ in millions, except per share data)
	Quarter Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported net income	$3.2	$32.9

Add back: Goodwill amortization	0.6	1.6

Adjusted net income	$3.8	$34.5

Basic net income per share:
Reported net income	$0.13	$1.34
Adjusted net income	$0.15	$1.41

Diluted net income per share:
Reported net income	$0.13	$1.32
Adjusted net income	$0.15	$1.38

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”   SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” however, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for segments of a business to be disposed of.  Lone Star adopted SFAS No. 144 on January 1, 2002.  The adoption of SFAS No. 144 did not have a material effect on Lone Star’s financial position or results of operations.

Note 4 – Business Segments Data

	(in millions)		(in millions)
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Oilfield
Net revenues	$83.0	$102.3	$245.6	$336.8
Operating income (loss)	(2.5)	7.6	(0.8)	39.2
Identifiable assets	229.7	202.5	229.7	202.5
Capital expenditures	2.0	2.7	5.2	9.0
Depreciation and amortization	3.4	3.2	8.2	9.0

Specialty tubing
Net revenues	$40.5	$51.6	$123.9	$145.9
Operating income (loss)	(5.2)	1.9	(7.5)	9.6
Identifiable assets	205.1	136.0	205.1	136.0
Capital expenditures	1.7	2.7	4.3	7.8
Depreciation and amortization	2.3	2.4	6.7	7.2

Flat rolled steel and other
Net revenues	$19.2	$15.0	$46.5	$50.0
Operating income (loss)	0.8	(1.1)	(1.0)	(3.0)
Identifiable assets	27.4	16.6	27.4	16.6
Capital expenditures	—	0.3	0.1	0.7
Depreciation and amortization	(0.4)	0.1	1.1	0.8

Corporate and other nonsegments
Operating loss	$(1.4)	$(1.0)	$(3.7)	$(3.1)
Identifiable assets	185.1	257.5	185.1	257.5
Capital expenditures	—	—	—	0.2
Depreciation and amortization	—	—	—	0.1

Consolidated totals
Net revenues	$142.7	$168.9	$416.0	$532.7
Operating income (loss)	(8.3)	7.4	(13.0)	42.7
Identifiable assets	647.3	612.6	647.3	612.6
Capital expenditures	3.7	5.7	9.6	17.7
Depreciation and amortization	5.3	5.7	16.0	17.1

Note 5 – Debt

In October 2001, Lone Star and its domestic subsidiaries entered into a three-year $100 million senior secured credit facility.  Borrowings from this facility can be used for general corporate purposes.  Under this credit facility, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was $99.3 million at September 30, 2002.  Substantially all of Lone Star’s assets, other than real estate, secure this loan.  At Lone Star’s option, the interest rate is the prime lending rate or the LIBOR plus an applicable additional interest percentage.  At September 30, 2002 and December 31, 2001, no amount was outstanding under this credit facility.

In August 2001, a credit facility at Fintube was extinguished and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, an interest rate swap agreement related to the Fintube credit facility was terminated in 2001.  The settlement of the interest rate swap resulted in a $0.8 million charge included in other expense.

Occasionally, Steel engages in slab consignment and sales agreements with third parties.  Under these agreements, Steel arranges for third parties to purchase slabs from vendors that manufacture the slabs and the third party consigns the slab inventory to Steel.  Steel is then required to purchase the slab inventory based on usage within specified time periods.  These inventory financing transactions have been accounted for as product financing arrangements.  Slabs financed under these arrangements have been recorded as inventory by Steel.  At September 30, 2002, no obligation was outstanding under these arrangements.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due June 1, 2011 to qualified institutional buyers.  Interest on the outstanding senior subordinated notes accrue at a rate of 9.0% per year, payable semi-annually in arrears on each June 1 and December 1, effective December 1, 2001.  Lone Star used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, slab consignment obligations, and for general corporate purposes.  The notes are fully and unconditionally guaranteed by each of the current and future domestic restricted subsidiaries of Lone Star.  The fair value of the notes based on quoted market prices was $131.4 million at September 30, 2002.  The following condensed consolidating financial statements of Lone Star and its subsidiaries are presented for the periods in which nonguarantors of these notes were part of the consolidated financial statements.  The information for Lone Star is presented in the “Parent Company” column.  The nonguarantors are insignificant to the overall financial statements and are therefore included in the “Subsidiaries” column.

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(unaudited; $ in millions)

	September 30, 2002
	Parent Company	Subsidiaries	Eliminations	Consolidated

Assets:
Current Assets
Cash and cash equivalents	$138.4	$1.5	$—	$139.9
Accounts receivable, net	3.3	74.9	(3.3)	74.9
Current inventories, net	—	138.2	—	138.2
Other current assets	1.4	6.2	—	7.6
Total current assets	143.1	220.8	(3.3)	360.6

Investment in subsidiaries	170.9	—	(170.9)	—
Property, plant and equipment	0.3	182.6	—	182.9
Goodwill, net	3.5	51.6	—	55.1
Prepaid acquisition costs	36.7	—	—	36.7
Other noncurrent assets	184.4	6.6	(179.0)	12.0
Total assets	$538.9	$461.6	$(353.2)	$647.3

Current Liabilities:
Accounts payable	$1.4	$43.6	$(3.3)	$41.7
Accrued liabilities	5.2	24.8	—	30.0
Total current liabilities	6.6	68.4	(3.3)	71.7

Senior subordinated debt	150.0	—	—	150.0
Post-retirement benefit obligations	—	32.2	—	32.2
Other noncurrent liabilities	1.9	190.1	(179.0)	13.0
Total liabilities	158.5	290.7	(182.3)	266.9
Total shareholders’ equity	380.4	170.9	(170.9)	380.4
Total liabilities & equity	$538.9	$461.6	$(353.2)	$647.3

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATING INCOME STATEMENT

(unaudited; $ in millions)

	For the Nine Months Ended September 30, 2002
	Parent Company	Subsidiaries	Eliminations	Consolidated

Net Revenues	$—	$424.9	$(8.9)	$416.0
Cost of Goods Sold	—	(410.2)	8.9	(401.3)
Gross profit	—	14.7	—	14.7
Selling, General and Administrative expenses	(3.7)	(24.0)	—	(27.7)
Equity in subsidiaries’ income	(18.5)	—	18.5	—
Operating loss	(22.2)	(9.3)	18.5	(13.0)
Interest expense, net	3.1	(10.7)	—	(7.6)
Other	0.4	0.9	—	1.3
Income tax benefit	—	0.6	—	0.6
Net loss	$(18.7)	$(18.5)	$18.5	$(18.7)

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATING CASH FLOW STATEMENT
(unaudited; $ in millions)

	For the Nine Months Ended September 30, 2002
	Parent Company	Subsidiaries	Eliminations	Consolidated
Cash from Operating Activities:
Net loss	$(18.7)	$(18.5)	$18.5	$(18.7)
Undistributed equity in subsidiaries’ income	18.5	—	(18.5)	—
Changes in working capital, and other	(13.1)	28.7	—	15.6
Net cash provided by (used in) operating activities	(13.3)	10.2	—	(3.1)
Net cash used in investing activities:	(36.7)	(9.6)	—	(46.3)
Net cash provided by financing activities:	82.8	—	—	82.8
Net change in cash	32.8	0.6	—	33.4
Net cash beginning balance	105.6	0.9	—	106.5
Net cash ending balance	$138.4	$1.5	$—	$139.9

Note 6 - Equity and Earnings (Loss) Per Share

On May 2, 2001, Lone Star sold 1.2 million shares of common stock under a previously filed universal shelf registration statement.  The proceeds to Lone Star were $50.8 million.  Proceeds of the sale were used to extinguish debt associated with credit facilities at Steel and Fintube and for general corporate purposes.

On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf registration statement.  Proceeds to Lone Star were $82.8 million.  Lone Star intends to use the remaining net proceeds from this sale to acquire other complementary businesses such as Wheeling (see Note 2) or to make compatible asset investments and provide funds for working capital and other general corporate purposes.

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  The numbers of shares used to compute basic earnings per share for the quarter ended September 30, 2002 and 2001, were 28.5 million and 25.2 million, respectively, and for the nine months ended September 30, 2002 and 2001, were 27.1 million and 24.5 million, respectively.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities from common stock equivalents.  Lone Star’s common stock equivalents are common stock options.  Lone Star had a net loss for the quarter and the nine months ended September 30, 2002 and the effect of including common stock equivalents in earnings per share would have been anti-dilutive.  Common stock equivalents were 0.1 million and 0.2 million shares of common stock outstanding during the quarter and nine months ended September 30, 2002, respectively.  Dilutive securities equivalent to 0.2 million and 0.5 million shares of common stock were outstanding during the quarter and nine months ended September 30, 2001, respectively.

Note 7 - Inventories

Inventories are stated at the lower of cost (principally last in, first out (“LIFO”)) or market value and include raw materials, labor and overhead.  At September 30, 2002, inventories totaled $173.9 million before LIFO reserves and were composed of: finished goods,  $45.5 million; work in process, $52.9 million; and raw materials and supplies, $75.5 million.  Net of LIFO reserves of $31.4 million, inventories were $142.5 million, of which $4.3 million (consisting of supplies and spare parts) were classified as noncurrent assets.  At December 31, 2001, inventories totaled $165.6 million before LIFO reserves and were composed of finished goods, $42.2 million; work in process, $47.2 million; and raw materials and supplies, $76.2 million.  Net of LIFO reserves of $21.2 million, inventories were $144.4 million, of which $5.0 million (consisting of supplies and spare parts) were classified as noncurrent assets.

Note 8 - Commitments and Contingencies

Lone Star has various commitments for the purchase of raw materials, certain tubular goods, supplies, services, and energy arising in the ordinary course of business.  The majority of these commitments are for a period of less than one year.

On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Products Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  Lone Star is confident that it has fully performed all of its obligations under the agreement, and it is contesting the lawsuit vigorously.  As permitted by the court in this lawsuit, Lone Star will amend its answer to assert its counterclaim for alleged breach of the agreement by Cargill.

During the last three years, Steel has been named as one of a number of defendants in twenty-six lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  Of the twenty-six lawsuits, five have been settled or are pending settlement for less than $20,000 in the aggregate and seven have been dismissed or are pending dismissal.  Steel has not manufactured or distributed any products containing asbestos.  Some or all of these claims may not be covered by its insurance.  Steel has accrued for its estimated exposure to known claims, but does not know the extent to which future claims may be filed.

Lone Star’s operations are subject to foreign, federal, state, provincial and local environmental laws and regulations concerning, among other things, waste materials, wastewater disposal and air emissions.  Lone Star believes that its subsidiaries are currently in material compliance with all applicable environmental laws and regulations.

Note 9 - Income Taxes

Lone Star had federal tax net operating loss carryforwards of approximately $251 million at September 30, 2002, a portion of which may be related to American Federal Bank (AFB), a previous subsidiary of Lone Star, and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits.  If not utilized, the net operating losses will expire between years 2003 and 2019.

Note 10 - Comprehensive Income

Comprehensive income for the periods ended September 30, 2002 and September 30, 2001 was:

	(In millions)
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss)	$(10.4)	$3.2	$(18.7)	$32.9
Interest rate swap	—	0.8	—	0.8
Comprehensive income (loss)	$(10.4)	$4.0	$(18.7)	$33.7

There was no change in Lone Star’s accumulated other comprehensive loss during the quarter ended September 30, 2002.

Note 11 - New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset’s useful life.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Lone Star has not yet determined the impact that SFAS No. 143 will have on its financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement requires, among other things, that gains and losses on the early extinguishments of debt be classified as extraordinary only if they meet the criteria for extraordinary treatment set forth in APB Opinion No. 30.  The provisions of this statement related to classification of gains and losses on the early extinguishments of debt are effective for fiscal years beginning after May 15, 2002.  Lone Star has not yet determined the impact that SFAS No. 145 will have on its financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  It requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The provisions of the new statement are effective for exit or disposal activities that are initiated after December 31, 2002.  Lone Star does not expect SFAS No. 146 to have a significant impact on the consolidated financial statements.

Note 12- Subsequent Event - Universal Shelf Registration Statement and Common Stock Purchase Authorization

On October 16, 2002, Lone Star filed a universal shelf registration statement to sell from time to time up to a total of $136.0 million of debt securities, preferred stock, common stock, depository shares and warrants.  Once this registration statement is effective, Lone Star will have an aggregate of approximately $250.0 million of registered securities under the new registration statement and the previously filed universal shelf registration statement.  Also, on October 16, 2002, Lone Star’s Board of Directors authorized the open-market purchase of Lone Star’s common stock from time to time for a total investment not to exceed $10.0 million.

ITEM 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star believes it is the leading domestic manufacturer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells.  Lone Star is also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. Lone Star also markets oil country tubular goods and line pipe produced by other companies through exclusive arrangements.  In addition, Lone Star believes it is a leading manufacturer of specialty tubing products used in power technology, automotive, construction, agricultural and industrial applications.  In 2000, Lone Star acquired the assets of Fintube Technologies, Inc. (“Fintube”), the largest specialty tubing manufacturer of heat recovery finned tubes, which are used in various power technology markets, including the construction of gas–fired, combined-cycle electrical power generation plants.  In 2000, Lone Star also completed an acquisition of the assets of Bellville Tube Corporation (“Bellville”), a manufacturer of casing, tubing and line pipe for the oil and gas industry.  On October 1, 2002, Lone Star acquired the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively “Wheeling”), one of the largest domestic suppliers of couplings used to connect individual sections of oilfield casing and tubing.

Demand for oilfield products depends primarily upon the number of oil and natural gas wells being drilled, completed and re-worked at any given time and the depth and drilling conditions of these wells.  The level of these activities depends primarily on expectations as to future prices for natural gas and oil.  Natural gas and oil prices are subject to significant fluctuations in response to even relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond Lone Star’s control.  Therefore, no assurance can be given regarding the extent of future demand for Lone Star’s oilfield products.

Drilling activity decreased steadily throughout the second half of 2001 and through the first quarter of 2002.  Although the average rig count for the second quarter of 2002 was slightly lower than that of the first quarter of 2002, it did increase by approximately 100 active rigs from the low at the beginning of April of 738 rigs according to Baker Hughes.  After increasing by approximately 100 active rigs in April, the domestic rig count remained flat through third quarter 2002 at approximately 850 active rigs.  Demand for oilfield products is likely to remain weak until the expectation of higher oil and gas prices results in an increase in the number of active drilling rigs, which may not occur in the near term.  Demand for finned tubular products is affected by the level of domestic and foreign demand for power generation as well as by domestic and foreign competition.  Demand for finned tubular products was down in the fourth quarter of 2001 and through the third quarter of 2002 as a result of curtailed and cancelled power plant construction projects.  Further curtailments and cancellations of new power plant construction projects are likely in the near term and demand is expected to continue to be down through the next 12 to 18 months.

On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf  registration statement.  Proceeds to Lone Star were $82.8 million.  Lone Star intends to use the remaining net proceeds from this sale to acquire other complementary businesses such as Wheeling or to make compatible asset investments and provide funds for working capital and other general corporate purposes.

Assuming the sale of common shares occurred on January 1, 2002 basic and diluted loss per share on a proforma basis would have been $0.66 per share and the weighted average shares outstanding would have been 28.5 million shares for the nine months ended September 30, 2002.

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

RESULTS OF OPERATIONS

Consolidated revenues reported in the consolidated statements of operations are as follows:

	($ in millions)				($ in millions)
	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2002		2001		2002		2001
	$	%	$	%	$	%	$	%
Oilfield products	83.0	58	102.3	61	245.6	59	336.8	63
Specialty tubing products	40.5	28	51.6	30	123.9	30	145.9	28
Flat rolled steel and other products	19.2	14	15.0	9	46.5	11	50.0	9
Consolidated net revenues	142.7	100	168.9	100	416.0	100	532.7	100

Shipments of products are as follows:

	(in tons)				(in tons)
	For Quarter Ended September 30				For the Nine Months Ended September 30
	2002	%	2001	%	2002	%	2001	%
Oilfield Products	117,600	57	147,300	64	371,100	61	482,600	66
Specialty tubing products	35,200	17	43,400	19	101,800	17	120,700	16
Flat rolled steel and other products	54,000	26	39,500	17	131,400	22	130,100	18
Total shipments	206,800	100	230,200	100	604,300	100	733,400	100

Revenues of $142.7 million for the quarter ended September 30, 2002 decreased 16% when compared to the third quarter of 2001, due to reduced revenues from oilfield and specialty tubing products.  Oilfield product revenues declined 19% to $83.0 million in the third quarter of 2002 from $102.3 million in the third quarter of 2001.  The decrease in oilfield product revenues was primarily due to 20% lower shipment volumes which included 42% drop in shipments of line pipe due to the discontinuation of U.S. Steel alliance agreement.  The contribution to net income from this alliance was insignificant in all periods.

Oilfield products average prices in the third quarter of 2002 were 2% higher than the same period of 2001 primarily due to product mix.  Line pipe products in the mix of total oilfield products were 27% of oilfield products tonnage shipped in the third quarter of 2002 compared to 37% in the same period of 2001.  Demand for oilfield products was down due to reduced drilling activity as the average active rig count in the third quarter of 2002 was 31% lower than the same 2001 quarter.

Specialty tubing product revenues were down 22% from the same period in 2001 as shipment volumes decreased 19% as compared to the third quarter of 2001.  Decreases in revenues and shipments were primarily due to reduced demand for finned tubing and related heat recovery products as a result of delays and cancellations in power plant construction projects.  This was partially offset by increased revenues from precision mechanical tubulars, due to continued improved demand from industrial users and a small gain in market share.

Flat rolled steel and other tubular revenues were up 28% compared to the same period in 2001 on 37% higher shipment volumes due to continued improvements in U.S. steel markets, partially offset by 6% lower average prices.   Lower average prices were due to the sale of excess steel coils at Fintube and a higher mix of lower priced products in this segment.

The gross profit for the quarter and nine months ended September 30, 2002 was $0.8 million and $14.7 million, respectively, compared to $16.3 million and $68.5 million for the same 2001 periods.  The operating loss for the quarter and nine months ended September 30, 2002 was $8.3 million and $13.0 million, respectively, compared to operating income of $7.4 million and $42.7 million in the same 2001 periods, respectively.  The reduced gross profit and operating loss for the quarter and nine months ended September 30, 2002 were lower than the same periods of 2001, primarily due to higher unit costs associated with decreased production volumes and reduced overall revenues from all products.  For the quarter ended September 30, 2002, steel costs used to manufacture Steel’s products were up approximately 20% from the previous three quarters.  These higher steel costs contributed to a significant reduction in gross margins and significant operating losses in the third quarter of 2002.  Significant changes in steel costs are not expected in the near term.

Selling, general and administrative expenses for the quarter and nine months ended September 30, 2002, were $9.1 million and $27.7 million, respectively, compared to $8.9 million and $25.8 million for the same 2001 periods.  Higher selling, general and administrative expenses were due in part to severance costs associated with reduced employment levels in the first nine months of 2002, nearly all of which was paid.  The increase in selling, general and administrative expenses was offset by a reduction in amortization expense as a result of the adoption of SFAS No. 142.  If SFAS No. 142 had been adopted for the quarter and the nine months ended September 30, 2001, selling, general and administrative expenses would have been $8.3 million and $24.2 million, respectively.

The net loss of $10.4 million and $18.7 million, or $0.37 and $0.69 per diluted share, for the quarter and nine months ended September 30, 2002, respectively, compared to the net income of $3.2 million and $32.9 million, or $0.13 and $1.32 per diluted share, for the same 2001 periods, respectively, were the result of increased unit manufacturing costs associated with decreased production volumes and revenues in all products.

FINANCIAL CONDITION AND LIQUIDITY

At September 30, 2002 Lone Star had no direct business operations other than Steel, Fintube, and Bellville or significant sources of cash other than from investments or the sale of securities.  Steel, Fintube and Bellville pay Lone Star an annual overhead fee of approximately $1.5 million, $1.0 million and $0.2 million, respectively.

Steel, Fintube, and Bellville require capital primarily to fund general working capital needs and capital expenditures.  Principal sources of funds include cash generated by operations and borrowings from Lone Star.

Cash provided by operating activities were ($3.1) million and $14.8 million for the nine months ended September 30, 2002 and 2001, respectively.  More cash was used in operating activities in the first nine months of 2002 compared to the same period of 2001 principally due to the loss from operations of $18.7 million in the first nine months of 2002 compared to net income of $32.9 million in the 2001 period, offset by lower payments of accounts payable and inventories.

Cash used in investing activities was $46.3 million and $7.2 million for the nine months ended September 30, 2002 and 2001, respectively.  Cash used in investing activities was primarily for the prepayment of Wheeling acquisition offset by lower capital expenditures.

Cash provided by financing activities was $82.8 million and $68.9 million for the nine months ended September 30, 2002 and 2001, respectively.  Cash provided by financing activities in the 2002 periods was primarily attributable to the issuance of stock discussed below.  Cash provided by financing activities in the 2001 periods was primarily attributable to the issuance of stock and senior subordinated notes discussed below.

On May 2, 2001, Lone Star sold 1.2 million shares of common stock under a previously filed universal shelf registration statement.  The proceeds to us were $50.8 million.  Proceeds of the sale were used to extinguish debt associated with credit facilities at our subsidiaries, Steel and Fintube, and for general corporate purposes.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due June 1, 2011 to qualified institutional buyers.  Interest on the outstanding senior subordinated notes will accrue at a rate of 9.0% per year, payable semi-annually in arrears on each June 1 and December 1, effective December 1, 2001.  Lone Star used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, slab consignment obligations and for general corporate purposes.  The notes are fully and unconditionally guaranteed by each of Lone Star’s current and future domestic restricted subsidiaries.

In 2000, Steel had a credit facility consisting of a three-year $120.0 million revolving line of credit and a three-year $10.0 million term loan.  Under this revolving credit facility, Steel could borrow an amount based on a percentage of eligible accounts receivable and inventories, reduced by outstanding letters of credit.  Steel’s credit facility was amended and restated as a part of the new facility Lone Star entered into in October 2001.

In October 2001, Lone Star and its domestic subsidiaries entered into a three-year $100 million senior secured credit facility.  Borrowings from this facility can be used for general corporate purposes.  Under this credit facility, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was $99.3 million at September 30, 2002.  Substantially all of Lone Star’s assets, other than real estate, secure this loan.  At Lone Star’s option, the interest rate is the prime lending rate or LIBOR plus in each case an applicable additional interest percentage.  At September 30, 2002, no amount was outstanding under this credit facility.

In August 2001, a credit facility at Fintube was extinguished and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item.  In addition, an interest rate swap agreement related to the Fintube credit facility was terminated in 2001.  The settlement of the interest rate swap resulted in a $0.8 million charge included in other expenses.

On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf registration statement.  Proceeds to Lone Star were $82.8 million.  Lone Star intends to use the remaining net proceeds from this sale to acquire other complementary businesses such as Wheeling or to make compatible asset investments and provide funds for working capital and other general corporate purposes.

On October 16, 2002, Lone Star filed a universal shelf registration statement to sell from time to time up to a total of $136.0 million of debt securities, preferred stock, common stock, depository shares and warrants.  Once this registration statement is effective, Lone Star will have an aggregate of approximately $250.0 million of registered securities available, including a previously filed universal shelf registration statement.  Also, on October 16, 2002, Lone Star’s Board of Directors authorized the open-market purchase of Lone Star’s common stock from time to time for a total investment not to exceed $10.0 million.

Lone Star’s operations are subject to numerous environmental laws.  The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.  Lone Star believes that these environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

Lone Star believes that funds generated by operations, the cash position of $139.9 million and borrowing capacity under its revolving credit facility will provide the liquidity necessary to fund cash requirements for the remainder of 2002.

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

ITEM 3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lone Star and its subsidiaries do not invest in commodities or foreign currencies.  Generally, Lone Star’s investments in cash equivalents are held to maturity.  Therefore, interest rate risk is not considered to be material.

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk.  There were no borrowings outstanding at September 30, 2002.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency.  Any gains or losses from currency translation have not been material and Lone Star does not hedge its foreign currency exposure.

ITEM 4.                                   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Lone Star’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in Lone Star’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 6.                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

2.1

Asset Purchase Agreement, dated September 9, 2002, among Lone Star, Wheeling Acquisition Corporation (a wholly-owned subsidiary of Lone Star), Wheeling and Nassau Holding Corporation, as Owner of Wheeling (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star dated September 30, 2002 and filed on October 7, 2002).

2.2

Amendment to Asset Purchase Agreement, dated September 30, 2002, among Lone Star, Wheeling Acquisition Corporation (a wholly-owned subsidiary of Lone Star), Wheeling and Nassau Holding Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K of Lone Star dated September 30, 2002 and filed on October 7, 2002).

	10.33	Third Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (Exhibit 10.30 to Form 10-K for the year ended December 31, 2001).
	10.34	Fourth Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (Exhibit 10.30 to Form 10-K for the year ended December 31, 2001).

(b)	Reports on Form 8-K:

A Report on Form 8-K dated June 6, 2002 was filed on June 10, 2002 disclosing that Lone Star had changed its independent public accountants from Arthur Andersen LLP to Deloitte & Touche LLP for 2002.

A Report on Form 8-K dated July 24, 2002 was filed on July 24, 2002 containing Regulation FD disclosure regarding planned presentations to investors.

A Report on Form 8-K dated August 21, 2002 was filed on August 20, 2002 containing Regulation FD disclosure regarding planned presentations to investors.

A Report on Form 8-K dated September 9, 2002 was filed on September 10, 2002 disclosing that Lone Star had entered into a definitive agreement with Wheeling to acquire Wheeling’s production assets and working capital.

A Report on Form 8-K dated September 17, 2002 was filed on September 18, 2002 disclosing information relating to Lone Star’s earnings expectations for the third quarter of 2002.

A Report on Form 8-K dated September 30, 2002 was filed on October 1, 2002 disclosing that Lone Star had completed its acquisition of Wheeling.

A Report on Form 8-K dated October 2, 2002 was filed on October 2, 2002 containing Regulation FD disclosure regarding planned presentations to investors.

A Report on Form 8-K dated September 30, 2002 was filed on October 7, 2002 disclosing information relating to Lone Star’s acquisition of Wheeling.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Date: November 14, 2002	Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rhys J. Best, Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lone Star Technologies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Rhys J. Best
Rhys J. Best
Chief Executive Officer

Date: November 14, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles J. Keszler, Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lone Star Technologies, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles J. Keszler
Charles J. Keszler
Chief Financial Officer

Date: November 14, 2002

CERTIFICATION FILED PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Lone Star Technologies, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission (the “Report”), each of the undersigned hereby certifies in his capacity as an officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted by § 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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

Date: November 14, 2002