Form 10-K
period 2002-12-31
LONE STAR TECHNOLOGIES INC
filed 2003-03-25
CIK 791348

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NUMBER 1-12881

LONE STAR TECHNOLOGIES, INC.
(A DELAWARE CORPORATION)

15660 N. DALLAS PARKWAY, SUITE 500
DALLAS, TEXAS 75248
(972) 770-6401

I.R.S. EMPLOYER IDENTIFICATION NUMBER: 75-2085454

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of common stock on June 28, 2002 held by nonaffiliates of the registrant was approximately $653.3 million, based on the closing price of the common stock on the New York Stock Exchange.

        As of February 14, 2003, the number of shares of common stock outstanding was 28,376,628.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of registrant's Proxy Statement for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

GENERAL

        Lone Star Technologies, Inc., a Delaware corporation, is a leading domestic manufacturer and marketer of premium welded "oil country tubular goods", or "OCTG" which are steel tubular products used in the completion and production of oil and natural gas wells. We are a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, we are a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural and power technology applications. We also market oil country tubular goods and line pipe produced by other companies through exclusive arrangements. Lone Star began producing and marketing oil country tubular goods and other tubular products nearly 50 years ago. As used in this report, the terms "we," "us", "our" and "Lone Star" refer to Lone Star Technologies, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

        In January 2000, we acquired the assets of Fintube Limited Partnership, the largest domestic specialty tubing manufacturer of heat recovery finned tubulars, which are used in various applications including fuel economizers, petrochemical plants, refineries and combined-cycle electrical power generation. Also in 2000, we completed the acquisition of the assets of Bellville Tube Corporation ("Bellville"), a manufacturer of casing, tubing and line pipe for the oil and gas industry. On October 1, 2002, we acquired the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, "Wheeling"), one of the largest domestic suppliers of couplings used to connect individual sections of oilfield casing and tubing.

OUR STRATEGY

        Our goal is to be the leading provider of both oilfield tubular products and specialty tubing products and to increase our market presence in order to benefit from favorable market conditions. The key elements of our strategy to achieve commercial leadership and operational excellence are:

        Achieving increased production, greater productivity and penetration into new markets through capital investment and commercial alliances expansion.    We constantly seek to improve our production efficiency by upgrading our manufacturing technologies. By becoming more efficient, we will be able to continue offering our products at attractive prices to an increasing number of customers. Through our exclusive commercial alliances with several mills, we have been able to outsource production of specific types of oil country tubular goods, line pipe and specialty tubing, enabling us to concentrate our capital expenditures and manufacturing expertise on our premium products and new technologies. Expanding these alliances will enable us both to offer a wider variety of tubular products to our customers and to increase our production of premium products.

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

        Growing through strategic acquisitions.    Our acquisitions of Fintube, Bellville and Wheeling enabled us to increase our production capacity and expand the selection of products we offer and the markets we serve at a cost significantly less than that required to develop these operations on our own. In 2002, we successfully integrated Wheeling into our product mix to provide Lone Star both an internal supplier and a reseller of OCTG couplings. We will continue to pursue strategic acquisitions that we believe to be beneficial to our business.

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

        Demand for oil country tubular goods depends primarily on the number of oil and natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells. The level of these activities depends primarily on natural gas and oil prices and industry expectations of future prices. A key indicator of domestic demand is the average number of drilling rigs operating in the United States. According to the Baker Hughes rig count, the most commonly cited indicator of the level of domestic drilling activity, the average United States rig count was 830 in 2002 compared to 1,156 and 918 in 2001 and 2000, respectively. The pickup in drilling activity that was expected to occur in the latter half of 2002 did not materialize. In addition, although oil and gas prices generally increased during the year, domestic drilling activity did not respond in-kind due principally to geopolitical instabilities. At year-end, 862 rigs were working, of which 84% were drilling for natural gas. The decrease in average drilling activity during 2002 resulted in less demand for our oilfield products.

        The oil country tubular goods market is also affected by the level of inventories maintained by manufacturers, distributors, threading companies and end users. During downturns in drilling activity, customers typically utilize the inventory of these products rather than purchase new products, causing demand for new production to further decrease, which happened throughout 2002. Conversely, in periods of increased drilling activity, increases in oil country tubular goods inventory levels by distributors and end users typically occur, accelerating demand for new production.

        The amount of imported oilfield products also affects the oil country tubular goods market. Imported oil country tubular goods accounted for approximately 31% of the apparent supply available to the domestic oil country tubular goods market during 2002, and 37% during 2001. Protective tariffs on several foreign countries were imposed in 1995. These trade tariffs, which were intended to promote an equitable trade environment, were extended for another five years during 2001. In June 2000, the United States government completed sunset reviews or orders covering Argentina, Italy, Japan, Korea and Mexico in June 2001 and kept those orders in place, the orders remain subject to future sunset reviews beginning in 2005, and to annual reviews by the Department of Commerce. The affirmative sunset review determinations have been appealed to the Court of International Trade, and Argentina has appealed to the World Trade Organization. If those orders are revoked in full or in part or the duty rates are lowered, we could be exposed to increased competition from imports that could decrease our sales and profits, or increase our losses. In the case of line pipe, a successful Section 201 case implemented in March 2000 restricting imports of API ERW in sizes up to 16-inch in diameter expired March 1, 2003.

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

        Carbon and alloy grades of oil country tubular goods are available from both electric resistance welded ("ERW") and seamless tube producers. Electric resistance welded tubes are produced by processing flat rolled steel into strips which are cold-formed, welded, full-body normalized or seam-annealed and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into tubes and then end finishing those tubes into oil country tubular goods in a manner similar to electric resistance welded pipe.

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

        Couplings are used to connect individual sections of oilfield casing and tubing. We manufacture a full product size range of high quality couplings including both standard oilfield American Petroleum Institute ("API") grades as well as premium connections. The market for couplings is dependent on the same factors that impact the oil country tubular goods market.

        Specialty Tubing Products.    The specialty tubing business includes the manufacture, marketing and sale of a broad variety of steel tubing products, including premium and custom-made products. Applications for specialty tubular products include precision mechanical tubular products for automotive, fluid power and other markets for various mechanical applications and finned tubular products for heat recovery applications.

        The demand for precision mechanical tubulars and other specialty tubing used for automotive, fluid power and other mechanical applications is cyclical and dependent on the general economy, the automotive and construction industries, product inventory levels and other factors affecting domestic goods activity. Demand for precision mechanical tubulars within the traditional markets was down significantly in 2001 as a result of the recession experienced in the United States during the calendar year. Only the strong demand from the automotive sector kept demand for precision mechanical tubulars for 2002 on par with 2001. As occurred in 2001, the continuing decline in the economy resulted in further decreased demand for precision mechanical tubing during the fourth quarter of 2002. Demand for mechanical tubing is not expected to increase until general domestic economic conditions improve.

        Demand for finned tubular products depends on, among other factors, combined-cycle electrical power plant construction, and the cost of alternative fuels for power generation and, to a lesser extent, on industrial processing plant and petrochemical plant construction. Demand slowed considerably in 2002 for these products as construction of new power plants was curtailed due to lower energy demand attributable to the slowdown in the general economy and constraints on capital to fund the construction projects. Power plant construction curtailments and cancellations are expected to continue during 2003.

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

OUR OILFIELD PRODUCTS

        Products.    We manufacture and market premium oil country tubular goods. Our oil country tubular goods include casing and production tubing but not drill pipe. We also manufacture and market line pipe and couplings.

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

        Casing, which historically represents about 83% of the oil country tubular goods tonnage sold by us, is the structural retainer wall in oil and natural gas wellbores. It also serves to prevent pollution of nearby water reservoirs and contamination of a well's production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and natural gas to the surface. We offer the widest grades and ranges of outside diameters in casing (3 1/2" to 20") and tubing (1.9" to 3 1/2") produced in the United States, including products that have been successfully used in wells with depths of over 30,000 feet.

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

        Critical applications, such as deep natural gas wells and offshore wells, require high-performance casing and tubing that can withstand enormous pressure as measured by burst strength, collapse strength and yield strength. Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. In our electric resistance welded, full-body normalized manufacturing process, which meets and exceeds API standards, we heat treat the entire tube and not just the weld area. This process strengthens the entire tube and makes our premium casing, tubing and line pipe interchangeable with seamless tubulars for nearly all critical applications. Typically, approximately 45% to 60% of our annual oil country tubular goods tonnage consists of premium, high-strength tubular products. Because of higher levels of deeper drilling, particularly for natural gas, 66% of our oil country tubular goods revenues during both 2002 and 2001 were from high-strength alloy grade products compared to 57% in 2000.

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

Couplings

        With the acquisition of Wheeling in the fourth quarter 2002, we now have the ability to provide a full range of coupling products used to connect individual sections of oilfield casing and production tubing from 2 3/8" to 20", including premium grades and premium threads. The demand for coupling products is correlative to demand for our OCTG products. Prior to its acquisition by Lone Star, Wheeling had a multi-year partnering arrangement with Lone Star Steel Company ("Steel") to provide 100% of Steel's coupling requirements. In addition to Steel, which comprised approximately 47% of Wheeling's 2002 sales, other key customers with whom Wheeling maintains distribution arrangements include U.S. Steel and V&M Star.

        Sales and Distribution.    Our domestic oil country tubular goods sales distribution network consists of 14 non-exclusive distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. We also sell line pipe through distributors and directly to end-users. Internationally, oil country tubular goods are sold through distributors and trading companies as well as directly to end-users. Approximately 3% of the tonnage of oil country tubular goods and 2% of the tonnage of line pipe that we shipped in 2002 were to destinations outside the United States. Our two largest customers, both distributors of our oilfield products in 2002, accounted for approximately 14% each, of the total oil country tubular good tons we shipped. About 78% of the oil and natural gas wells drilled in the United States in 2002 were located in Texas, Oklahoma, Kansas, Louisiana, New Mexico and the federal waters of the Gulf of Mexico, all located within 750 miles of our mills in Texas. The majority of our oilfield products were sold for use in these states, as well as the Gulf of Mexico, which is less than 250 miles from our mills.

        Alliance Mills.    In addition to production from our mills, we have marketing agreements to sell other steel oilfield tubular products manufactured by several companies. Through commercial alliances with several mills, we have expanded our oilfield product offering. These arrangements enable us to outsource production of specific products, allowing us to offer a wider variety of casing, tubing and line pipe without a permanent capital investment. These alliances allow us to concentrate our capital expenditures and manufacturing expertise on our premium products, while offering our customers a complete size range of casing, tubing and line pipe. These transactions are performed on a commission basis and through purchase and resale of the products. Our alliance arrangements accounted for approximately 21% and 22% of our revenues from oilfield products during 2002 and 2001, respectively.

        Competition.    Oil country tubular goods and line pipe are sold in highly competitive markets. Once users of oil country tubular goods determine which performance characteristics are relevant, they base their purchasing decisions on four factors: quality, availability, service and price. We believe that we are competitive in all of these areas. We successfully compete with both seamless oil country tubular goods and seam-annealed electric resistance welded products, as described above under "Business-Industry

Background—Oilfield Products." Our electric resistance welded, full-body normalized casing and tubing products compete with seamless oil country tubular goods, and we offer products with the widest variety of diameters, grades and wall thicknesses in the United States. Several domestic manufacturers produce limited lines of oil country tubular goods, and a number of foreign manufacturers produce oil country tubular goods for export to the United States.

        The level of imports of oil country tubular goods from Canada and Taiwan was greatly reduced by the existence of antidumping duty orders from 1986 until revocation in June 2000. In addition, since 1995, the level of imports of oil country tubular goods from Argentina, Italy, Japan, Korea and Mexico has been greatly reduced by the existence of antidumping duty orders covering imports from these countries and a countervailing duty order covering imports from Italy. The orders also have had a beneficial impact on prices for oil country tubular goods in the domestic market. Affected parties can request administrative reviews of imposed duties and tariffs. These orders against Argentina, Italy, Japan, Korea, and Mexico were reviewed through the International Trade Commission in 2001 and were extended for an additional five-year period at that time. The affirmative sunset review determinations have been appealed to the Court of International Trade, and Argentina has appealed to the World Trade Organization. The domestic oil country tubular goods industry filed a number of trade cases in the first half of 2002 against 13 countries for unfairly imported OCTG; however, these cases were dismissed at the International Trade Commission level by a four-to-one margin.

        In February 2000, in response to a petition filed by domestic welded line pipe producers and their workers, including us, the United States government granted relief to the line pipe industry under Section 201 of the Trade Act of 1974. The relief, effective March 1, 2000, restricts imports of welded line pipe not exceeding 16 inches in outside diameter to a maximum of 9,000 tons from any country other than Canada and Mexico. Imports in excess of that amount were subject to significant tariffs. This Section 201 case will expire in March 2003.

OUR SPECIALTY TUBING PRODUCTS

        Products.    Our specialty tubing business includes the manufacture, marketing and sale of a variety of tubular products. Our specialty tubular products are generally high value-added premium or custom products often involved in exacting applications. Our specialty tubing products include finned tubulars used in industrial processing, petrochemical plants and power technology applications.

Precision Mechanical Tubulars

        We have one of the largest production capacities in the world for precision mechanical tubular products using the Drawn Over Mandrel manufacturing process. The use of the Drawn Over Mandrel manufacturing process enables us to achieve higher critical tolerances and dimensional control than other processes. Our precision mechanical tubular product line includes a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties. Our precision mechanical tubular products have the widest size range in the world, from 1/2" to 15" in outside diameter, and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties and surface finishes. Product uses include the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods and liner hangers. As a result of the wide range of industrial applications for precision mechanical tubular products, sales traditionally follow general domestic economic conditions.

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

Finned Tubular Products

        We manufacture custom-engineered specialty finned tubular products used in a variety of heat recovery applications. We have the major portion of domestic manufacturing capacity for finned tubes and fabrication of heat recovery steam generators. Finned tubes are steel tubes with various types of fins or studs welded to the outside to increase the amount of surface area for maximized recovery of heat. Our heat recovery products are used in fuel economizers, petrochemical plants, refineries and combined-cycle electrical power generation.

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

Other Specialty Tubing Products

        We also produce hot finished specialty tubing. We have developed new thick wall products using enhanced hot reduction technology for applications such as heavy axles for trailers and light axles for trucks, including sport utility vehicles, that were typically made out of seamless tubes. This product is also used for other industrial applications.

        Sales and Distribution.    Domestically, we market and sell our precision mechanical tubulars through 19 non-exclusive steel service centers and directly to end-users. Our precision mechanical tubulars have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. Internationally, the majority of our precision mechanical tubulars is currently sold directly to end-users and exports accounted for approximately 11% in 2002 and 22% in 2001 of the shipment tonnage of our precision mechanical tubulars. We market our finned tubes and other heat recovery products through a small domestic sales force, an international sales manager based in Quebec and independent distributors. Exports of finned tubulars and other heat recovery tubes accounted for approximately 11% and 18% of the revenues from those products in 2002 and 2001, respectively.

        Competition.    The market for specialty tubing is competitive and is served by several manufacturers. We have one of the largest capacities in the world to manufacture precision mechanical tubulars using the Drawn Over Mandrel manufacturing process.

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

        Sales and Distribution.    We manufacture and sell flat rolled steel directly to end-users and through service centers, primarily in the Southwestern region of the United States. The largest customer of our flat rolled steel, Friedman Industries, Inc., historically has accounted for more than 75% of our flat rolled steel sales, as well as substantially all other sales of miscellaneous tubular products other than oilfield and specialty tubing products. This customer has steel processing facilities located adjacent to our facilities in Lone Star, Texas, and those facilities purchase most of their flat rolled steel from us. Sales to this customer represented approximately 8%, 8% and 9% of our total revenues for 2002, 2001 and 2000, respectively.

        We sell thin strip steel directly to end users in North America through a small sales force. Flat rolled steel processing services are also sold to steel mills where we receive processing revenues but do not purchase and resell steel.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

        For financial information for each segment regarding revenues, profits or losses (as applicable) and total assets, see "Business Segments—Note B" of the Notes to Consolidated Financial Statements.

CUSTOMERS

        We sell our oilfield products through our exclusive distributors to numerous end users, including BP, ChevronTexaco, El Paso Exploration, Anadarko Petroleum Corporation, Burlington Resources Inc., Apache Corporation and Exxon Mobil Corporation. We sell our finned and other heat recovery tube products to over 50 end users, including Foster Wheeler Corporation, Chicago Tube and Iron Company, Alstom Power, Cerrey, Nooter Eriksen, Inc., and Deltak, L.L.C. We sell our precision mechanical tubulars to such distributors and end users as Earle M. Jorgensen Company, Marmon/

Keystone Corp., Hyva, DaimlerChrysler Corporation, American Axle & Manufacturing Holdings, Inc., Ford Motor Company, and Dana Corporation.

RESEARCH, DEVELOPMENT, INFORMATION TECHNOLOGY AND PATENTS

        We are committed to technologically innovative product development. With respect to oilfield products, we collaborate with customers and industry groups to develop new grades of oil country tubular goods as well as new products, such as expandable casing. Our expandable casing product was developed for a joint venture between Shell Oil Company and Halliburton Company and was first successfully installed in late 1999 in the Gulf of Mexico. By year-end 2002, there had been more than 100 successful installations totaling more than 100,000 feet of casing. We have also developed slotted tubes for expandable sand screens and riser sleeves to provide new product solutions for our customers. Our technical knowledge and high-performance casing products are also being applied in an innovative method for drilling wells using casing instead of drill pipe. We also have used our expertise to develop high-strength, thick wall line pipe for offshore applications. In addition, we developed ultrasonic testing methods to assure the quality of our tubing. In the specialty tubing area, our recent product developments include the Aeroseg finned tube, a new thermal mechanically processed Drawn Over Mandrel product called QDOM for applications requiring extreme mechanical properties and thick wall products using hot reduction technology for applications such as heavy axles that are normally made out of seamless tubes. We hold several United States patents covering some of our manufacturing processes and products.

        We also have invested in information technologies that provide the platform for internet-based commercial marketing and resource constrained production planning. We believe our information technologies capabilities will allow us to more profitably run our facilities, give our customers excellent service and facilitate web-based commercial initiatives.

MANUFACTURING CAPABILITIES

        We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas which contains over 2,000,000 square feet of manufacturing space and approximately 91,000 square feet of oilfield products manufacturing facilities in Bellville, Texas. We manufacture our finned tubular products in approximately 364,000 square feet of manufacturing facilities on approximately 71.5 acres that we own or lease in the Tulsa, Oklahoma metropolitan area; Quebec, Canada; and Monterrey, Mexico. Our coupling products are manufactured at three owned facilities totaling 231,000 square feet of manufacturing space and located in Pine Bluff, Arkansas; Hughes Springs, Texas; and, Houston, Texas.

        The annual rated capacity of our facilities in Lone Star, Texas approximates 480,000 slab tons, 1,400,000 flat rolled tons and 1,000,000 welded pipe tons. We have access through marketing arrangements and alliances with mills for additional oilfield tubular capacity of approximately 500,000 tons per year. In 2002, the precision mechanical specialty tubing facilities operated at 74% of capacity. The rolling mills and pipe mills generally operated at 47% and 41% of capacity, respectively, while the electric arc furnaces ("EAF") generally operated at 35% of capacity.

        Wheeling operates 11 PMC high volume finishers and 20 state of the art CNC lathes at facilities in Pine Bluff, Arkansas, Hughes Springs, Texas and Houston, Texas. Wheeling also maintains finished product at its production facilities as well as warehouses at Steel, and a facility servicing U.S. Steel operated by Wheeling in Birmingham, Alabama. The Houston facility was established to handle premium threads, material that requires third party inspections and as an entry point into the oilfield accessories business. Wheeling offers a wide range of eight round and buttress couplings for 2 3/8" tubing through 20" casing.

        We have a major portion of the domestic manufacturing capacity for production of finned tubes for heat recovery applications. We also license technology relating to the production of finned tubular products to licensees in India, Italy, Japan and Korea.

RAW MATERIALS AND INVENTORY

        In general, we attempt to procure raw materials and to manage our finished goods inventory in a manner that will provide:

  •
  significant flexibility in responding to the levels of demand for our various products;

  •
  a short lead time in filling our customers' orders;

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

        We can use steel slabs, scrap steel and steel coils in the manufacture of our tubular products. We purchased steel slabs to meet approximately 70% of our steel needs in 2002, and it was often necessary for us to commit to purchase slabs 60 to 120 days prior to production. We anticipate again using steel slabs for most of our production needs in 2003. Our principal raw material for our internally produced steel slabs is scrap steel, which is internally generated from our operations or available in the spot market. The price of scrap steel and steel slabs can be volatile, is influenced by a number of competitive market conditions beyond our control and is not directly related to the demand for our products.

        In March 2002, the U.S. Government imposed tariffs over a three-year period on various types of imported steel, principally steel coil, but also including steel slabs. We procure a substantial portion of our steel slabs principally from Mexico. Mexico and Canada were excluded from these tariffs. In year one, a 30% tariff on countries other than Mexico and Canada that produce steel slabs is only imposed after an aggregate quota of 4.9 million tons is exceeded. In year two, a 24% tariff is imposed after a quota of 5.4 million tons is exceeded and, in year three, an 18% tariff is imposed once a quota of 5.8 million tons is exceeded. These actions have reduced foreign imports of steel coils and increased the cost of flat rolled steel, which is approximately 10%-15% of our steel requirements. In addition, higher steel coil costs resulted in increased demand for steel slabs. This increased demand caused prices for steel slabs to increase in the second half of 2002. Fourth quarter steel costs were 30% higher than in the first half of 2002. Higher steel costs are expected in 2003 as well.

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

EMPLOYEES

        At December 31, 2002, we had a total of 1,900 active employees, of whom 929 were represented by four unions and five bargaining units. The majority of these union workers are represented by the United Steelworkers of America under a contract signed in June 2001, which expires on May 31, 2005. Two of the other agreements, covering an aggregate of 11 warehouse and plant security workers as of December 31, 2002, expire in July 2003 and September 2003, respectively. The remaining two collective bargaining agreements covered a total of 63 employees in Canada and Mexico as of December 31, 2002. Our management considers its relationship with our employees to be good.

        We have dedicated necessary resources and made the commitment to design and implement a health and safety program that will meet the Occupational Safety & Health Administration's (OSHA) Voluntary Protection Program (VPP) Star criteria at our facilities in Lone Star, Texas. The VPP safety management program goes beyond OSHA standards to protect workers more effectively than simple compliance. We plan to submit the VPP application to OSHA by the end of 2003.

FOREIGN OPERATIONS

        Our export sales to destinations outside the United States including finned tubulars and other heat recovery tubes were approximately $24.0 million in 2002, $45.3 million in 2001 and $47.2 million in 2000. We own a manufacturing facility in Quebec, Canada and entered into a lease of manufacturing facilities in Monterrey, Mexico that began operations in these countries in September 2000. Our export sales of $24.0 million to destinations outside the United States included $3.0 million from these foreign facilities in 2002.

ENVIRONMENTAL

        Our operations are subject to extensive environmental regulations with respect to air emissions, wastewater discharges, and waste management. Our environmental protection and improvement expenditures were approximately $3 million during the past three years, including expenditures related to asbestos abatement, secondary containment upgrades, PCB-contaminated electrical equipment elimination, waste disposal site closures and out-of-service facility remediation projects.

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

        The waste units that received wastes defined as hazardous waste under the Resource Conservation and Recovery Act (RCRA) have been closed. The two RCRA units requiring continued monitoring are undergoing post-closure care. The remaining cost of post-closure care is estimated to be approximately $380,000. We have met our financial assurance requirements by demonstrating the company's ability to pay this amount. The Texas Commission on Environmental Quality (TCEQ), formerly the Texas Natural Resource Conservation Commission (TNRCC), is in the process of determining what, if any, corrective action is required to address the remaining non-RCRA solid waste management units.

        The TCEQ recently expressed interest in the regulatory status of the Specialty Tubing wastewater treatment facility at our Lone Star, Texas location. They have asked for information regarding the operation of the facility and our position regarding the applicability of an exemption from hazardous waste regulation. The TCEQ has also scheduled an inspection of the facility and related operations. We are cooperating fully with the TCEQ in that inquiry and submitting the information requested by the TCEQ.

        We possess necessary authorizations for air emissions, wastewater discharges and waste management. We are presently in substantial compliance with our permits and applicable air, water and waste management rules and regulations. We have an environmental management system in place to assist in maintaining compliance. In March 2002, we received formal certification that this system conformed to the internationally recognized ISO 14001:1996 standard. We do not expect future environmental expenditures necessary to comply with existing environmental rules and regulations to have a material impact on our financial position or operations.

INTERNET WEBSITE POSTINGS

        Our internet website is www.lonestartech.com. We make available through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas which contains over 2,000,000 square feet of manufacturing space. The original facilities, constructed in the 1940's and 1950's have been expanded and modernized, and include two EAFs equipped with oxy-fuel burners with a combined capacity of approximately 575,000 ingot tons per year; two rolling mills, a "two-high" mill that rolls the EAF ingots into slabs and a "four-high" single stand reversing Steckel mill that produces flat rolled coils; coil slitting and handling equipment; two pipe welding mills; seven draw benches, including the largest specialty tubing drawbench in the Western Hemisphere; three heat-treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which oil country tubular goods are threaded and couplings are applied; and various support facilities including a shortline railroad and other transportation and storage facilities.

        Our annual rated capacity at our Lone Star, Texas facilities approximates 480,000 slab tons, 1,400,000 flat rolled tons, and 1,000,000 welded pipe tons. We have access through marketing arrangements and agreements with alliance mills to an additional oilfield pipe capacity of approximately 500,000 tons.

        We also have 91,000 square feet of oilfield products manufacturing facilities in Bellville, Texas. We manufacture our finned tubular products in approximately 364,000 square feet of manufacturing facilities on approximately 71.5 acres that we own or lease in the Tulsa, Oklahoma metropolitan area; Quebec, Canada; and Monterrey, Mexico. Our coupling products are manufactured at three owned facilities totaling 267,940 square feet of manufacturing, warehouse and office space and located in Pine Bluff, Arkansas on 12.7 acres; Hughes Springs, Texas on 19.4 acres; and Houston, Texas on 5.3 acres. Our headquarters are located in leased facilities in Dallas, Texas.

        We own 7,000 acres in Texas that was purchased primarily for iron ore, coal reserves, or water rights and mineral interests in an additional 12,000 acres in Oklahoma and 60,000 acres in Texas. No minerals have been recovered from these properties for many years because their use is no longer required in our operations. We own nominal oil and gas interests in an additional 18,000 acres in Texas.

ITEM 3. LEGAL PROCEEDINGS

        On August 16, 2001, we entered into an agreement to purchase the assets of North Star Steel Company's Tubular Products Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, we notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that we were not able to complete the acquisition. Later that day, Cargill, Incorporated notified us that it was filing a lawsuit against us seeking unspecified damages and alleging that we had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. We believe that we have fully performed all of our obligations under the acquisition agreement and will vigorously contest the verdict. We have set up a reserve of $32 million at December 31, 2002 related to the verdict.

        During the last four years, our subsidiary, Lone Star Steel Company (Steel), has been named as one of a number of defendants in 30 lawsuits alleging that certain individuals were exposed to asbestos on the defendants' premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $30,000 in the aggregate. Of the 30 lawsuits, eight have been settled or are pending settlement and eight have been dismissed or are pending dismissal. We did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by our insurance. We have accrued for our estimated exposure to known claims, but do not know the extent to which future claims may be filed. Therefore, we cannot estimate our exposure, if any, to unasserted claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Lone Star's Common Stock trades on the New York Stock Exchange under the symbol LSS. The following table summarizes the range of trading prices by quarter for the last two years:

	2002		2001
	High	Low	High	Low
First quarter	$22.92	$13.63	$49.10	$30.20
Second quarter	$30.25	$19.90	$54.30	$33.00
Third quarter	$23.15	$10.68	$35.95	$10.10
Fourth quarter	$16.20	$9.75	$19.20	$11.21

        As of February 14, 2003, we had 3,063 common shareholders of record. We have not paid dividends on our common stock since becoming a public company and have no present plan to do so.

        Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock, directors and executive officers and securities authorized for issuance under equity compensation plans is contained in Lone Star's proxy statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

	2002(1)	2001	2000(2)	1999	1998
	($ and shares in millions, except per share and employee data)
Oilfield products revenues	$304.2	$401.9	$362.0	$187.3	$258.1
Specialty tubing products revenues	157.8	187.7	220.9	126.6	130.3
Flat rolled and other tubular revenues	61.7	60.6	62.4	48.1	54.0

Total revenues	523.7	650.2	645.3	362.0	442.4
Gross profit	7.4	69.3	85.9	12.8	4.4
Special charges	—	—	—	—	(14.5)
Selling, general, and administrative expenses	(69.2)	(36.1)	(33.7)	(15.5)	(20.0)

Operating income (loss)	(61.8)	33.2	52.2	(2.7)	(30.1)
Income (loss) before extraordinary item	(69.2)	17.0	38.6	(5.5)	(32.3)
Extraordinary gain (loss), net of tax	—	(0.6)	—	—	7.4

Net income (loss)	$(69.2)	$16.4	$38.6	$(5.5)	$(24.9)
Income (loss) before extraordinary items per common share—diluted	$(2.52)	$0.68	$1.59	$(0.24)	$(1.43)
Net income (loss) per common share—diluted	$(2.52)	$0.66	$1.59	$(0.24)	$(1.10)
Common shares used for diluted EPS	27.5	25.0	24.3	22.5	22.5
Current assets	$341.8	$325.1	$257.5	$172.1	$152.9
Total assets	$612.9	$580.8	$515.3	$351.1	$335.8
Current liabilities	$59.9	$66.1	$91.7	$85.2	$41.4
Total liabilities	$300.3	$265.5	$259.5	$155.2	$146.7
Shareholders' equity	$312.6	$315.3	$255.8	$195.9	$189.1
Shares outstanding	28.4	25.2	23.7	22.6	22.5
Other Financial and Operating Data:
Cash flows from operating activities	$(12.4)	$31.3	$(8.6)	$28.1	$8.6
Cash flows from investing activities	$(54.0)	$(14.7)	$(96.6)	$(11.7)	$(4.3)
Cash flows from financing activities	$81.5	$63.2	$109.7	$(15.1)	$2.4
Earnings before interest, taxes, depreciation and amortization(3)	$(37.9)	$50.7	$74.2	$14.0	$(14.5)
Capital expenditures	$15.9	$25.2	$23.3	$7.2	$17.6
Active employees	1,900	1,892	2,358	1,554	938
Reconciliation of EBITDA (as defined)(3) to U.S. GAAP Net Income (loss):
Net income (loss)	$(69.2)	$16.4	$38.6	$(5.5)	$(24.9)
Add back:
Interest expense, net	10.2	9.9	12.4	2.8	2.0
Income tax	(0.7)	0.8	1.8	—	—
Depreciation and amortization	21.8	23.0	21.4	16.7	15.8
Extraordinary loss (gain)	—	0.6	—	—	(7.4)

EBITDA	$(37.9)	$50.7	$74.2	$14.0	$(14.5)

(1)
Includes Wheeling results of operations since the acquisition became effective on October 1, 2002.

(2)
Includes the results of operations of Fintube and Bellville since the acquisitions became effective on January 1, 2000 and April 1, 2000, respectively.

(3)
EBITDA is earnings before extraordinary items, interest, taxes, and depreciation and amortization. EBITDA is presented to help us describe our ability to generate income that can be used to service our debt. EBITDA is a non-GAAP liquidity measure commonly used in our industry and should not be considered as an alternative measure of our net income or cash flows from operations as computed in accordance with GAAP. Amounts presented may not be comparable to similar measures disclosed by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

        We are a leading domestic manufacturer and marketer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells. We are also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, we are a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural and power technology applications. Effective January 1, 2000, we acquired the assets of Fintube Technologies, Inc. ("Fintube"), a leading manufacturer in specialty tubing including heat recovery finned tubes, which are used in various applications including fuel economizers, petrochemical plants, refineries and combined-cycle electrical power generation. On April 1, 2000, we also completed an acquisition of the assets of Bellville Tube Corporation ("Bellville"), a manufacturer of casing, tubing and line pipe for the oil and gas industry. On October 1, 2002, we acquired the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, "Wheeling"), one of the largest domestic suppliers of couplings used to connect individual sections of oilfield casing and tubing.

        Manufacturing.    The manufacture of our products is capital intensive. Utilization rates at our manufacturing facilities in Lone Star, Texas increased through the first half of 2002 following a brief increase in the drilling rig count around April and then reduced significantly during the second half of the year as demand for our oilfield products declined with the general decrease in drilling, which was down 28% on average from the prior year with rig counts never rising above 875 during the last thirteen weeks of the year. Specialty tubing demand fell with the overall general decline in the domestic economy. Shipments of flat rolled steel were up slightly but any gains in volume were offset by decreases in average price. Overall, total shipment volumes were down 15% in 2002 over the prior year. The reduced production volumes negatively impacted the cost of our products sold throughout the year as fixed and semi-fixed costs were absorbed by fewer units produced. The level of production volume through our various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of labor and raw materials, including scrap steel, steel slabs, wire rod, steel coils, electricity and natural gas. Most of our finned tubes and other heat recovery products are manufactured in specific configurations as ordered. Accordingly, our manufacturing costs are to some extent factored into product prices on an order-by-order basis.

        We have entered into marketing alliances and manufacturing arrangements with several companies. These alliances and arrangements involve the marketing of their products which provide us access to additional manufacturing capacity. In addition, we have manufacturing technology licensees in India, Italy, Japan and Korea.

        Historically, our oilfield products have accounted for the majority of our total revenues. For fiscal year 2002, they were 58% of total revenues. As a result, our revenues are largely dependent upon the state of the oil and gas industry, which has historically been volatile. A general downturn in the oil and gas markets that began in the second half of 2001 and geopolitical instabilities in various parts of the world caused demand for our principal products to decrease. Accordingly, our historical operating results have fluctuated based on the demand for our products. Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, the level of oil and gas drilling activity and competition from imports. Our finned tubular products are affected by the level of domestic and foreign demand for power generation as well as domestic and foreign competition.

        Oilfield Products.    Our oilfield products consist of (1) casing, which acts as a structural retainer wall in oil and natural gas wellbores, (2) production tubing, which transmits hydrocarbons to the surface, (3) line pipe, which is used in gathering and transmitting hydrocarbons, and (4) couplings, which are used to connect individual sections of oilfield casing and tubing.

        Demand for our oilfield products depends primarily upon the number of oil and natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells. The level of these activities depends primarily on natural gas and oil prices and industry expectations as to future prices. According to Baker Hughes rig counts, average domestic drilling activity decreased in 2002 to 830 rigs, or by 28% compared to the previous year. Further, distributors chose to fulfill a greater percentage of requirements out of existing inventories during the fourth quarter 2002. We expect demand for our oilfield products to increase throughout 2003 as the trend of higher oil and gas prices should result in an increase in the number of active drilling rigs and inventory levels at our distributors have been reduced. The EIA reports that the average West Texas Intermediate (WTI) crude oil price increased by $3.50 to $33 per barrel from December 2002 to January 2003. The spot price of natural gas at the Henry Hub rose above $6.00 per million btu late in January of 2003. Spot prices have been consistently above $5.00 per million btu as gas in underground storage has been significantly reduced compared to the levels of one year ago. The EIA further estimates that high natural gas prices and strong near-term demand pressures will drive drilling activity and well completions to very robust levels in 2003 and 2004. We believe that these are positive indicators of increased demand for our oilfield products in 2003.

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

        Demand for precision mechanical tubulars within the traditional markets was down in 2002 due to the economic slowdown, particularly in the industrial sector. We believe that demand for our precision mechanical tubing products in 2003 will continue to be unfavorably impacted until the general economy recovers.

        Our finned tubular products are used in heat recovery applications such as fuel economizers, petrochemical plants, refineries and combined-cycle electrical power generation plants. Demand for finned tubulars and related products was down throughout 2002 as a result of curtailed and cancelled power plant construction projects related to the general slowdown in the economy and lack of affordable capital for these projects. With few exceptions, demand for new power plant construction projects is not likely to return in the near term until existing capacity is utilized. However, the EIA reports that the natural gas share of electricity generation is projected to increase from 17 percent in 2001 to 29 percent in 2025. Finally, our finned tubular business has been reorganized around new marketing and commercial business lines directed at more traditional heat recovery markets including fuel economizers, where demand typically increases with higher natural gas and oil prices, and refineries, where demand typically should increase from facilities that will be retrofitted to comply with new Federal regulations for lower sulphur content of gasoline and diesel fuel in 2004 and 2005.

        Flat Rolled Steel and Other Products.    We manufacture and market flat rolled steel, which is primarily used in the manufacture of our oil country tubular products. We also sell flat rolled steel to fabricators of large-diameter transmission pipe, storage tanks, rail cars and a variety of other construction and industrial products. Our other products are principally used for structural and piling applications in the construction industry. We sell flat rolled steel directly to end-users and through service centers primarily in the Southwestern region of the United States.

        We sell flat rolled steel in highly competitive markets, with price, quality and availability primarily determining customer purchase decisions. During the first half of 1999, the United States government established antidumping duties and quotas for flat rolled steel suppliers from certain foreign countries which initially served to reduce the amount of imported foreign steel coils. During 2001, imports of low priced flat rolled steel increased throughout the year reducing our revenues from flat rolled steel by 40% in the fourth quarter compared to the first quarter of 2001. This surge of low priced imports was in part the cause for bankruptcies of several domestic steel mills. In March 2002, significant tariffs on imported products from all foreign countries other than Canada and Mexico were imposed, which will last for up to three years. Revenues from flat rolled steel and other tubular products were essentially flat in 2002 compared to 2001. Although tons shipped increased 6%, the volume increase was offset by lower average prices.

        We sell thin strip steel directly to end users in North America through a small sales force. Flat rolled steel processing services are also sold to steel mills where we receive processing revenues but do not take title to the steel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis, Historical Results of Operations and Financial Condition are based on the related consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Lone Star evaluates its estimates primarily based on historical experience and business knowledge. These estimates are evaluated by management and revised as circumstances change. A discussion of the significant estimates made by Lone Star follows:

Warranty Claims

        Our products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. We warrant our products to meet certain specifications. Actual or claimed deficiencies in meeting these specifications may give rise to claims. We maintain a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically asserted claims. We also maintain product and excess liability insurance subject to certain deductibles that limits our exposure to these claims. We consider the extent of insurance coverage in our estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period to period. However, the incurrence of an unusual amount of claims could alter our exposure and the related reserve.

Bad Debts

        Our customers are concentrated in markets and industries that are subject to volatility. In addition, we sell a substantial amount of products to a few customers. We maintain a reserve for known and unknown bad debts. We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and the credit worthiness of our customers. In addition, we monitor the overall status of the industries where our products and services are utilized. Typically, this reserve is not subject to significant fluctuations from period to period. However, the incurrence of an unusual amount of bad debt could alter our exposure and the related reserve.

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

Revenue Recognition

        Product revenues are recognized as sales when revenue is earned and is realized or realizable. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed or determinable; delivery has occurred, which may include delivery to the customer storage warehouse location at one of our subsidiaries in which instance, the risk of loss has been passed to the customer; and collectibility is reasonably assured. Freight and shipping that is billed to customers is included in net sales, and the cost of shipping is included in cost of sales. We have marketing agreements to sell steel oilfield tubular products manufactured by other companies. Revenue is recorded on a gross basis for certain transactions with alliance mills when we are the primary obligor and we have general inventory and credit risk, and certain other transactions are recorded net.

Impairment of Long-Lived Assets

        Long-lived assets, which include property, goodwill, intangible assets and certain other assets, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

HISTORICAL RESULTS OF OPERATIONS

        Our revenues are derived from three business segments: oilfield products, specialty tubing products and flat rolled steel and other products and services.

        In the last three years, segment revenues were as follows:

	2002		2001		2000
	$	%	$	%	$	%
	($ in millions)
Oilfield products	304.2	58	401.9	62	362.0	56
Specialty Tubing products	157.8	30	187.7	29	220.9	34
Flat rolled steel and other products	61.7	12	60.6	9	62.4	10

Consolidated net revenues	523.7	100	650.2	100	645.3	100

        Shipments of products by segment were as follows:

	2002		2001		2000
	Tons	%	Tons	%	Tons	%
Oilfield products	457,600	60	580,300	65	516,000	60
Specialty tubing products	131,900	17	154,100	17	176,400	21
Flat rolled steel and other products	170,600	23	161,000	18	165,300	19

Total shipments	760,100	100	895,400	100	857,700	100

2002 Compared With 2001

        Net revenues of $523.7 million for the year ended December 31, 2002 were down 19% from 2001. Oilfield products revenues decreased by $97.7 million, or 24%, to $304.2 million, and shipment volumes were off by 21% from the prior year. Demand for oilfield products is generally correlated to the number of rigs drilling. There were 830 average active rigs in 2002 compared to 1,156 in 2001, a decrease of 28%. Drilling activity decreased steadily through the first quarter of 2002 and although the average domestic rig count for the second quarter of 2002 was slightly lower than for the first quarter, it did increase by nearly 100 rigs from the low of 738 rigs at the beginning of April according to Baker Hughes. However, after the 100 rig increase, the average domestic rig count remained flat through the third quarter and ended the year at an average of 830 active domestic rigs. Although average oilfield product prices were up slightly over 2001, the increases were exclusive to the first three quarters of 2002 as average oilfield product prices declined 6% from the third quarter 2002 to the fourth quarter due principally to a higher percentage of lower priced line pipe and carbon-grade OCTG in the product mix.

        Specialty tubing product revenues decreased in 2002 to $157.8 million, a 16% decline from 2001 revenues of $187.7 million due primarily to the general decline of economic conditions during 2002. Revenues from heat recovery tubular goods and related products were down 40% from 2001 to $51.4 million as a result of delays and cancellations in power plant construction projects. Precision mechanical tubulars accounts for approximately 54% of the total specialty tubing segment and shipments were up in 2002 to 79,321 tons, or 6% over the prior year. However, the volume increase was offset by a slight decline in average price resulting in a 6% increase in precision mechanical tubular revenues.

        Flat rolled steel and other tubular products revenues were up 2% to $61.7 million. This increase is attributable to continued improvements in the U.S. steel markets as indicated by a 6% increase in tons shipped over 2001, offset by a decrease in average selling prices. Lower average prices were due to the sale of excess steel coils at Fintube and a higher mix of lower priced products in this segment.

        Gross profit for 2002 was $7.4 million compared to $69.3 million in 2001. This decrease is primarily due to higher unit costs associated with decreased production volumes, increases in steel costs and reduced overall revenues from oilfield and specialty tubing products. Steel costs, which comprise approximately 55% of our total cost of sales, were relatively stable during 2001 but increased nearly 30% in the fourth quarter 2002 from the first half of 2002. These higher steel costs contributed to a significant reduction in gross margins and operating losses in the third and fourth quarters of 2002 as compared to 2001.

        Selling, general, and administrative expenses increased significantly in 2002 by $33.1 million, or 92% to $69.2 million compared to $36.1 million in 2001. The increase is attributable to a $32 million charge incurred as a result of a jury verdict against Lone Star on March 13, 2003—see Item 3, Legal Proceedings. The remaining difference relates to significant adjustments to our staffing including employment reductions of approximately 15% before acquisitions, or approximately $3.4 million, offset by increases in selling costs of approximately $0.8 million, increase in healthcare costs of approximately $1.4 million, increase in acquisition-related costs of approximately $0.8 million, and increase in professional fees of approximately $1.2 million.

        Interest income decreased slightly in 2002 to $2.5 million from $2.9 million in 2001 due to lower average interest rates on invested cash.

        Interest expense consists of interest on the $150 million, 9% senior subordinated notes less amounts capitalized. Interest expense decreased slightly in 2002 to $12.7 million from $12.8 million in 2001 due principally to greater interest capitalization in 2002 versus 2001.

        Income tax benefit.    Lone Star's effective tax rate is affected by the carryforward of net operating losses ("NOL") recognized or not recognized in a particular year and the full valuation allowance placed against its net deferred tax assets. In 2002, the tax benefit at the U.S. statutory rate of 35% was reduced by $24.5 million of NOL benefit not recognized in the current period as management believes that it is more likely than not the related tax benefits would not be realized. The ultimate realization of our deferred tax assets depends upon our ability to generate sufficient taxable income in the future. Accordingly, due to the uncertainty regarding possible utilization of NOLs and the sensitivity of our earnings to the level of domestic drilling activity, we record a valuation allowance to fully reserve the computed net deferred tax assets. The income tax benefit for the year ended 2002 primarily consists of the recognition of state income tax benefits.

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

        Other expense, net of $5.5 million was primarily related to a one-time charge of $5.0 million for the write-off of acquisition related expenses and financing costs associated with the uncompleted acquisition and $0.8 million charge to income from the settlement of our interest rate swap upon early retirement of debt.

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

FINANCIAL CONDITION AND LIQUIDITY

        As of December 31, 2002, we had $120.5 million in cash and cash equivalents and $281.9 million in working capital.

        Cash provided by (used in) operating activities was ($12.4) million, $31.3 million and ($8.6) million for 2002, 2001 and 2000, respectively. Cash from operations in 2002 decreased principally due to the net loss of $69.2 million, offset by reduced accounts receivable and investment in inventories, and lower payments on accounts payable and accrued liabilities. Days sales outstanding was 42 days at the end of 2002, compared to 40 days at the end of 2001 and 54 days at the end of 2000. Excluding our acquisition of Wheeling, inventories were reduced in 2002 by $6.4 million in response to the general decline in the domestic U.S. economy including the associated decrease in demand for oilfield and heat recovery products. Cash from operations in 2001 increased due to higher sales. Cash used by operating activities in 2000 was attributable to increased accounts receivable and the increase in inventories associated with higher oilfield products shipments.

        Cash used in investing activities was $54.0 million, $14.7 million and $96.6 million for 2002, 2001 and 2000, respectively. Cash used in 2002 relates to our acquisition of Wheeling and capital expenditures to improve the efficiencies and effectiveness of our production capabilities and to install new computer-based enterprise resource planning systems. Cash used in 2001 primarily relates to higher capital expenditures to expand our finned tubular products capacity in Mexico and Canada and to install new computer-based enterprise resource planning systems. Cash used in 2000 relates to our acquisitions of Fintube and Bellville and capital expenditures.

        Cash provided by financing activities was $81.5 million, $63.2 million and $109.7 million in 2002, 2001 and 2000, respectively. Cash provided in 2002 relates to proceeds from the offering of 3.3 million shares of Lone Star common stock totaling $82.8 million offset by $1.3 million purchase of treasury shares. Cash provided by financing activities in 2001 was generated from the proceeds of the sale of $150 million senior subordinated notes and $50.8 million of common stock, offset by repayments on the revolving credit facilities and term loans. Cash provided by financing activities in 2000 was primarily attributable to borrowings to finance the Fintube and Bellville acquisitions and higher borrowings to fund additional working capital to meet the increased demand for oilfield products.

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

        On October 16, 2002, Lone Star filed a universal shelf registration statement to sell from time to time up to a total of $136.0 million of debt securities, preferred stock, common stock, depository shares and warrants. Once this registration statement is effective, Lone Star will have an aggregate of approximately $250.0 million of registered securities available, including a previously filed universal shelf registration statement. Also, on October 16, 2002, Lone Star's Board of Directors authorized the open-market purchase of Lone Star's common stock from time to time for a total investment not to exceed $10.0 million. As of December 31, 2002, the Company has 105,844 treasury shares at a cost of $1.3 million.

        On May 29, 2001, we issued $150.0 million 9% senior subordinated notes due June 1, 2011 to qualified institutional buyers. Interest on the outstanding senior subordinated notes accrues at a rate of 9% per year, payable semi-annually in arrears on each June 1 and December 1, commencing December 1, 2001. We used the proceeds received from the senior notes to pay down the revolving lines of credit, term loans, slab consignment obligations and for general corporate purposes. The notes are fully and unconditionally guaranteed by each of our current and future domestic restricted subsidiaries.

        On May 2, 2001, we sold 1.2 million shares of our common stock under a previously filed universal shelf registration statement. The proceeds to us were $50.8 million. Proceeds of the sale were used to extinguish debt associated with credit facilities at our subsidiaries, Lone Star Steel Company (Steel) and Fintube Technologies, Inc. (Fintube), and for general corporate purposes.

        In October 2001, Lone Star and its domestic subsidiaries entered into a three-year $100 million senior secured credit facility for use by Lone Star and our domestic subsidiaries. Borrowings from this facility can be used for general corporate purposes. Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was $97.9 million at December 31, 2002. Borrowings under this credit facility are collateralized by substantially all of the Company's assets, other than real estate. At our option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest. As a result, we will be subject to interest rate risk if we borrow under the credit facility. At December 31, 2002, no amount was outstanding under this credit facility.

        In September 2002, the $100 million credit facility was amended and restated which modified certain financial covenants. For 2002, we are in compliance with the facility's covenants and we do not anticipate non-compliance in the foreseeable future.

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

        We operate in capital intensive businesses. We have made, and we expect we will be required to make, significant capital expenditures each year for recurring maintenance necessary to keep manufacturing facilities operational, to comply with environmental and other legal requirements and to improve our information systems. Additionally, we regularly make capital expenditures for technological improvements and for research and development projects. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. Our capital expenditures budget for 2003 is approximately $9 million to $12 million.

        We require capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash and cash equivalents, cash generated from operations and borrowings under our credit facility. We believe these sources of funds will provide the liquidity necessary to fund our cash requirements during 2003.

        Our operations are subject to environmental compliance and permitting requirements of various foreign, federal, state and provincial governmental agencies. We believe that the cost of maintaining compliance with environmental requirements will fall within our contemplated operating and capital expenditure plans, averaging $1.0 million to $2.0 million annually in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

        At December 31, 2002, we had contractual cash obligations to repay debt, to make payments under leases, purchase obligations and commercial commitments in the form of unused lines of credit. Payments due under these long-term obligations are as follows:

	Obligations Due By Period
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Long term debt obligations	$150.0	$—	$—	$—	$150.0
Operating lease obligations	4.1	1.3	2.4	0.4	—
Purchase obligations	10.4	5.2	5.2	—	—

Total Contractual Obligations	$164.5	$6.5	$7.6	$0.4	$150.0

        Commercial commitment expirations are as follows:

	Commitment Expiration by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Unused credit facility	$100.0	$—	$100.0	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS No. 143 are not expected to have a material impact on Lone Star's consolidated financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144, which the Company adopted in 2002, did not have a material impact on Lone Star's consolidated financial statements.

        The FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145") in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Upon adoption of SFAS No. 145 in 2003, the extraordinary loss recorded in 2001 will be reclassified as other expense.

        The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146") in June 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The provisions of SFAS No. 146 are not expected to have a material impact on Lone Star's consolidated financial statements

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretation's expanded disclosures will not have a material impact on our financial position or results of operations. We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148. We have not elected to make a voluntary change to the fair value based method of accounting for stock-based compensation.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not completed our assessment as to whether or not the adoption of this interpretation will have a material impact on our financial position or results of operations.

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

        Our operations in Mexico and Canada are accounted for in the local currencies, converted to the U.S. dollar equivalent based on published exchange rates for the period reported and are therefore subject to risk of exchange rate fluctuations. We believe that our current risk exposure to exchange rate movements is not significant.

        Our investments in cash equivalents, the weighted average maturity of which is less than one year, are subject to interest rate risk. The value of these securities would decline in the event of increases in market interest rates. We manage this risk by investing in securities with short-term maturities and varying maturity dates. In addition, we intend to hold these securities until maturity and, as a result, avoid the losses resulting from sudden changes in interest rates.

        To the extent that we borrow against our credit facility, we are exposed to interest rate risk arising from the variable-rate nature of the facility. There were no borrowings on this facility at December 31, 2002. In the past, we have used interest rate swaps to effectively fix a portion of the interest rates on our variable rate credit facilities. We did not have any interest rate swaps at December 31, 2002. Our senior subordinated notes accrue interest at a fixed rate of 9%. The fair value of the notes is sensitive to changes in interest rates. The fair value of Lone Star's senior subordinated debt based on quoted market prices was $137.4 million and $126.0 million at December 31, 2002 and 2001, respectively.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Lone Star Technologies, Inc. and subsidiaries (the "Company"):

        We have audited the accompanying consolidated balance sheet of Lone Star Technologies, Inc. and its subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. The financial statements of Lone Star Technologies, Inc. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note C to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

        As discussed above, the financial statements of Lone Star Technologies, Inc. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note C, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note C with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in those periods related to goodwill, and intangible assets that are no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts.

        As presented in Note L, the Company changed the disclosure of its condensed consolidating financial information relating to guarantor and nonguarantor subsidiaries for 2001 and 2000 to present a separate column for the nonguarantor subsidiary. In the previously issued financial statements the nonguarantor and guarantor subsidiaries were included in a single column titled "subsidiaries". Our procedures with respect to the disclosures for guarantor and nonguarantor subsidiaries for 2001 and 2000 included (i) agreeing the newly presented column for the nonguarantor subsidiary to audited stand-alone financial statements of the subsidiary and (ii) testing the mathematical accuracy of the adjusted guarantor subsidiaries column by subtracting the amounts determined in (i) from the amounts included in the subsidiaries column in the previously issued financial statements. The financial statements of the nonguarantor subsidiary for the years ended December 31, 2001 and 2000 were audited by other auditors who expressed an unqualified opinion on those financial statements in their report dated January 17, 2002.

        In our opinion, the disclosures and adjustments for 2001 and 2000 in Notes C and L are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 13, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Aletas y Birlos Mexicana, S.A. de C.V. and Subsidiary:

        We have audited the consolidated balance sheet of Aletas y Birlos Mexicana, S.A. de C.V. and subsidiary as of December 31, 2001 and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aletas y Birlos Mexicana, S.A. de C.V., and subsidiary at December 31, 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

BDO-HERNANDEZ MARRON Y CIA., S.C.

Veracruz, Veracruz, Mexico
January 17, 2002

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Lone Star Technologies, Inc. (Lone Star):

        We have audited the accompanying consolidated balance sheets of Lone Star (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of Lone Star's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

ARTHUR ANDERSEN LLP

Dallas, Texas,
January 22, 2002

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in millions, except per share data)

	For the Years Ended December 31,
	2002	2001	2000
Net revenues	$523.7	$650.2	$645.3
Cost of goods sold	516.3	580.9	559.4

Gross profit	7.4	69.3	85.9
Selling, general and administrative expenses	69.2	36.1	33.7

Operating income (loss)	(61.8)	33.2	52.2
Interest income	2.5	2.9	2.0
Interest expense	(12.7)	(12.8)	(14.4)
Other income (expense), net	2.1	(5.5)	0.6

Income (loss) before income tax and extraordinary item	(69.9)	17.8	40.4
Income tax benefit (expense)	0.7	(0.8)	(1.8)

Income (loss) before extraordinary item	(69.2)	17.0	38.6
Extraordinary loss, net of tax	—	(0.6)	—

Net income (loss)	$(69.2)	$16.4	$38.6

Per common share—basic:
Income (loss) before extraordinary item	$(2.52)	$0.69	$1.64
Extraordinary item	—	(0.02)	—

Net income (loss) available to common shareholders	$(2.52)	$0.67	$1.64

Per common share—diluted:
Income (loss) before extraordinary item	$(2.52)	$0.68	$1.59
Extraordinary item	—	(0.02)	—

Net income (loss) available to common shareholders	$(2.52)	$0.66	$1.59

Weighted average shares outstanding
Basic	27.5	24.7	23.5
Diluted	27.5	25.0	24.3

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except share data)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$120.5	$106.5
Accounts receivable, less allowances of $1.6 and $1.8, respectively	60.2	70.3
Inventories	148.5	139.4
Other current assets	12.6	8.9

Total current assets	341.8	325.1
Property, plant, and equipment, net	204.4	187.1
Goodwill, net	55.1	55.1
Other noncurrent assets	11.6	13.5

Total assets	$612.9	$580.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37.5	$42.5
Accrued liabilities	22.4	23.6

Total current liabilities	59.9	66.1
Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	45.6	35.5
Other noncurrent liabilities	44.8	13.9

Total liabilities	300.3	265.5
Commitments and Contingencies (See Note J)
Shareholders' Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 28,539,014 and 25,201,595, respectively)	28.5	25.2
Capital surplus	352.7	272.0
Accumulated other comprehensive loss	(32.1)	(15.9)
Accumulated earnings (deficit)	(35.2)	34.0
Treasury stock, at cost (105,844 and 313 shares, respectively)	(1.3)	—

Total shareholders' equity	312.6	315.3

Total liabilities and shareholders' equity	$612.9	$580.8

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(69.2)	$16.4	$38.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21.8	23.0	21.4
Extraordinary loss	—	0.6	—
Non-cash charge for stock compensation	(0.1)	(0.2)	0.7
Gain on sale of property, plant and equipment	(0.1)	—	—
Accounts receivable	11.9	24.8	(23.5)
Inventories	6.4	(9.9)	(29.9)
Accounts payable and accrued liabilities	(6.9)	(17.6)	(10.0)
Litigation reserves	32.0	—	—
Other	(8.2)	(5.8)	(5.9)

Net cash provided by (used in) operating activities	(12.4)	31.3	(8.6)
Cash flows from investing activities:
Capital expenditures	(15.9)	(25.2)	(23.3)
Sale of short-term investments	—	0.1	1.1
Sale of marketable securities	—	10.4	5.0
Proceeds from sale of property, plant and equipment	0.2	—	0.8
Cash paid for acquisitions, net of cash received	(38.3)	—	(80.2)

Net cash used in investing activities	(54.0)	(14.7)	(96.6)
Cash flows from financing activities:
Net proceeds from issuance of senior subordinated debt	—	145.9	—
Debt issuance costs	—	(1.0)	—
Net (payments) borrowings under revolving credit facilities	—	(96.2)	75.2
Issuance of term note	—	—	39.0
Principal payments on term notes	—	(40.0)	(8.0)
Proceeds from exercise of options	—	4.4	3.5
Net proceeds from stock offering	82.8	50.1	—
Purchase of treasury stock	(1.3)	—	—

Net cash provided by financing activities	81.5	63.2	109.7
Effect of foreign exchange rate changes on cash	(1.1)	—	—

Net change in cash and cash equivalents	14.0	79.8	4.5
Cash and cash equivalents, beginning of year	106.5	26.7	22.2

Cash and cash equivalents, end of year	$120.5	$106.5	$26.7

Supplemental disclosure of noncash transactions:
Issuance of common stock for acquisition	$—	$—	$20.0
Supplemental cash flow disclosure:
Interest paid	$13.7	$13.1	$14.8
Income taxes paid (refunded), net	$(1.0)	$0.8	$1.3

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in millions)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock	Total
Balance, January 1, 2000	$23.1	$206.6	$(1.4)	$(21.0)	$(11.4)	$195.9
Net income	—	—	—	38.6	—	38.6
Other comprehensive income:
Minimum pension liability adjustment	—	—	(2.2)	—	—	(2.2)

Comprehensive income						36.4
Stock issuance for acquisition	0.7	19.3	—	—	—	20.0
Employee benefit plan stock issuance	—	(4.4)	—	—	7.9	3.5

Balance, December 31, 2000	23.8	221.5	(3.6)	17.6	(3.5)	255.8
Net income	—	—	—	16.4	—	16.4
Other comprehensive income:
Minimum pension liability adjustment	—	—	(12.2)	—	—	(12.2)
Foreign currency translation adjustment	—	—	(0.1)	—	—	(0.1)

Comprehensive income						4.1
Stock offering	1.1	49.0	—	—	—	50.1
Employee benefit plan stock issuance	0.3	1.5	—	—	3.5	5.3

Balance, December 31, 2001	25.2	272.0	(15.9)	34.0	—	315.3
Net loss	—	—	—	(69.2)	—	(69.2)
Other comprehensive loss:
Minimum pension liability adjustment	—	—	(14.9)	—	—	(14.9)
Foreign currency translation adjustment	—	—	(1.3)	—	—	(1.3)

Comprehensive loss						(85.4)
Stock offering	3.3	79.5	—	—	—	82.8
Employee benefit plan stock issuance	—	1.2	—	—	—	1.2
Acquisition of treasury stock	—	—	—	—	(1.3)	(1.3)

Balance, December 31, 2002	$28.5	$352.7	$(32.1)	$(35.2)	$(1.3)	$312.6

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Lone Star Technologies, Inc. ("Lone Star", or the "Company"), a Delaware corporation, is a management and holding company with four principal operating subsidiaries, Lone Star Steel Company ("Steel"), Fintube Technologies, Inc. ("Fintube"), acquired January 3, 2000, Bellville Tube Company, L.P. ("Bellville"), acquired April 1, 2000, and Wheeling Machine Products, Inc. ("Wheeling"), acquired October 1, 2002. Steel manufactures and globally markets oilfield tubular products to the oil and gas drilling industry, mechanical tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets. Fintube manufactures specialty finned tubular products used in a variety of heat recovery applications including combined-cycle electrical power generation. Bellville manufactures oilfield tubular products. Wheeling manufactures couplings used to connect individual sections of oilfield casing and tubing.

        Lone Star's consolidated revenues are not seasonal. However, demand for oilfield products is subject to significant fluctuations due to the volatility of oil and gas prices and domestic drilling activity as well as other factors including competition from imports. Demand for mechanical tubing and finned tubular products are primarily subject to fluctuations in general economic conditions.

ACCOUNTING POLICIES—NOTE A

        Principles of consolidation.    The consolidated financial statements include the accounts of Lone Star and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, unless otherwise noted.

        Cash and cash equivalents.    Lone Star's cash and cash equivalents include commercial bank accounts and highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months.

        Inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out ("LIFO") method for approximately 84% and 91% of the Company's total inventories after LIFO reserve at December 31, 2002 and 2001, respectively. The cost of remaining inventories is determined using the first-in, first-out ("FIFO") method. Inventories include raw materials, labor, overhead and certain supplies.

        Property, plant, and equipment are stated at cost. Significant betterments and improvements are capitalized if they extend the useful life of the asset, while maintenance and repairs are expensed when incurred. Depreciation is provided on the straight-line method over the estimated useful lives of depreciable assets as follows:

Land improvements	3 - 39 Years
Buildings, structures and improvements	4 - 25 Years
Machinery and equipment	3 - 30 Years

        Impairment of long-lived assets.    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Lone Star periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. At December 31, 2002, the Company believes that its long-lived assets have not been impaired.

        Income taxes.    Lone Star applies the provisions of SFAS No. 109, "Accounting for Income Taxes," which utilizes an asset and liability approach for financial accounting and income tax reporting.

Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards and are adjusted whenever tax rates or other provisions of income tax statutes change. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

        Revenue recognition.    Product revenues are recognized as sales when revenue is earned and is realized or realizable. This includes satisfying the following criteria: the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed or determinable; delivery has occurred, which may include delivery to the customer storage warehouse location at one of the Company's subsidiaries in which instance, the risk of loss has been passed to the customer; and collectibility is reasonably assured. Freight and shipping that is billed to customers is included in net sales, and the cost of shipping is included in cost of sales. The Company has marketing agreements to sell steel oilfield tubular products manufactured by other companies. Revenue is recorded on a gross basis for certain transactions with alliance mills when the Company is the primary obligor, and has general inventory and credit risk, and certain other transactions are recorded net.

        Stock-Based Employee Compensation.    The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. As permitted, the Company has elected to adopt the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Refer to Note I for further information.

        Foreign currency translation.    Assets and liabilities of subsidiaries outside the United States are translated into U.S. dollars using current exchange rates. Revenue and expense accounts are translated at the average rates in effect during the year. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a component of shareholders' equity. Transaction gains/losses were not material.

        Business and Credit Risk.    Lone Star sells products to numerous customers primarily in the oil and gas drilling industry. Although this concentration could affect the Company's overall exposure to credit risk, management believes that the Company is exposed to minimal risk since the majority of its business is conducted with major companies within the industry. The Company performs on-going credit evaluations of its customers and generally does not require collateral when extending credit. The Company maintains a reserve for potential credit losses. Such losses have historically been within management's expectations. The Company does not have financial instruments with off-balance sheet risk.

        Lone Star maintains cash and cash equivalents with various financial institutions. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of the financial institutions. Lone Star has not sustained credit losses from instruments held at financial institutions.

        As of December 31, 2002, Lone Star had 1,900 employees. The employees at two of the Company's subsidiaries, an aggregate of 929 employees, are covered by five collective bargaining agreements that are due to expire in July 2003, September 2003 and May 2005.

        Fair Value of Financial Instruments.    The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. The fair value of Lone Star's senior subordinated debt based on quoted market prices was $137.4 million and $126.0 million at December 31, 2002 and 2001, respectively.

        As of December 31, 2002 and 2001, the Company had outstanding letters of credit of $2.1 million and $0.3 million, respectively, which approximates fair value.

        Use of Estimates.    Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. The Company's estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from those estimates. Significant estimates have been made to reserve for warranty claims and environmental obligations as follows:

        Lone Star's products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications. Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, the incurrence of an unusual amount of claims could alter the Company's exposure and the related reserve. The following table identifies changes in warranty reserves from December 31, 2001 to December 31, 2002:

Balance at December 31, 2001	$3.0
Add: accruals for warranties during the period	2.9
Accruals related to pre-existing warranties and changes in estimates	(0.1)
Deduct: settlements made during the period	(3.7)

Balance at December 31, 2002	$2.1

        Lone Star is subject to numerous environmental regulations and is actively remediating a few known exposures and conducting post-closure monitoring activities. The Company maintains an environmental reserve to cover the costs of expected remediation and post-closure monitoring and estimates the range of cost for the remediation and post-closure based on historical experience, results of monitoring and the known extent of exposure. The Company evaluates the range of exposure and records the reserve at the most probable amount within that range. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, given the nature of environmental exposures, significant changes in the reserve are possible.

        New Accounting Pronouncements.    In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are subsequently allocated to expense over the asset's useful life. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS No. 143 are not expected to have a material impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," however, this statement retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for segments of a business to be disposed. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144, which the Company adopted in 2002, did not have a material impact on the Company's consolidated financial statements.

        The FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145") in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Upon adoption of SFAS No. 145 in 2003, the extraordinary loss recorded in 2001 will be reclassified as other expense.

        The FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146") in June 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The provisions of SFAS No. 146 are not expected to have a material impact on the Company's consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretation's expanded disclosures will not have a material impact on the Company's financial position or results of operations. The Company is assessing, but at this point does not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on the financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123," ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. (See Note I.) The Company has not elected to make a voluntary change to the fair value based method of accounting for stock-based compensation.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of this interpretation will have a material impact on its financial position or results of operations.

BUSINESS SEGMENTS—NOTE B

        Lone Star currently has four operating subsidiaries that have separate management teams and infrastructures that offer different products and services. The subsidiaries have been aggregated under three reportable segments: oilfield, specialty tubing, and flat rolled steel and other tubular goods. Management evaluates segment performance based primarily on revenue and earnings from operations and are organized around the products and services provided to the customers each segment serves. No single customer comprised more than 10% of total net revenues in 2002, 2001 or 2000. Direct foreign revenues as a percent of total revenues were approximately 5% in 2002, 8% in 2001 and 8% in 2000.

        The accounting policies of each segment are the same as those described in Note A of Notes to Consolidated Financial Statements. Intersegment sales and transfers are not significant. Interest expense, interest income, other income and expense, and income taxes have not been allocated to the segments.

        Oilfield.    Oilfield products are comprised of casing, tubing, line pipe and couplings that are manufactured and marketed globally to the oil and gas drilling industry. The oilfield segment includes premium alloy and carbon welded oil country tubular goods, including casing, which acts as a structural retainer wall in oil and natural gas wellbores, and production tubing, which transmits hydrocarbons to the surface. Line pipe is used to gather and transmit oil and natural gas. Couplings are used to connect individual sections of oilfield casing and tubing.

        Specialty tubing.    Lone Star's specialty tubing business includes the manufacture, marketing and sale of a variety of tubular products, often custom-engineered products involving exacting applications, including the manufacture of hydraulic cylinders for construction and farm equipment, automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy lift crane boom chords, drill rods and liner hangers. Finned tubulars are used in fuel economizers, industrial processing, petrochemical plants, refineries and power technology applications.

        Flat rolled steel and other tubular goods.    Flat rolled steel is manufactured principally for use by the Company in the manufacture of tubular products. The Company also sells flat rolled steel to fabricators of large diameter pipe, storage tanks, rail cars and a variety of other construction and industrial products. Lone Star also provides transportation, storage and other services to a variety of industries.

        The following tables present information on the segments. The "Corporate / Other" column includes corporate related items and other insignificant nonsegments.

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate/ Other	Total
2002
Revenues	$304.2	$157.8	$61.7	$—	$523.7
Segment operating income (loss)	(8.6)	(15.1)	(0.8)	(37.3)	(61.8)
Depreciation and amortization	11.2	9.1	1.5	—	21.8
Total assets	256.4	200.5	26.3	129.7	612.9
Capital expenditures	9.1	6.6	0.2	—	15.9
2001
Revenues	$401.9	$187.7	$60.6	$—	$650.2
Segment operating income (loss)	35.7	8.0	(5.8)	(4.7)	33.2
Depreciation and amortization	11.8	9.7	1.2	0.3	23.0
Total assets	243.0	197.2	24.5	116.1	580.8
Capital expenditures	12.3	11.8	0.9	0.2	25.2
2000
Revenues	$362.0	$220.9	$62.4	$—	$645.3
Segment operating income (loss)	35.2	22.0	(1.1)	(3.9)	52.2
Depreciation and amortization	10.8	9.6	1.0	—	21.4
Total assets	238.1	216.6	21.2	39.4	515.3
Capital expenditures	10.0	11.6	1.7	—	23.3

GOODWILL AND OTHER INTANGIBLE ASSETS—NOTE C

        The Fintube, Bellville and Wheeling acquisitions have been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair values at the date of the acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired has been recorded as goodwill with the exception of the Wheeling acquisition, whereby no goodwill was acquired.

        In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was issued, addressing financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 eliminates amortization of goodwill and other intangible assets that are determined to have an indefinite useful life and, instead, requires goodwill to be tested for impairment, at least annually, and more frequently if an event occurs which indicates the goodwill may be impaired. The Company adopted SFAS No. 142 on January 1, 2002 and subsequently ceased goodwill amortization. The Company completed the first step of the transitional goodwill impairment test at the beginning of 2002, and completed the annual goodwill impairment test during the fourth quarter of 2002, which did not indicate impairment. Other intangible assets that are subject to amortization are amortized on a straight-line basis over their respective estimated useful lives of four to six years. The components of intangible assets were as follows:

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$0.9	$(0.5)	$0.7	$(0.3)
License agreements	0.6	(0.5)	0.6	(0.5)
Other	0.3	(0.2)	0.3	(0.1)

	$1.8	$(1.2)	$1.6	$(0.9)

Unamortized intangible assets:
Goodwill—oilfield	$10.4	$(1.2)	$10.4	$(1.2)
Goodwill—specialty tubing	49.5	(3.6)	49.5	(3.6)

	$59.9	$(4.8)	$59.9	$(4.8)

        Aggregate amortization expense related to intangible assets, other than goodwill, was $0.3 million, $0.5 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The non-compete agreements and license and other agreements are amortized over six years and five years, respectively. The estimated amortization expense for each of the years ending December 31, 2003 and 2004 will be $0.3 million and zero thereafter.

        In accordance with SFAS No. 142, the financial statements for the prior years have not been restated. A pro forma reconciliation of net income as if SFAS No. 142 had been adopted for the years ended December 31, 2002, 2001 and 2000 is presented below:

	2002	2001	2000
Reported net income (loss)	$(69.2)	$16.4	$38.6
Add back: goodwill amortization	—	2.1	2.7

Adjusted net income (loss)	$(69.2)	$18.5	$41.3

Basic net income (loss) per share:
Reported net income (loss)	$(2.52)	$0.67	$1.64
Add back: goodwill amortization	—	0.08	0.12

Adjusted net income (loss)	$(2.52)	$0.75	$1.76

Diluted net income (loss) per share:
Reported net income (loss)	$(2.52)	$0.66	$1.59
Add back: goodwill amortization	—	0.08	0.11

Adjusted net income (loss)	$(2.52)	$0.74	$1.70

ADDITIONAL BALANCE SHEET INFORMATION—NOTE D

	At December 31,
	2002	2001
Inventories
Finished goods	$52.5	$42.2
Work in process	48.5	47.2
Raw materials	63.2	50.4
Materials, supplies, and other	24.1	25.8

Total inventories before LIFO valuation reserve	188.3	165.6
Reserve to reduce inventories to LIFO value	(35.8)	(21.2)

Total inventories	152.5	144.4
Amount included in other noncurrent assets	(4.0)	(5.0)

Inventories, current	$148.5	$139.4

Property, plant, and equipment
Land and land improvements	$14.0	$13.1
Buildings, structures, and improvements	24.9	21.2
Machinery and equipment	375.8	347.9
Construction in progress	27.5	22.2

Total property, plant, and equipment	442.2	404.4
Less accumulated depreciation and amortization	(237.8)	(217.3)

Property, plant, and equipment, net	$204.4	$187.1

Other noncurrent assets
Inventory (supplies and spare parts)	$4.0	$5.0
Other	7.6	8.5

Total other noncurrent assets	$11.6	$13.5

Accrued liabilities
Accrued compensation	$8.2	$8.8
Warranty reserves	2.1	3.0
Environmental reserves	0.8	0.5
Pension obligations	2.5	2.1
Other	8.8	9.2

Total accrued liabilities	$22.4	$23.6

Other noncurrent liabilities
Environmental reserves	$8.9	$9.5
Litigation reserves	32.0	—
Other	3.9	4.4

Total other noncurrent liabilities	$44.8	$13.9

        Total inventory before LIFO valuation reserve approximates replacement cost. During 2002, the Company experienced reductions of inventory that resulted in the liquidation of previous inventory LIFO layers, the effect of which was not significant to the results of operations.

DEBT—NOTE E

        In October 2001, Lone Star entered into a three-year $100 million senior secured credit facility (the "Credit Facility") for use by Lone Star and its domestic subsidiaries. Borrowings under the Credit Facility can be used for general corporate purposes. Under the agreement, the Company can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. The availability under this facility was $97.9 million at December 31, 2002. Borrowings under the Credit Facility are collateralized by substantially all of the Company's assets, other than real estate. At the Company's option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest. At December 31, 2002 and 2001, no amount was outstanding under the Credit Facility.

        In 2000, Fintube had a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to finance a portion of the purchase price in the Fintube acquisition. In August 2001, the Fintube credit facility was paid in full early and terminated, resulting in the write off of $0.6 million in deferred financing costs as an extraordinary item. In addition, the Company terminated an interest rate swap agreement related to the Fintube credit facility. The settlement of the interest rate swap resulted in a $0.8 million charge included in other expenses for the year ended December 31, 2001.

        Steel engages in slab consignment and sales agreements with third parties. Under these agreements, Steel arranges for third parties to purchase slabs from vendors that manufacture the slabs and the third party consigns the slab inventory to Steel. Steel is then required to repurchase the slab inventory based on usage within specified time periods. These inventory financing transactions have been accounted for as product financing arrangements. Inventory financed under these arrangements is recorded as inventory by Steel. At December 31, 2002, there was $11.7 million included in accounts payable under these financing arrangements.

        On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due June 1, 2011 to qualified institutional buyers (the "Senior Notes"). Interest on the outstanding Senior Notes accrues at a rate of 9% per year, payable semi-annually in arrears on each June 1 and December 1. Lone Star used the proceeds received from the Senior Notes to pay down the revolving lines of credit, term loans, slab consignment obligations, and for general corporate purposes.

        The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Aletas y Birlos S.A., de C.V. (the "Non-Guarantor Subsidiary") (see Note L). Each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly owned by the Company.

        Total interest incurred by the Company was $12.7 million, $12.8 million and $14.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Total interest capitalized for the years ended December 31, 2002, 2001 and 2000 was $1.0 million, $0.7 million and $0.2 million, respectively.

SHAREHOLDERS' EQUITY—NOTE F

        On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf registration statement. Net proceeds to Lone Star were $82.8 million and were used to acquire Wheeling. Lone Star intends to use the remaining net proceeds from this sale to acquire complementary businesses or to make compatible asset investments and provide funds for working capital and other general corporate purposes.

        On May 2, 2001, Lone Star sold 1.2 million shares of its common stock under a previously filed universal shelf registration statement. The proceeds to Lone Star were $50.8 million. Proceeds of the sale were used to extinguish debt associated with credit facilities at Steel and Fintube and for general corporate purposes.

        The following table (in whole shares) identifies changes in common stock issued and treasury stock from December 31, 1999 to December 31, 2002.

	Issued	Treasury Stock	Outstanding
Balance, December 31, 1999	23,061,864	(462,991)	22,598,873
Stock offering	760,237	—	760,237
Employee benefit plans	—	294,669	294,669

Balance, December 31, 2000	23,822,101	(168,322)	23,653,779
Stock offering	1,150,000	—	1,150,000
Employee benefit plans	229,494	168,009	397,503

Balance, December 31, 2001	25,201,595	(313)	25,201,282
Stock offering	3,250,000	—	3,250,000
Employee benefit plans	87,419	(4,931)	82,488
Treasury stock purchase	—	(100,600)	(100,600)

Balance, December 31, 2002	28,539,014	(105,844)	28,433,170

EARNINGS PER SHARE—NOTE G

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities.

	2002	2001	2000
Numerator:
Net income (loss) before extraordinary item	$(69.2)	$17.0	$38.6
Extraordinary item	—	(0.6)	—

Net income (loss)	$(69.2)	$16.4	$38.6

Denominator:
Weighted-average shares used to compute basic EPS	27.5	24.7	23.5
Effect of dilutive securities:
Stock options	—	0.3	0.8

Weighted-average shares used to compute diluted EPS	27.5	25.0	24.3

        As a result of the loss incurred in 2002, no equivalent shares attributable to options were considered in computing diluted EPS as such options would be anti-dilutive. In 2001 and 2000, options to purchase 0.2 million shares of Lone Star stock were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective years, and therefore the effect would have been anti-dilutive.

INCOME TAXES—NOTE H

        Income tax benefit was $0.7 million in 2002; and, for 2001 and 2000, income tax expense was $0.8 million and $1.8 million, respectively, including federal alternative minimum tax and state and foreign income taxes. There was no deferred income tax expense or benefit for 2002, 2001 or 2000.

        A reconciliation of the U.S. federal statutory rate to actual income tax expense (benefit) is as follows:

	2002	2001	2000
Benefit (expense) at U.S. statutory rate	$24.5	$(6.2)	$(14.1)
State and other income taxes, net of federal benefit	0.7	(0.3)	(1.0)
Change in valuation allowance	(23.7)	5.7	13.3
Other	(0.8)	—	—

Total income tax benefit (expense)	$0.7	$(0.8)	$(1.8)

        The following table discloses the components of the deferred tax amounts at December 31, 2002 and 2001:

	2002	2001
Deferred tax assets:
Postretirement benefit accruals	$16.4	$13.0
Environmental reserves	3.3	3.5
Other expense accruals and reserves	5.3	5.0
Inventories	5.6	5.7
Other	0.8	0.9
Net operating loss carryforwards	101.8	80.9
Alternative minimum tax credit carryforward	1.6	2.0

Total deferred tax assets	134.8	111.0

Deferred tax liabilities:
Property, plant and equipment	(41.7)	(41.6)

Net deferred tax assets	93.1	69.4
Less valuation allowance	(93.1)	(69.4)

Net deferred tax amount	$—	—

        At December 31, 2002, Lone Star had federal tax net operating loss carryforwards (NOL's) of approximately $294.9 million available to offset future payments of federal income taxes, a portion of which may be related to American Federal Bank, a former subsidiary of Lone Star and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits. The NOL's are available for utilization by Lone Star, Steel, Fintube, Bellville, Wheeling and the other subsidiaries. If not utilized, the NOL's will expire in varying amounts between years 2003 and 2022, and their future availability may be limited if Lone Star or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. Lone Star's common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit the availability of the NOL's. The Company has an AMT credit carryforward totaling $1.6 million that may be carried forward indefinitely under U.S. Law.

        The ultimate realization of the deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results. Because of the uncertainty regarding possible utilization of NOL's and the sensitivity of earnings to the level of domestic drilling activity. As a result, valuation allowances were recorded to fully reserve the computed net deferred tax assets.

EMPLOYEE BENEFIT PLANS—NOTE I

        Defined contribution plans.    Defined contribution plans are available to substantially all full-time employees under which participants can make voluntary pretax contributions. For nonbargaining unit employees, matching contributions are provided within specified limits. Steel makes contributions at rates specified under collective bargaining agreements for its bargaining unit employees. Contributions totaled $2.9 million, $3.0 million and $2.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

        Nonqualified deferred compensation plan.    The Company has a nonqualified compensation plan for certain management personnel and highly compensated employees of Lone Star and its participating affiliates that provides eligible employees the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 25% of total compensation and Lone Star will match 50% of the amount deferred by each employee with the matching not to exceed $25,000. The total liability included in other noncurrent liabilities was $1.6 million and $1.1 million at December 31, 2002 and 2001, respectively.

        Employee stock purchase plan.    The Company has an employee stock purchase plan for all eligible employees. Eligible employees include all regular full-time employees of Lone Star and its subsidiaries who have been employed for at least 12 months. Eligible employees may defer up to 5% of their compensation for each quarter for the purchase of Lone Star common stock. Shares are purchased at the end of each quarter at a price equal to the lower of: (a) 90% of the market price of Lone Star's common stock on the first day of the quarter, or (b) 90% of the market price of Lone Star's common stock on the last day of the quarter. The maximum number of Lone Star shares that may be purchased for all participants under the plan is 200,000 shares, of which 177,851 shares were available to be issued at December 31, 2002.

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

        On the acquisition date of Fintube, Lone Star granted certain employees of Fintube options that vested only upon the achievement of certain operating performance criteria in 2000 and 2001. Fintube had recorded approximately $0.5 million in compensation expense related to the performance options granted to the employees of Fintube in 2000. All Fintube options that were outstanding at December 31, 2001 were cancelled in 2002 as a result of not achieving the targeted operating performance in 2001.

        Following is a summary of all stock option activity for the years shown:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, December 31, 1999	1,308,125	$15.98
Granted	650,000	33.79
Exercised	(282,400)	12.49
Cancelled/forfeited	(22,000)	27.19

Outstanding, December 31, 2000	1,653,725	23.43
Granted	484,375	38.27
Exercised	(265,375)	16.46
Cancelled/forfeited	(12,250)	34.22

Outstanding, December 31, 2001	1,860,475	28.66
Granted	555,000	16.90
Exercised	(1,500)	27.19
Cancelled/forfeited	(65,250)	29.82

Outstanding, December 31, 2002	2,348,725	$25.85

        At December 31, 2002, 1,474,789 shares were available for grant and options for 1,100,351 shares were exercisable. The following table summarizes information with respect to options outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Number of Shares	Weighted Average Exercise Price
$6.88-$10.32	83,600	$8.15	1.9	83,600	$8.15
11.06-16.59	824,375	14.21	7.8	262,500	13.32
16.75-25.13	221,875	19.97	4.6	219,532	20.00
27.19-40.79	1,079,500	34.51	7.5	468,625	33.50
41.11-61.67	139,375	47.58	7.9	66,094	48.75

$6.88-$61.67	2,348,725	$25.85	7.2	1,100,351	$24.99

        The weighted average fair value per option granted in 2002, 2001, and 2000 was $9.65, $20.78 and $17.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 4.79%, 4.77% and 6.69%; volatility of 62.25%, 54.10% and 49.37%; and, expected lives of five years for all option grants without payment of dividends. Lone Star accounts for this plan pursuant to APB Opinion No. 25, under which compensation cost has not been recognized with the exception of the performance options granted to certain Fintube employees described above. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of that expected in future years. Had compensation cost for this plan been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
Net income (loss) as reported	$(69.2)	$16.4	$38.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6.6)	(6.3)	(5.0)

Pro forma net income (loss)	$(75.8)	$10.1	$33.6
Basic earnings (loss) per share
as reported	$(2.52)	$0.67	$1.64
pro forma	$(2.76)	$0.41	$1.43
Diluted earnings (loss) per share
as reported	$(2.52)	$0.66	$1.59
pro forma	$(2.76)	$0.40	$1.39

        Lone Star also issued 72,750, 125,500 and 11,250 shares of restricted stock grants to certain employees, with a value of $1.1 million, $5.5 million and $0.4 million during 2002, 2001 and 2000, respectively. For restricted stock grants issued prior to 2002, the shares vest ratably over a four-year period. For restricted stock grants issued in 2002, the shares vest ratably over a five-year period. The Company recognized compensation expense related to these awards of $0.9 million, $0.7 million and $0.1 million in 2002, 2001 and 2000, respectively.

        Defined Benefit Pension and Postretirement Benefit Plans.    Steel has three defined benefit pension plans covering a substantial portion of its bargaining unit employees. Retirement benefits are based on years of service at progressively increasing flat-rate amounts. A special initial lump-sum pension payment equal to 13 weeks of vacation pay is also paid following retirement. It is generally the Company's policy to fund the minimum required contributions each year as required by applicable regulations.

        During 1996 and 1998, the three pension plans were amended so that new employees do not participate in the defined benefit plan. New employees are eligible to participate in one of the defined contribution retirement plans, as are substantially all other employees.

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

        The following represents the amounts recognized in the consolidated balance sheets at December 31, 2002 and 2001:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Postretirement benefit obligations—current	$1.2	$2.1	$1.3	$0.9
Postretirement benefit obligations—noncurrent	31.8	20.8	13.8	14.7
Other noncurrent assets—intangible asset	(1.1)	(1.3)	—	—
Accumulated other comprehensive loss	(30.8)	(15.9)	—	—

Net amount recognized	$1.1	$5.7	$15.1	$15.6

        The following table sets forth the changes in the plans' benefit obligations, assets and funded status at December 31, 2002 and 2001:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$80.6	$75.2	$13.3	$11.5
Service cost	0.9	0.9	0.6	0.5
Interest cost	5.2	5.4	0.9	0.8
Actuarial loss	6.5	5.4	2.0	1.1
Benefits paid	(6.3)	(6.3)	(1.8)	(0.6)

Benefit obligation at end of year	$86.9	$80.6	$15.0	$13.3

Change in Plan Assets
Fair value of plan assets at beginning of year	$57.1	$64.5	$—	$—
Actual return on plan assets	(4.1)	(1.3)	—	—
Employer contributions	6.7	0.2	1.8	0.6
Benefits paid	(6.3)	(6.3)	(1.8)	(0.6)

Fair value of plan assets at end of year	$53.4	$57.1	$—	$—

Reconciliation of Funded Status
Unfunded status—obligation in excess of assets	$33.5	$23.5	$15.0	$13.3
Unrecognized actuarial gain (loss)	(31.3)	(16.5)	0.1	2.3
Unrecognized prior service cost	(1.1)	(1.3)	—	—

Net amount recognized	$1.1	$5.7	$15.1	$15.6

        In determining the benefit obligation, weighted average discount rates of 6.75%, 6.75% and 7.5% and an annual increase in the compensation rate of 4% were used in 2002, 2001 and 2000, respectively. The expected long-term rate of return on plan assets was 8% for 2002 and 9% for 2001 and 2000. The Company uses an annual measurement date of November 30th.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The annual rate of increase in the per capita costs of covered health care benefits is assumed to decrease gradually from 14% to an ultimate trend rate of 7% by the year 2010. Increasing the assumed medical cost trend rates by one percentage point in each year would have resulted in a $1.3 million increase in the benefit obligation as of December 31, 2002, and a $0.2 million increase in the aggregate of the service cost and interest cost components of net periodic benefit expense for 2002. A 1% decrease in the assumed trend rates would have resulted in a $1.2 million decrease in the benefit obligation and a $0.1 million decrease in expense.

        The pension plans' assets consist primarily of short-term money market investments, government and corporate obligations, real estate, and public market equity securities.

        Net periodic benefit expense for 2002, 2001 and 2000, included the following components:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$0.9	$0.9	$0.9	$0.6	$0.5	$0.5
Interest cost	5.2	5.4	5.4	0.9	0.8	0.9
Expected return on plan asset	(5.0)	(5.5)	(5.3)	—	—	—
Amortization of net obligation at January 1, 1986	—	—	1.0	—	—	—
Amortization of prior service cost	0.2	0.2	0.2	—	—	—
Recognized net actuarial loss	0.8	—	—	(0.1)	(0.1)	—

Net periodic benefit expense	$2.1	$1.0	$2.2	$1.4	$1.2	$1.4

        Profit sharing plans.    Lone Star and its subsidiaries have profit sharing plans for substantially all employees that provide for payment of a specified percentage of quarterly operating earnings. Total payments to employees were $0.4 million, $3.2 million and $3.6 million for 2002, 2001 and 2000, respectively.

COMMITMENTS AND CONTINGENCIES—NOTE J

        As of December 31, 2002, the Company has a long-term purchase commitment totaling $10.4 million to acquire natural gas at specified minimum volumes and at a fixed price through September 2004.

        Equipment is leased under various operating leases. Rental expense totaled $5.0 million, $5.0 million and $3.8 million in 2002, 2001 and 2000, respectively. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows: 2003, $1.3 million; 2004, $1.0 million; 2005, $0.8 million; 2006, $0.6 million; 2007, $0.3 million; and thereafter, $0.1 million.

        Lone Star's operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. The primary governmental oversight agencies include the Texas Commission on Environmental Quality and the Environmental Protection Agency. The Company is engaged in various ongoing environmental monitoring and compliance programs, voluntary remediation activities, and capital improvement projects. Various environmental studies, monitoring programs, and capital projects are ongoing. Estimated expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities as shown in Note D and are computed on a non-discounted basis. Included in other noncurrent liabilities are environmental reserves of $8.9 million and $9.5 million at December 31, 2002 and 2001, respectively. Current reserves of $0.8 million and $0.5 million are included in accrued liabilities at December 31, 2002 and 2001, respectively. The Company believes that adequate accruals have been made related to all known environmental matters.

        On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company's Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill,

Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition. Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. The Company believes it has fully performed all of its obligations under the acquisition agreement and will vigorously contest the verdict. Lone Star has set up a reserve of $32 million which is included in non-current liabilities at December 31, 2002 with a corresponding charge to selling, general and administrative expenses for the year ended December 31, 2002.

        During the last four years, our subsidiary, Lone Star Steel Company (Steel), has been named as one of a number of defendants in 30 lawsuits alleging that certain individuals were exposed to asbestos on the defendants' premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $30,000 in the aggregate. Of the 30 lawsuits, eight have been settled or are pending settlement and eight have been dismissed or are pending dismissal. We did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by our insurance. We have accrued for our estimated exposure to known claims, but do not know the extent to which future claims may be filed. Therefore, we cannot estimate our exposure, if any, to unasserted claims.

        Lone Star and its subsidiaries are parties to a number of other lawsuits and controversies which are not discussed herein. Management of Lone Star and its operating companies, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter will have a material adverse effect on the results of operations, financial condition or cash flows of Lone Star and its subsidiaries, taken as a whole.

ACQUISITIONS—NOTE K

        Wheeling.    On October 1, 2002, Lone Star purchased the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, "Wheeling"), in cash for a base purchase price of $21.2 million plus a $16.7 million adjustment for working capital and approximately $0.4 million in acquisition related expenses (the "Wheeling Acquisition"). The Wheeling Acquisition was effective October 1, 2002. The results of Wheeling's operations have been included in the consolidated financial statements since that date. The acquired business is a leading domestic supplier of couplings used to connect individual sections of oilfield casing and tubing.

        The Wheeling Acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the acquisition. No goodwill was recognized in the acquisition. The preliminary net purchase price was allocated as follows:

Current assets	$17.3
Net property and equipment	21.4
Other assets	0.2
Liabilities assumed	(0.6)

Net purchase price	$38.3

        Fintube and Bellville.    On January 3, 2000, Lone Star through Fintube, a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Fintube Limited Partnership ("FLP") for a base purchase price of $82 million plus a $2.5 million adjustment for working capital and approximately $1.2 million in acquisition related expenses (the "Fintube Acquisition"). The Fintube Acquisition was effective as of January 1, 2000. The working capital adjustment was estimated at the closing and was reduced on an actual, post-closing basis by $0.7 million in July 2000. The consideration for the Fintube Acquisition was determined following a competitive bidding process and arm's-length negotiations between Lone Star and FLP. The acquired business involves the design and production of finned tubes and other products used in a variety of heat recovery applications. Lone Star is operating and using the assets acquired in the Fintube Acquisition in substantially the same manner as they were used by FLP prior to the Fintube Acquisition. Lone Star and Fintube utilized three different sources of financing to pay the purchase price. Lone Star used $20 million of cash that it received from Steel in connection with Steel's repayment of a $20 million subordinated loan from Lone Star. Steel borrowed the $20 million that it repaid to Lone Star under Steel's revolving line of credit. Additionally, Lone Star issued approximately $20 million of Lone Star common stock directly to the limited partners or other beneficial owners of FLP. Fintube entered into a new credit agreement that provided (i) approximately $7 million under a revolving credit facility and (ii) $39 million under a term loan facility, which was subsequently paid in full. See Note E.

        The Fintube Acquisition has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the acquisition. The excess purchase price over the estimated fair values of the net assets acquired was recorded as goodwill of $47.3 million and amortized on a straight-line basis over 30 years. Amortizable intangible assets acquired totaled $2.2 million and are amortized on a straight-line basis over 5-6 years. Beginning January 1, 2002, goodwill was no longer amortized in accordance with SFAS No. 142.

        On April 1, 2000, Lone Star through Bellville Acquisition, Inc., a wholly owned subsidiary of Lone Star, purchased substantially all of the assets of Bellville for a base purchase price of $14.8 million less a $0.2 million adjustment for working capital (the "Bellville Acquisition"). The working capital adjustment was estimated at the closing and was further adjusted by an additional $0.1 million on an actual, post-closing basis in July 2000. The consideration for the Bellville Acquisition was determined through arm's-length negotiations between Lone Star and Bellville. Lone Star financed the Bellville Acquisition through cash held by Lone Star and $5.0 million of borrowings. In connection with these borrowings, Steel borrowed $5.0 million under its present credit facility to repay the remaining $5.0 million of its subordinated loan to Lone Star. Lone Star guaranteed an additional $5.0 million of Steel's credit facility and pledged the stock of Bellville as collateral for such guaranty. The cash paid for the Bellville Acquisition was wired to Bellville on March 31, 2000; however, the purchase was not effective until April 1, 2000.

        The Bellville Acquisition by Lone Star has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Bellville Acquisition. The excess purchase price over the estimated fair values of the net assets acquired was approximately $7.2 million, has been recorded as goodwill and amortized on a straight-line basis over 30 years. Beginning January 1, 2002, goodwill was no longer amortized in accordance with SFAS No. 142.

        The operating results of the Wheeling, Fintube and Bellville acquisitions have been included in the Consolidated Statements of Income from the effective dates of acquisition. The unaudited pro forma results below assume the acquisitions occurred at the beginning of the period presented:

	December 31,
	2002	2001	2000
Net sales	$537.3	$674.8	$669.4
Net income (loss)	(67.4)	21.1	41.9
Basic income (loss) per share	$(2.45)	$0.85	$1.78
Diluted income (loss) per share	(2.45)	0.84	1.72

        The above pro forma results include adjustments to eliminate intercompany sales and give effect to amortization of goodwill, interest expense and other purchase price adjustments. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

GUARANTOR SUBSIDIARIES—NOTE L

        The following condensed, consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the accounts of the Non-Guarantor Subsidiary. Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiary is wholly-owned by the Company. Given the size of the Non-Guarantor Subsidiary relative to the Company on a consolidated basis, separate financial statements of the respective Guarantor Subsidiaries are not presented because management has determined that such information is not material in assessing the Guarantor Subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$119.3	$1.0	$0.2	$—	$120.5
Accounts receivable, net	3.9	57.5	2.7	(3.9)	60.2
Inventories	—	148.4	0.4	(0.3)	148.5
Other current assets	1.4	11.0	0.2	—	12.6

Total current assets	124.6	217.9	3.5	(4.2)	341.8
Investment in subsidiary	174.4	—	—	(174.4)	—
Property, plant and equipment, net	0.2	202.1	2.1	—	204.4
Goodwill, net	3.5	51.6	—	—	55.1
Other noncurrent assets	198.2	6.3	—	(192.9)	11.6

Total assets	$500.9	$477.9	$5.6	$(371.5)	$612.9

Liabilities & Shareholders' Equity
Accounts payable	$2.6	$28.1	$7.6	$(0.8)	$37.5
Accrued liabilities	1.8	20.0	0.6	—	22.4

Total current liabilities	4.4	48.1	8.2	(0.8)	59.9
Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	33.9	249.4	—	(192.9)	90.4

Total liabilities	188.3	297.5	8.2	(193.7)	300.3
Total shareholders' equity	312.6	180.4	(2.6)	(177.8)	312.6

Total liabilities & equity	$500.9	$477.9	$5.6	$(371.5)	$612.9

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net Revenues	$—	$528.6	$8.3	$(13.2)	$523.7
Cost of Goods Sold	—	520.7	8.5	(12.9)	516.3

Gross profit	—	7.9	(0.2)	(0.3)	7.4
Selling, general and administrative	37.2	30.9	1.1	—	69.2

Operating income (loss)	(37.2)	(23.0)	(1.3)	(0.3)	(61.8)
Equity in subsidiaries' income (loss)	(22.6)	—	—	22.6	—
Interest expense	(12.7)	—	—	—	(12.7)
Interest income	2.5	—	—	—	2.5
Other income (expense), net	0.1	1.7	—	0.3	2.1

Income (loss) before income taxes	(69.9)	(21.3)	(1.3)	22.6	(69.9)
Income tax (expense) benefit	0.7	—	—	—	0.7

Net income (loss)	$(69.2)	$(21.3)	$(1.3)	$22.6	$(69.2)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2.9	$(14.9)	$(0.4)	$—	$(12.4)
Cash flows from investing activities:
Capital expenditures	—	(15.6)	(0.3)	—	(15.9)
Proceeds from sale of PP&E	—	0.2	—	—	0.2
Acquisitions, net of cash acquired	(38.3)	—	—	—	(38.3)

Net cash provided by (used in) investing activities	(38.3)	(15.4)	(0.3)	—	(54.0)
Cash flows from financing activities:
Advances from parent	(32.5)	32.0	0.5	—	—
Proceeds from issuance of stock	82.8	—	—	—	82.8
Purchase of treasury stock	(1.3)	—	—	—	(1.3)

Net cash provided by financing activities	49.0	32.0	0.5	—	81.5
Effect of exchange rate changes	—	(1.1)	—	—	(1.1)

Net change in cash	13.6	0.6	(0.2)	—	14.0
Cash beginning balance	105.6	0.5	0.4	—	106.5

Cash ending balance	$119.2	$1.1	$0.2	$—	$120.5

CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2001

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Assets
Cash and cash equivalents	$105.6	$0.5	$0.4	$—	$106.5
Accounts receivable, net	4.6	68.2	2.1	(4.6)	70.3
Current inventories, net	—	138.5	0.9	—	139.4
Other current assets	0.7	7.4	0.8	—	8.9

Total current assets	110.9	214.6	4.2	(4.6)	325.1
Investment in subsidiaries	189.7	—	—	(189.7)	—
Property, plant and equipment, net	0.2	185.4	1.5	—	187.1
Goodwill, net	3.5	51.6	—	—	55.1
Other noncurrent assets	166.2	5.9	1.5	(160.1)	13.5

Total assets	$470.5	$457.5	$7.2	$(354.4)	$580.8

Liabilities & Shareholders' Equity
Accounts payable	$1.2	$39.8	$6.1	$(4.6)	$42.5
Accrued liabilities	1.5	21.5	0.6	—	23.6

Total current liabilities	2.7	61.3	6.7	(4.6)	66.1
Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	2.5	206.6	0.4	(160.1)	49.4

Total liabilities	155.2	267.9	7.1	(164.7)	265.5
Total shareholders' equity	315.3	189.6	0.1	(189.7)	315.3

Total liabilities & equity	$470.5	$457.5	$7.2	$(354.4)	$580.8

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2001

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net Revenues	$—	$653.5	$9.7	$(13.0)	$650.2
Cost of Goods Sold	—	583.7	10.2	(13.0)	580.9

Gross profit	—	69.8	(0.5)	—	69.3
Selling, general and administrative	(0.4)	35.7	0.8	—	36.1

Operating income (loss)	0.4	34.1	(1.3)	—	33.2
Equity in subsidiaries' income	19.7	—	—	(19.7)	—
Interest income (expense), net	1.2	(11.1)	—	—	(9.9)
Other income (expense), net	(4.9)	(0.5)	(0.1)	—	(5.5)

Income (loss) before income tax and extraordinary loss	16.4	22.5	(1.4)	(19.7)	17.8
Income tax (expense) benefit	—	(0.8)	—	—	(0.8)

Income (loss) before extraordinary loss	16.4	21.7	(1.4)	(19.7)	17.0
Extraordinary loss	—	(0.6)	—	—	(0.6)

Net income (loss)	$16.4	$21.1	$(1.4)	$(19.7)	$16.4

CONDENSED CONSOLIDATING CASH FLOW STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2001

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6.3)	$41.0	$(3.4)	$—	$31.3
Net cash provided by (used in) investing activities	10.3	(23.9)	(1.0)	—	(14.7)
Net cash provided by (used in) financing activities	76.3	(17.0)	4.3	—	63.2

Net change in cash	80.3	0.1	(0.1)	—	79.8
Cash beginning balance	25.3	0.4	0.5	—	26.7

Cash ending balance	$105.6	$0.5	$0.4	$—	$106.5

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2000

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net Revenues	$—	$651.7	$3.3	$(9.7)	$645.3
Cost of Goods Sold	—	566.3	2.8	(9.7)	559.4

Gross profit	—	85.4	0.5	—	85.9
Selling, general and administrative	(0.8)	34.0	0.5	—	33.7

Operating income	0.8	51.4	—	—	52.2
Equity in subsidiaries' income	35.5	—	—	(35.5)	—
Interest income (expense), net	1.9	(14.4)	—	0.1	(12.4)
Other income (expense), net	0.4	0.4	(0.1)	(0.1)	0.6

Income (loss) before income tax	38.6	37.4	(0.1)	(35.5)	40.4
Income tax (expense) benefit	—	(1.7)	(0.1)	—	(1.8)

Net income (loss)	$38.6	$35.7	$(0.2)	$(35.5)	$38.6

FOR THE YEAR ENDED DECEMBER 31, 2000

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4.3	$(12.4)	$(0.5)	$—	$(8.6)
Net cash flows used in investing activities	6.1	(102.3)	(2.0)	—	(96.6)
Net cash flows provided by financing activities	3.5	104.5	2.8	—	109.7

Net change in cash	13.9	(10.2)	0.3	—	4.5
Net cash beginning balance	11.4	10.6	0.2	—	22.2

Net cash ending balance	$25.3	$0.4	$0.5	$—	$26.7

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)—NOTE M

	2002-Quarter Ended
	First	Second	Third	Fourth	Total Year
Net revenues	$123.2	$150.1	$142.7	$107.7	$523.7
Gross profit	5.0	8.9	0.8	(7.3)	7.4
Net loss	(5.9)	(2.4)	(10.4)	(50.5)	(69.2)
Per common share—basic
Net loss available to common shareholders	$(0.23)	$(0.08)	$(0.37)	$(1.77)	$(2.52)
Per common share—diluted
Net loss available to common shareholders	$(0.23)	$(0.08)	$(0.37)	$(1.77)	$(2.52)
	2001-Quarter Ended
	First	Second	Third	Fourth	Total Year
Net revenues	$179.4	$184.4	$168.9	$117.5	$650.2
Gross profit	24.5	27.7	16.3	0.8	69.3
Income (loss) before extraordinary item	13.4	16.3	3.8	(16.5)	17.0
Net income (loss)	13.4	16.3	3.2	(16.5)	16.4
Per common share—basic
Income (loss) before extraordinary item	$0.56	$0.66	$0.15	$(0.65)	$0.69
Net income (loss)	0.56	0.66	0.13	(0.65)	0.67
Per common share—diluted
Income (loss) before extraordinary item	$0.55	$0.65	$0.15	$(0.65)	$0.68
Net income (loss)	0.55	0.65	0.13	(0.65)	0.66

LONE STAR TECHNOLOGIES, INC.
Schedule II—Valuation and Qualifying Accounts
December 31, 2000, 2001 and 2002
($ in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2000
Allowance for doubtful accounts	$1.3	$0.6	$0.1	$—	$2.0
Valuation allowance on net deferred tax assets	83.7	—	—	(9.2)	74.5
Year ended December 31, 2001
Allowance for doubtful accounts	2.0	0.7	—	(0.9)	1.8
Valuation allowance on net deferred tax assets	74.5	—	—	(5.1)	69.4
Year ended December 31, 2002
Allowance for doubtful accounts	1.8	0.1	—	(0.3)	1.6
Valuation allowance on net deferred tax assets	69.4	—	23.7	—	93.1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Audit Committee of the Board of Directors of Lone Star Technologies, Inc. ("Lone Star") annually considers and recommends to the Board the selection of Lone Star's independent public accountants. As recommended by Lone Star's Audit Committee, Lone Star's Board of Directors on June 6, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as Lone Star's independent public accountants and engaged Deloitte & Touche LLP to serve as Lone Star's independent public accountants for 2002.

        Andersen's reports on Lone Star's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During Lone Star's two most recent fiscal years and through the date of the Form 8-K on June 6, 2002, notifying of such auditor change, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Lone Star's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a) (1) (v) of Regulation S-K.

        Lone Star provided Andersen with a copy of the foregoing disclosures. A copy of Andersen's letter, dated June 6, 2002, stating its agreement with such statements was filed as an exhibit to Lone Star's Form 8-K dated June 6, 2002.

        During Lone Star's two most recent fiscal years and through the date of the Form 8-K on June 6, 2002, notifying of such auditor change, Lone Star did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Lone Star's consolidated financial statements, or any other matters or reportable events listed in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required under this item is contained in Lone Star's proxy statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information required under this item is contained in Lone Star's proxy statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock, directors and executive officers and securities authorized for issuance under equity compensation plans is contained in Lone Star's proxy statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information required under this item with respect to directors and executive officers is contained in Lone Star's proxy statement for the 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Lone Star, including our consolidated subsidiaries, and was accumulated and communicated to them by others within those entities, as appropriate during the period when this report was being prepared in order to allow timely decisions regarding required disclosure.

        In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements—The following Consolidated Financial Statements are filed as part of this report:
	•	Reports of Independent Public Accountants
	•	Consolidated Statements of Income—for the years ended December 31, 2002, 2001, and 2000
	•	Consolidated Balance Sheets at December 31, 2002 and 2001
	•	Consolidated Statements of Cash Flows—for the years ended December 31, 2002, 2001, and 2000
	•	Consolidated Statements of Shareholders' Equity—at December 31, 2002, 2001, 2000, and 1999
	•	Notes to Consolidated Financial Statements
2.	Schedule II—Valuation and Qualifying Accounts
Note:
All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.
3.	Index to Exhibits

Description

2.1	Asset Purchase Agreement dated as of November 16, 1999 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership (incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000.)
2.2	First Amendment to Asset Purchase Agreement dated as of January 1, 2000 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership (incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000.)
2.3	Asset Purchase Agreement dated as of March 7, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star as filed on April 14, 2000.)
2.4	First Amendment to Asset Purchase Agreement dated as of March 31, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K of Lone Star as filed on April 14, 2000.)
2.5	Purchase and Sale Agreement among North Star Steel Company, Universal Tubular Services, Inc., Cargill, Incorporated, Lone Star Technologies, Inc., and Star Seamless, Inc., dated as of August 16, 2001 (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star as filed on August 17, 2001).
2.6	Asset Purchase Agreement, dated September 9, 2002, among Lone Star, Wheeling Acquisition Corporation (a wholly-owned subsidiary of Lone Star), Wheeling and Nassau Holding Corporation, as Owner of Wheeling (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star dated September 30, 2002 and filed on October 7, 2002).
2.7	Amendment to Asset Purchase Agreement, dated September 30, 2002, among Lone Star, Wheeling Acquisition Corporation (a wholly-owned subsidiary of Lone Star), Wheeling and Nassau Holding Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K of Lone Star dated September 30, 2002 and filed on October 7, 2002).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of Lone Star as filed on April 4, 1986, File No. 33-4581).

3.2	Certificate of Amendment to Certificate of Incorporation dated September 30, 1986 (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement of Lone Star as filed on February 4, 2000, File No. 333-96207).
3.3	Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, Lone Star, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of Lone Star as filed on April 4, 1986, File No. 33-4581).
3.4	By-Laws as adopted March 6, 1986, as amended effective September 30, 1986 and March 15, 1990 (incorporated by reference to Exhibit 3.5 to Form S-3 Registration Statement of Lone Star as filed on February 4, 2000, file No. 333-96207).
3.5	Certificate of Amendment to Certificate of Incorporation dated May 20, 1998 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended June 30, 1998).
4.1	Statement of Resolution establishing Cumulative Preferred Stock, Series A (par value $1 per share), dated September 9, 1988 (incorporated by reference to Exhibit 3(c) of Form 10-K of Lone Star filed April 7, 1989).
4.2	Lone Star Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002 (Eurobonds), dated August 26, 1987 (incorporated by reference to Exhibit 4(c) of Form 10-K of Lone Star as filed on April 7, 1989).
4.3	Stock Registration Agreement dated January 1, 2000 among Lone Star Technologies, Inc., Fintube Limited Partnership, Yorktown Energy Partners, Brown University Third Century Fund, Warburg, Dillon, Reed, L.L.C. and Ticonderoga Partners and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Form S-3 Registration Agreement of Lone Star as filed on February 4, 2000, File No. 333-96207).
4.4	Letter Agreement dated October 19, 2000 by Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation to Lone Star (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to Form S-3 Registration Statement of Lone Star as filed on October 30, 2000, File No. 333-41130).
4.5	Indenture dated as of May 29, 2001 among Lone Star, Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel Company, Lone Star Logistics, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., T&N Lone Star Warehouse Co., Texas & Northern Railway Company, Lone Star STHoldings, Inc., Fintube Technologies, Inc., Fintube Canada, Inc., Bellville Tube Corporation, and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).
4.6	Exchange and Registration Rights Agreement dated May 29, 2001, among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, CIBC World Markets Corp., Dresdner Kleinwort Wasserstein Securities LLC, RBC Dominion Securities Corporation, and The Robinson-Humphrey Company, LLC (incorporated by reference to Exhibit 4.4 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).
10.1	Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of Lone Star as filed on October 22, 1993).*
10.1(a)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form 10-Q of LoneStar for the quarter ended June 30, 1997). *
10.1(b)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 14, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1998). *

10.1(c)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 11, 1999 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1999). *
10.1(d)	Amendment to the Amended 1985 Long-Term Incentive Plan adopted on May 9, 2000 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 2000.) *
10.1(e)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 2001 (incorporated by reference to same numbered exhibit to Form 10-Q for the quarter ended June 30, 2001). *
10.1(f)	Amendment to the 1985 Long-Term Incentive Plan adopted on May 9, 2002 (incorporated by reference to same numbered exhibit to Form 10-Q for the quarter ended June 30, 2002). *
10.2	Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between Lone Star and John P. Harbin, Charles J. Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between Lone Star and Rhys J. Best (incorporated by referenceto same numbered Exhibit to Form 10-K for the year ended December 31, 1997).*
10.3	Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1996).
10.4	Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein (incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 1997).
10.5	Cost Sharing Agreement dated as of July 1, 1997 between Lone Star and Steel (incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1997).
10.6	Compromise and Settlement Agreement and Release dated July 31, 1997 between Lone Star and Guaranty Federal Bank, F.S.B. (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 1997).
10.7	Consulting Agreement dated as of July 23, 1998 between Lone Star and John P. Harbin (incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended September 30, 1998).*
10.8	Phantom Stock Deferred Compensation Plan adopted on September 22, 1998 (incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 1998).*
10.9	Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 1999).
10.10	Subordination Agreement dated March 12, 1999 between Lone Star and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 1999).
10.11	Intercreditor Agreement dated March 12, 1999 among Lone Star, Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 1999).
10.12	Amendment agreement dated December 28, 1999 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 1999).
10.13(a)	Limited Guaranty dated December 28, 1999 of Lone Star in favor of The CIT Group/Business Credit, Inc., as Agent (incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 1999).

10.14(b)	Limited Guaranty dated as of March 31, 2000 by and between the CIT Group/Business Credit, Inc., as agent, and Lone Star (incorporated by reference to Exhibit 2.3 to Form 8-K of Lone Star as filed on April 14, 2000).
10.15(c)	Stock Pledge Agreement dated as of March 31, 2000 by and between the CIT Group/Business Credit, Inc., as agent, and Lone Star (incorporated by reference to Exhibit 2.4 to Form 8-K of Lone Star as filed on April 14, 2000).
10.16	Credit Agreement dated as of January 3, 2000 among Fintube Technologies, Inc. ("Fintube"), the financial institutions named in the Agreement ("Lenders") and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2000).
10.17	Employee Stock Purchase Plan adopted on May 9, 2000 (incorporated by reference to Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2000).*
10.18	Deferred Compensation Plan adopted by Lone Star's Board of Directors on May 9, 2000 and as amended by Lone Star's Board of Directors on December 3, 2002. *
10.19	Amendment agreement dated September 29, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended September 30, 2000).
10.20	Amendment agreement dated October 25, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2000).
10.21	Modification Agreement dated September , 2000 to Credit Agreement dated as of January 3, 2000 among Fintube, the Lenders and Bank of America, N.A.,as Agent for the Lenders (incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 2000).
10.22	Second Modification Agreement dated February 20, 2001 to Credit Agreement dated as of January 3, 2000 among Fintube, the Lenders and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to Exhibit 10.41 to Form 10-K for the year ended December 31, 2000).
10.23	Employment Agreement dated May 7, 2001 between Lone Star and Rhys J. Best (incorporated by reference to Exhibit 99.1 to Form 8-K of Lone Star as filed on May 9, 2001).*
10.24	Purchase Agreement dated May 23, 2001 among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, RBC Dominion Securities Corporation, and The Robinson-Humphrey Company, LLC (incorporated by reference to Exhibit 10.10 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).
10.25	Consulting Employment Agreement dated January 1, 2000, among Fintube Technologies, Inc., Jerry E. Ryan, and Lone Star (incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended March 31, 2001).*
10.26	Employment Agreement dated January 1, 2000 between Fintube Technologies, Inc. and Larry Sims (incorporated by reference to Exhibit 10.43 to Form 10-Q for the quarter ended March 31, 2001).*
10.27	Amended and Restated Financing Agreement dated October 8, 2001 among The CIT Group/Business Credit, Inc. (as Agent and Lender), the Lenders party thereto, and Lone Star, Lone Star Steel Company, Fintube Technologies, Inc., Lone Star Logistics, Inc., T&N Lone Star Warehouse Co., Texas & Northern Railway Company, Fintube Canada, Inc. and Bellville Tube Corporation (as Borrowers), and Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., and Lone Star ST Holdings, Inc. (as Guarantors) (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form S-4 of Lone Star as filed on October 9, 2001, File No. 333-63944).

10.28	First Amendment, dated as of December 31, 2001, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2002).
10.29	Second Amendment, dated March 13, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2002).
10.30	Third Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2002).
10.31	Fourth Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2002).
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of BDO-Hernandez Marron y Cia., S.C.
24	Powers of Attorney.
99.1	Code of Ethics for Senior Financial Officers adopted by Lone Star's Board of Directors on March 20, 2003.

*
Management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K:

Date of Report	Date Filed	Description
September 30, 2002	October 1, 2002	Disclosing press release regarding Lone Star's acquisition of Wheeling.
October 2, 2002	October 2, 2002	Regulation FD disclosure furnishing information regarding planned presentation to investors.
September 30, 2002	October 7, 2002	Disclosing Lone Star's acquisition of Wheeling.
November 11, 2002	November 8, 2002	Regulation FD disclosure furnishing information regarding planned presentation to investors.
September 30, 2002	November 14, 2002	Form 8-K/A (Amendment No. 1) amending Form 8-K filed on October 7, 2002 regarding Lone Star's acquisition of Wheeling and providing financial statements of Wheeling and pro forma financial information.
September 30, 2002	November 27, 2002	Form 8-K/A (Amendment No. 2) amending Form 8-K filed on October 7, 2002 regarding Lone Star's acquisition of Wheeling and restating and supplementing financial statements of Wheeling and pro forma financial information.

ITEM 16. SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.
Date: March 25, 2003	By:	/s/ CHARLES J. KESZLER (Charles J. Keszler) Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RHYS J. BEST (Rhys J. Best)	Chairman, Director, Chief Executive Officer and President (Principal Executive Officer)	March 25, 2003
/s/ CHARLES J. KESZLER (Charles J. Keszler)	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2003
/s/ FREDERICK B. HEGI, JR. * (Frederick B. Hegi, Jr.)	Director	March 25, 2003
/s/ ROBERT L. KEISER * (Robert L. Keiser)	Director	March 25, 2003
/s/ ROBERT KELLEY * (Robert Kelley)	Director	March 25, 2003
/s/ M. JOSEPH MCHUGH * (M. Joseph McHugh)	Director	March 25, 2003
/s/ THOMAS M. MERCER, JR. * (Thomas M. Mercer, Jr.)	Director	March 25, 2003
/s/ ALFRED M. MICALLEF * (Alfred M. Micallef)	Director	March 25, 2003
/s/ JERRY E. RYAN *, (Jerry E. Ryan)	Director	March 25, 2003
*By:	/s/ CHARLES J. KESZLER (Charles J. Keszler, Attorney-in-Fact)

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS
ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rhys J. Best, Chief Executive Officer of the Company, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Lone Star Technologies, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RHYS J. BEST Rhys J. Best Chief Executive Officer
Date: March 25, 2003

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934 AS
ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Charles J. Keszler, Chief Financial Officer of the Company, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Lone Star Technologies, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit the committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES J. KESZLER Charles J. Keszler Chief Financial Officer
Date: March 25, 2003

CERTIFICATION FILED PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Lone Star Technologies, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned hereby certifies in his capacity as an officer of the Company, pursuant to 18 U.S.C. § 1350, as adopted by § 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

  1.
  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ RHYS J. BEST Rhys J. Best Chief Executive Officer	/s/ CHARLES J. KESZLER Charles J. Keszler Chief Financial Officer

Date: March 25, 2003