Form 10-K/A
period 2002-12-31
LONE STAR TECHNOLOGIES INC
filed 2003-04-17
CIK 791348

Use these links to rapidly review the document
TABLE OF CONTENTS
EXPLANATORY NOTE

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        The Annual Report on Form 10-K of Lone Star Technologies, Inc. ("Lone Star") for the year ended December 31, 2002 is hereby amended to effect two changes in the report dated March 13, 2003 (the "Report") of Deloitte & Touche LLP. Although Item 8 of Form 10-K is restated in its entirety, the only changes in Item 8 are:

  •
  a clarification in the sixth paragraph of the Report that the accountants' procedures regarding disclosures for guarantor and nonguarantor subsidiaries for 2001 and 2000 were, in fact, "audit" procedures; and

  •
  an indication in the last paragraph of the Report that the disclosures and adjustments for 2001 and 2000 in Notes C (Goodwill and Other Intangible Assets) and L (Guarantor Subsidiaries), which were previously described as "appropriate," have also "been properly applied."

Except for the two above-described changes in the Report, no other changes were made in Item 8 or in the financial statements and accompanying notes included therein. The two changes in the Report resulted from comments Lone Star received from the staff of the Securities and Exchange Commission in connection with the staff's review of a universal shelf registration statement previously filed by Lone Star.

        In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 8, as so amended, is set forth below. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, Lone Star is including certain currently dated certifications and updated consents of independent accountants. The remainder of Lone Star's Annual Report on Form 10-K remains unchanged and is not reproduced in this Amendment No. 1.

PART II

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

        As presented in Note L, the Company changed the disclosure of its condensed consolidating financial information relating to guarantor and nonguarantor subsidiaries for 2001 and 2000 to present a separate column for the nonguarantor subsidiary. In the previously issued financial statements the nonguarantor and guarantor subsidiaries were included in a single column titled "subsidiaries". Our audit procedures with respect to the disclosures for guarantor and nonguarantor subsidiaries for 2001 and 2000 included (i) agreeing the newly presented column for the nonguarantor subsidiary to audited stand-alone financial statements of the subsidiary and (ii) testing the mathematical accuracy of the adjusted guarantor subsidiaries column by subtracting the amounts determined in (i) from the amounts included in the subsidiaries column in the previously issued financial statements. The financial statements of the nonguarantor subsidiary for the years ended December 31, 2001 and 2000 were audited by other auditors who expressed an unqualified opinion on those financial statements in their report dated January 17, 2002.

        In our opinion, the disclosures and adjustments for 2001 and 2000 in Notes C and L are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

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
3.	Index to Exhibits (except where indicated, all exhibits were previously filed).

Description

2.1	Asset Purchase Agreement dated as of November 16, 1999 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership (incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000.)
2.2	First Amendment to Asset Purchase Agreement dated as of January 1, 2000 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership (incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000.)
2.3	Asset Purchase Agreement dated as of March 7, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star as filed on April 14, 2000.)
2.4	First Amendment to Asset Purchase Agreement dated as of March 31, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K of Lone Star as filed on April 14, 2000.)
2.5	Purchase and Sale Agreement among North Star Steel Company, Universal Tubular Services, Inc., Cargill, Incorporated, Lone Star Technologies, Inc., and Star Seamless, Inc., dated as of August 16, 2001 (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star as filed on August 17, 2001).
2.6	Asset Purchase Agreement, dated September 9, 2002, among Lone Star, Wheeling Acquisition Corporation (a wholly-owned subsidiary of Lone Star), Wheeling and Nassau Holding Corporation, as Owner of Wheeling (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star dated September 30, 2002 and filed on October 7, 2002).
2.7	Amendment to Asset Purchase Agreement, dated September 30, 2002, among Lone Star, Wheeling Acquisition Corporation (a wholly-owned subsidiary of Lone Star), Wheeling and Nassau Holding Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K of Lone Star dated September 30, 2002 and filed on October 7, 2002).
3.1	Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(a) to Form S-4 Registration Statement of Lone Star as filed on April 4, 1986, File No. 33-4581).

3.2	Certificate of Amendment to Certificate of Incorporation dated September 30, 1986 (incorporated by reference to Exhibit 3.2 to Form S-3 Registration Statement of Lone Star as filed on February 4, 2000, File No. 333-96207).
3.3	Agreement and Plan of Merger dated March 6, 1986, among Steel, a Texas corporation, Lone Star, a Delaware corporation, and Lone Star Steel Company Merging Corporation, a Delaware corporation (incorporated by reference to Exhibit II to Form S-4 Registration Statement of Lone Star as filed on April 4, 1986, File No. 33-4581).
3.4	By-Laws as adopted March 6, 1986, as amended effective September 30, 1986 and March 15, 1990 (incorporated by reference to Exhibit 3.5 to Form S-3 Registration Statement of Lone Star as filed on February 4, 2000, file No. 333-96207).
3.5	Certificate of Amendment to Certificate of Incorporation dated May 20, 1998 (incorporated by reference to Exhibit 3.4 to Form 10-Q for the quarter ended June 30, 1998).
4.1	Statement of Resolution establishing Cumulative Preferred Stock, Series A (par value $1 per share), dated September 9, 1988 (incorporated by reference to Exhibit 3(c) of Form 10-K of Lone Star filed April 7, 1989).
4.2	Lone Star Indenture with Bankers Trust Company, Trustee, with respect to $50,000,000 8% Convertible Subordinated Debentures Due 2002 (Eurobonds), dated August 26, 1987 (incorporated by reference to Exhibit 4(c) of Form 10-K of Lone Star as filed on April 7, 1989).
4.3	Stock Registration Agreement dated January 1, 2000 among Lone Star Technologies, Inc., Fintube Limited Partnership, Yorktown Energy Partners, Brown University Third Century Fund, Warburg, Dillon, Reed, L.L.C. and Ticonderoga Partners and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Form S-3 Registration Agreement of Lone Star as filed on February 4, 2000, File No. 333-96207).
4.4	Letter Agreement dated October 19, 2000 by Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation to Lone Star (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to Form S-3 Registration Statement of Lone Star as filed on October 30, 2000, File No. 333-41130).
4.5	Indenture dated as of May 29, 2001 among Lone Star, Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel Company, Lone Star Logistics, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., T&N Lone Star Warehouse Co., Texas & Northern Railway Company, Lone Star STHoldings, Inc., Fintube Technologies, Inc., Fintube Canada, Inc., Bellville Tube Corporation, and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).
4.6	Exchange and Registration Rights Agreement dated May 29, 2001, among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, CIBC World Markets Corp., Dresdner Kleinwort Wasserstein Securities LLC, RBC Dominion Securities Corporation, and The Robinson-Humphrey Company, LLC (incorporated by reference to Exhibit 4.4 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).
10.1	Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of Lone Star as filed on October 22, 1993).*
10.1(a)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form 10-Q of LoneStar for the quarter ended June 30, 1997). *
10.1(b)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 14, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1998). *

10.1(c)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 11, 1999 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1999). *
10.1(d)	Amendment to the Amended 1985 Long-Term Incentive Plan adopted on May 9, 2000 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 2000.) *
10.1(e)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 2001 (incorporated by reference to same numbered exhibit to Form 10-Q for the quarter ended June 30, 2001). *
10.1(f)	Amendment to the 1985 Long-Term Incentive Plan adopted on May 9, 2002 (incorporated by reference to same numbered exhibit to Form 10-Q for the quarter ended June 30, 2002). *
10.2	Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between Lone Star and John P. Harbin, Charles J. Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between Lone Star and Rhys J. Best (incorporated by referenceto same numbered Exhibit to Form 10-K for the year ended December 31, 1997).*
10.3	Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1996).
10.4	Credit Agreement dated as of October 2, 1997 by and among Steel and the banks named therein (incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 1997).
10.5	Cost Sharing Agreement dated as of July 1, 1997 between Lone Star and Steel (incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1997).
10.6	Compromise and Settlement Agreement and Release dated July 31, 1997 between Lone Star and Guaranty Federal Bank, F.S.B. (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 1997).
10.7	Consulting Agreement dated as of July 23, 1998 between Lone Star and John P. Harbin (incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended September 30, 1998).*
10.8	Phantom Stock Deferred Compensation Plan adopted on September 22, 1998 (incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 1998).*
10.9	Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended March 31, 1999).
10.10	Subordination Agreement dated March 12, 1999 between Lone Star and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 1999).
10.11	Intercreditor Agreement dated March 12, 1999 among Lone Star, Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 1999).
10.12	Amendment agreement dated December 28, 1999 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 1999).
10.13(a)	Limited Guaranty dated December 28, 1999 of Lone Star in favor of The CIT Group/Business Credit, Inc., as Agent (incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 1999).

10.14(b)	Limited Guaranty dated as of March 31, 2000 by and between the CIT Group/Business Credit, Inc., as agent, and Lone Star (incorporated by reference to Exhibit 2.3 to Form 8-K of Lone Star as filed on April 14, 2000).
10.15(c)	Stock Pledge Agreement dated as of March 31, 2000 by and between the CIT Group/Business Credit, Inc., as agent, and Lone Star (incorporated by reference to Exhibit 2.4 to Form 8-K of Lone Star as filed on April 14, 2000).
10.16	Credit Agreement dated as of January 3, 2000 among Fintube Technologies, Inc. ("Fintube"), the financial institutions named in the Agreement ("Lenders") and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarter ended June 30, 2000).
10.17	Employee Stock Purchase Plan adopted on May 9, 2000 (incorporated by reference to Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2000).*
10.18	Deferred Compensation Plan adopted by Lone Star's Board of Directors on May 9, 2000 and as amended by Lone Star's Board of Directors on December 3, 2002. *
10.19	Amendment agreement dated September 29, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended September 30, 2000).
10.20	Amendment agreement dated October 25, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2000).
10.21	Modification Agreement dated September , 2000 to Credit Agreement dated as of January 3, 2000 among Fintube, the Lenders and Bank of America, N.A.,as Agent for the Lenders (incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 2000).
10.22	Second Modification Agreement dated February 20, 2001 to Credit Agreement dated as of January 3, 2000 among Fintube, the Lenders and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to Exhibit 10.41 to Form 10-K for the year ended December 31, 2000).
10.23	Employment Agreement dated May 7, 2001 between Lone Star and Rhys J. Best (incorporated by reference to Exhibit 99.1 to Form 8-K of Lone Star as filed on May 9, 2001).*
10.24	Purchase Agreement dated May 23, 2001 among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, RBC Dominion Securities Corporation, and The Robinson-Humphrey Company, LLC (incorporated by reference to Exhibit 10.10 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).
10.25	Consulting Employment Agreement dated January 1, 2000, among Fintube Technologies, Inc., Jerry E. Ryan, and Lone Star (incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended March 31, 2001).*
10.26	Employment Agreement dated January 1, 2000 between Fintube Technologies, Inc. and Larry Sims (incorporated by reference to Exhibit 10.43 to Form 10-Q for the quarter ended March 31, 2001).*
10.27	Amended and Restated Financing Agreement dated October 8, 2001 among The CIT Group/Business Credit, Inc. (as Agent and Lender), the Lenders party thereto, and Lone Star, Lone Star Steel Company, Fintube Technologies, Inc., Lone Star Logistics, Inc., T&N Lone Star Warehouse Co., Texas & Northern Railway Company, Fintube Canada, Inc. and Bellville Tube Corporation (as Borrowers), and Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., and Lone Star ST Holdings, Inc. (as Guarantors) (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form S-4 of Lone Star as filed on October 9, 2001, File No. 333-63944).

10.28	First Amendment, dated as of December 31, 2001, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2002).
10.29	Second Amendment, dated March 13, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2002).
10.30	Third Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2002).
10.31	Fourth Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2002).
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.**
23.2	Consent of BDO-Hernandez Marron y Cia., S.C.**
24	Powers of Attorney.
99.1	Code of Ethics for Senior Financial Officers adopted by Lone Star's Board of Directors on March 20, 2003.

*
Management contract or compensatory plan or arrangement.
**
Filed herewith.

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

LONE STAR TECHNOLOGIES, INC.
Date: April 17, 2003	By:	/s/ CHARLES J. KESZLER (Charles J. Keszler) Vice President and Chief Financial Officer

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
Date: April 17, 2003

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
Date: April 17, 2003

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

Date: April 17, 2003