Form 10-Q
period 2003-03-31
LONE STAR TECHNOLOGIES INC
filed 2003-05-12
CIK 791348

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2003

 COMMISSION FILE NUMBER: 1-12881

Lone Star Technologies, Inc.
(A Delaware Corporation)
I.R.S. Employer Identification Number: 75-2085454

15660 N. Dallas Parkway, Suite 500
Dallas, Texas 75248
(972) 770-6401

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of April 28, 2003, the number of shares of Common Stock outstanding at $1.00 par value per share was 28,426,628.

Lone Star Technologies, Inc.

Index

Part I—Financial Information

LONE STAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended March 31,
	2003	2002
Net revenues	$128.1	$123.2
Cost of goods sold	123.8	118.2

Gross profit	4.3	5.0
Selling, general and administrative expenses	9.9	9.3

Operating loss	(5.6)	(4.3)
Interest income	0.4	0.5
Interest expense	(3.3)	(3.2)
Other income	1.0	0.4
Other expense	(0.3)	—

Loss before income tax	(7.8)	(6.6)
Income tax benefit (expense)	(0.1)	0.7

Net loss	$(7.9)	$(5.9)

Per common share—basic:
Net loss available to common shareholders	$(0.28)	$(0.23)
Per common share—diluted:
Net loss available to common shareholders	$(0.28)	$(0.23)
Weighted average shares outstanding:
Basic	28.4	25.3
Diluted	28.4	25.3

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; $ in millions, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$133.9	$120.5
Accounts receivable, less allowances of $2.0 and $1.6, respectively	66.2	60.2
Inventories	137.6	148.5
Other current assets	11.9	12.6

Total current assets	349.6	341.8
Property, plant and equipment, net	201.5	204.4
Goodwill, net	55.1	55.1
Other noncurrent assets	10.6	11.6

Total assets	$616.8	$612.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$43.0	$37.5
Accrued liabilities	27.0	22.4

Total current liabilities	70.0	59.9
Senior subordinated debt	150.0	150.0
Other noncurrent liabilities	91.5	90.4

Total liabilities	311.5	300.3
Contingencies (See Note 8)
Shareholders' Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 28,561,071 and 28,539,014, respectively)	28.6	28.5
Capital surplus	353.1	352.7
Accumulated other comprehensive loss	(31.2)	(32.1)
Accumulated deficit	(43.1)	(35.2)
Treasury stock, at cost (165,844 and 105,844 common shares, respectively)	(2.1)	(1.3)

Total shareholders' equity	305.3	312.6

Total liabilities and shareholders' equity	$616.8	$612.9

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; $ in millions)

	For the Quarter Ended March 31,
	2003	2002
Net cash provided by (used in) operating activities	$15.5	$(5.3)
Cash flows from investing activities:
Capital expenditures	(2.8)	(3.4)
Proceeds from sale of property, plant and equipment	0.4	—

Net cash used in investing activities	(2.4)	(3.4)
Cash flows from financing activities:
Proceeds from option exercises	0.3	—
Purchase of treasury stock	(0.8)	—

Net cash used in financing activities	(0.5)	—
Effect of foreign exchange rate changes on cash	0.8	—

Net increase (decrease) in cash and cash equivalents	13.4	(8.7)
Cash and cash equivalents, beginning of period	120.5	106.5

Cash and cash equivalents, end of period	$133.9	$97.8

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

        In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2003 and the cash flows and the results of operations for the three months ended March 31, 2003 and 2002. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2002. The principal operating companies of Lone Star Technologies, Inc. ("Lone Star", or the "Company") are Lone Star Steel Company ("Steel"), Fintube Technologies, Inc. ("Fintube"), Bellville Tube Company ("Bellville") and Wheeling Machine Products, Inc. ("Wheeling"). The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star's Annual Report on Form 10-K for the year ended December 31, 2002. In these Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

        Lone Star uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

Note 2—Goodwill and Other Intangible Assets

        Goodwill identified with Lone Star's oilfield segment resulted from the acquisitions of Steel and Bellville. Goodwill identified with Lone Star's specialty tubing segment resulted from the acquisition of Fintube. Goodwill is tested for impairment annually by each reporting unit. Other intangible assets that are subject to amortization are amortized on a straight-line basis over their respective estimated useful lives of four to six years. The components of goodwill and intangible assets were as follows:

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$0.9	$(0.5)	$0.9	$(0.5)
License agreements	0.6	(0.6)	0.6	(0.5)
Other	0.3	(0.2)	0.3	(0.2)

	$1.8	$(1.3)	$1.8	$(1.2)

Goodwill:
Oilfield	$10.4	$(1.2)	$10.4	$(1.2)
Specialty tubing	49.5	(3.6)	49.5	(3.6)

	$59.9	$(4.8)	$59.9	$(4.8)

Note 3—Stock-Based Compensation Plans

        The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company's various stock-based compensation plans. No stock-based employee compensation cost was reflected in net earnings related to incentive and nonqualified stock options, as all option grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense was recognized related to restricted stock grants for the quarters ended March 31, 2003 and 2002, respectively. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" in accounting for the plan.

	For the Quarter Ended March 31,
	2003	2002
Net loss as reported	$(7.9)	$(5.9)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.7)	(1.6)

Pro forma net loss	$(9.6)	$(7.5)

Basic earnings (loss) per share
as reported	$(0.28)	$(0.23)
pro forma	$(0.34)	$(0.30)
Diluted earnings (loss) per share
as reported	$(0.28)	$(0.23)
pro forma	$(0.34)	$(0.30)

Note 4—Inventories

        At March 31, 2003, inventories totaled $175.8 million before LIFO reserves and were composed of: finished goods, $55.0 million; work in process, $55.4 million; and raw materials and supplies, $65.4 million. Net of LIFO reserves of $34.5 million, inventories were $141.3 million, of which $3.7 million (consisting of supplies and spare parts) were classified as noncurrent assets.

Note 5—Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock. The numbers of shares used to compute basic earnings per share for the three months ended March 31, 2003 and 2002, respectively, were 28.4 million and 25.3 million. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and other dilutive securities. Lone Star had a net loss for the three months ended March 31, 2003 and 2002 and the effect of including dilutive securities in earnings per share would have been anti-dilutive. At March 31, 2003 and 2002, options to purchase 0.2 million common shares were excluded from the calculation of diluted earnings per share.

Note 6—Product Warranties

        Lone Star's products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications. Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, the incurrence of an unusual amount of claims could alter the Company's exposure and the related reserve. The following table identifies changes in warranty reserves from December 31, 2002 to March 31, 2003:

Balance at December 31, 2002	$2.1
Add: accruals for warranties during the period	0.4
Accruals related to pre-existing warranties and changes in estimates	—
Deduct: settlements made during the period	(0.1)

Balance at March 31, 2003	$2.4

Note 7—Treasury Shares

        Beginning in October 2002, the Company's Board of Directors authorized the open-market purchase of Lone Star's common stock from time to time for a total investment not to exceed $10.0 million. Since the inception of the stock buy-back program, a total of 160,600 shares have been repurchased as treasury shares. The 165,844 treasury shares held as of March 31, 2003 and 105,844 shares held as of December 31, 2002 are reported at their acquired cost.

Note 8—Business Segments Data

        The following table presents segment information. The "Corporate/Other" column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate/ Other	Total
Quarter ended March 31, 2003
Revenues	$80.5	$34.5	$13.1	$—	$128.1
Segment operating income (loss)	(1.1)	(3.0)	0.4	(1.9)	(5.6)
Depreciation and amortization	3.4	2.3	0.3	—	6.0
Total assets	266.9	190.0	19.4	140.5	616.8
Capital expenditures	1.2	1.6	—	—	2.8
Quarter ended March 31, 2002
Revenues	$69.7	$42.8	$10.7	$—	$123.2
Segment operating loss	(1.4)	(0.4)	(1.4)	(1.1)	(4.3)
Depreciation and amortization	2.4	2.3	0.7	—	5.4
Total assets	224.9	217.7	15.9	106.6	565.1
Capital expenditures	1.8	1.6	—	—	3.4

Note 9—Contingencies

        On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company's Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition. Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. The Company believes it has fully performed all of its obligations under the acquisition agreement and will vigorously contest the verdict. Lone Star has set up a reserve of $32 million which is included in non-current liabilities at December 31, 2002 and March 31, 2003 with a corresponding charge to selling, general and administrative expenses for the year ended December 31, 2002.

        During the last four years, Steel has been named as one of a number of defendants in 30 lawsuits alleging that certain individuals were exposed to asbestos on the defendants' premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $30,000 in the aggregate. Of the 30 lawsuits, eight have been settled or are pending settlement and eight have been dismissed or are pending dismissal. Steel did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by insurance. The Company has accrued for its estimated exposure to known claims, but does not know the extent to which future claims may be filed. Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

        Lone Star's operations are subject to foreign, federal, state, provincial and local environmental laws and regulations concerning, among other things, waste materials, wastewater disposal and air emissions. The Company believes that its subsidiaries are currently in material compliance with all applicable environmental laws and regulations.

        Lone Star and its subsidiaries are parties to a number of other lawsuits and controversies that are not discussed herein. Management of Lone Star and its operating companies, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter will have a material adverse effect on the results of operations, financial condition or cash flows of Lone Star and its subsidiaries, taken as a whole.

Note 10—Guarantor Subsidiaries

        In 2001, the Company issued $150.0 million 9% senior subordinated notes due June 1, 2011 (the "Senior Notes"). The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Aletas y Birlos S.A., de C.V. (the "Non-Guarantor Subsidiary"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiary is wholly-owned by the Company.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AT MARCH 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$129.5	$4.3	$0.1	$—	$133.9
Accounts receivable, net	7.3	64.9	1.4	(7.4)	66.2
Inventories	—	137.0	0.6	—	137.6
Other current assets	1.3	10.1	0.5	—	11.9

Total current assets	138.1	216.3	2.6	(7.4)	349.6
Investment in subsidiary	167.9	—	—	(167.9)	—
Property, plant and equipment, net	0.2	199.3	2.0	—	201.5
Goodwill, net	3.5	51.6	—	—	55.1
Other noncurrent assets	186.5	5.6	—	(181.5)	10.6

Total assets	$496.2	$472.8	$4.6	$(356.8)	$616.8

Accounts payable	$0.5	$35.4	$8.4	$(1.3)	$43.0
Accrued liabilities	5.9	21.0	0.1	—	27.0

Total current liabilities	6.4	56.4	8.5	(1.3)	70.0
Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	34.5	244.7	—	(187.7)	91.5

Total liabilities	190.9	301.1	8.5	(189.0)	311.5
Total shareholders' equity	305.3	171.7	(3.9)	(167.8)	305.3

Total liabilities & equity	$496.2	$472.8	$4.6	$(356.8)	$616.8

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$133.9	$1.3	$(7.1)	$128.1
Cost of goods sold	—	130.1	1.2	(7.5)	123.8

Gross profit	—	3.8	0.1	0.4	4.3
Selling, general and administrative	1.8	7.9	0.2	—	9.9

Operating income (loss)	(1.8)	(4.1)	(0.1)	0.4	(5.6)
Equity in subsidiaries' income (loss)	(3.1)	—	—	3.1	—
Interest income	0.4	—	—	—	0.4
Interest expense	(3.3)	—	—	—	(3.3)
Other income (expense), net	—	1.6	(0.5)	(0.4)	0.7

Income (loss) before income taxes	(7.8)	(2.5)	(0.6)	3.1	(7.8)
Income tax (expense) benefit	(0.1)	—	—	—	(0.1)

Net income (loss)	$(7.9)	$(2.5)	$(0.6)	$3.1	$(7.9)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.7)	$17.4	$(0.2)	$(1.0)	$15.5
Cash flows from investing activities:
Capital expenditures	—	(2.7)	(0.1)	—	(2.8)
Proceeds from sale of PP&E	—	0.4	—	—	0.4

Net cash provided by (used in) investing activities	—	(2.3)	(0.1)	—	(2.4)
Cash flows from financing activities:
Advances from parent	11.4	(10.8)	(0.6)	—	—
Proceeds from exercise of options	0.3	—	—	—	0.3
Dividends paid to parent	—	(1.0)	—	1.0	—
Purchase of treasury stock	(0.8)	—	—	—	(0.8)

Net cash provided by (used in) financing activities	10.9	(11.8)	(0.6)	1.0	(0.5)
Effect of exchange rate changes	—	—	0.8	—	0.8

Net change in cash	10.2	3.3	(0.1)	—	13.4
Cash beginning balance	119.3	1.0	0.2	—	120.5

Cash ending balance	$129.5	$4.3	$0.1	$—	$133.9

CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$119.3	$1.0	$0.2	$—	$120.5
Accounts receivable, net	3.9	57.5	2.7	(3.9)	60.2
Inventories	—	148.4	0.4	(0.3)	148.5
Other current assets	1.4	11.0	0.2	—	12.6

Total current assets	124.6	217.9	3.5	(4.2)	341.8
Investment in subsidiary	174.4	—	—	(174.4)	—
Property, plant and equipment, net	0.2	202.1	2.1	—	204.4
Goodwill, net	3.5	51.6	—	—	55.1
Other noncurrent assets	198.2	6.3	—	(192.9)	11.6

Total assets	$500.9	$477.9	$5.6	$(371.5)	$612.9

Accounts payable	$2.6	$28.1	$7.6	$(0.8)	$37.5
Accrued liabilities	1.8	20.0	0.6	—	22.4

Total current liabilities	4.4	48.1	8.2	(0.8)	59.9
Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	33.9	249.4	—	(192.9)	90.4

Total liabilities	188.3	297.5	8.2	(193.7)	300.3
Total shareholders' equity	312.6	180.4	(2.6)	(177.8)	312.6

Total liabilities & equity	$500.9	$477.9	$5.6	$(371.5)	$612.9

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$123.2	$2.7	$(2.7)	$123.2
Cost of goods sold	—	118.4	2.5	(2.7)	118.2

Gross profit	—	4.8	0.2	—	5.0
Selling, general and administrative	1.1	7.8	0.4	—	9.3

Operating income (loss)	(1.1)	(3.0)	(0.2)	—	(4.3)
Equity in subsidiaries' income (loss)	(2.8)	—	—	2.8	—
Interest income	0.5	—	—	—	0.5
Interest expense	(3.2)	—	—	—	(3.2)
Other income (expense), net	—	0.4	—	—	0.4

Income (loss) before income taxes	(6.6)	(2.6)	(0.2)	2.8	(6.6)
Income tax (expense) benefit	0.7	—	—	—	0.7

Net income (loss)	$(5.9)	$(2.6)	$(0.2)	$2.8	$(5.9)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT
FOR THE QUARTER ENDED MARCH 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(9.1)	$3.4	$0.4	$—	$(5.3)
Cash flows from investing activities:
Capital expenditures	—	(3.1)	(0.3)	—	(3.4)

Net cash provided by (used in) investing activities	—	(3.1)	(0.3)	—	(3.4)
Cash flows from financing activities:
Advances from parent	—	(0.7)	0.7	—	—

Net cash provided by (used in) financing activities	—	(0.7)	0.7	—	—
Effect of exchange rate changes	—	0.6	(0.6)	—	—

Net change in cash	(9.1)	0.2	0.2	—	(8.7)
Cash beginning balance	105.6	0.5	0.4	—	106.5

Cash ending balance	$96.5	$0.7	$0.6	$—	$97.8

Note 11—New Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The provisions of SFAS No. 143, which the Company adopted in 2003, did not have a material impact on the Company's consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The provisions of FIN 45, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The provisions of FIN 46, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

Note 12—Subsequent Event

        On May 1, 2003, the Company acquired substantially all of the assets of Delta Tubular Services ("Delta") for $14.0 million in cash, subject to customary working capital adjustments. Delta, located in Houston, Texas, provides finishing and processing services to the OCTG market and complements the Company's current offerings within its oilfield segment. The preliminary purchase price was allocated to the assets and liabilities acquired based on the estimated fair values at the acquisition date. The accompanying consolidated financial statements do not include any revenues and expenses related to this acquisition.

Item 2. Management's Discussion And Analysis Of Results Of Operations And Financial Condition

        We are a leading domestic manufacturer and marketer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells. We are also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, we are a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural and power technology applications including heat recovery steam generation ("HRSG") products. On October 1, 2002, we acquired the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, "Wheeling"), one of the largest domestic suppliers of couplings used to connect individual sections of oilfield casing and tubing.

        Demand for oilfield products depends primarily upon the number of oil and natural gas wells being drilled, completed and reworked at any given time and the depth and drilling conditions of these wells. The level of these activities depends primarily on expectations as to future prices for natural gas and oil. Natural gas and oil prices are subject to significant fluctuations in response to even relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond Lone Star's control. Therefore, no assurance can be given regarding the extent of future demand for Lone Star's oilfield products.

        As the natural gas industry exited the winter season, the level of natural gas storage fell to record lows. Working natural gas storage was estimated to be 696 billion cubic feet at the end of March 2003, or 42% below normal, which the U.S. Energy Information Administration (EIA) determined to be the lowest March in EIA's records dating back to 1976. The EIA forecasts that approximately 2,200 and 2,300 billion cubic feet will have to be injected into storage between Spring 2003 and into Fall 2003 to get the needed level of storage before winter begins. Accordingly, the EIA expects strong natural gas drilling and development throughout 2003 and 2004. As such, the EIA believes that the Baker Hughes rig counts will increase to an average of 1067 in 2003 and to 1157 in 2004. For the quarter ended March 31, 2003, the Baker Hughes rig count was 962 compared to 761 for the same period ended March 31, 2002, an increase of approximately 26%. Compared to year-end 2002 in which the active rig count was 862, rig counts had increased approximately 12% by March 31, 2003. We believe that continued demand for our oilfield products will be positively affected by these trends.

        Demand for specialty tubing products including precision mechanical tubing and heat recovery tubular goods, or finned tubes, remained weak during the first quarter 2003 as the general U.S. economy remained fundamentally soft. Revenues from heat recovery tubular goods were up approximately 1%, however, which we believe indicates that the market for these products has stabilized, although at a low level. We believe that our specialty tubing segment will benefit if an improvement in the general economy occurs in 2003.

        Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. We evaluate our estimates, which consist of warranty claims, bad debts, environmental obligations, self-insurance claims and others primarily based on historical experience and business knowledge. These estimates are evaluated by management and revised as circumstances change.

Results Of Operations

        Consolidated revenues reported in the statements of income are as follows:

	For the Quarter Ended March 31,
	2003		2002
	$	%	$	%
Oilfield	80.5	63	69.7	56
Specialty tubing	34.5	27	42.8	35
Flat rolled steel and other	13.1	10	10.7	9

Consolidated net revenues	128.1	100	123.2	100

        Shipments of products are as follows:

	For the Quarter Ended March 31,
	2003		2002
	Tons	%	Tons	%
Oilfield	117,400	64	111,500	63
Specialty tubing	29,100	16	33,500	19
Flat rolled steel and other	36,800	20	31,800	18

Total shipments	183,300	100	176,800	100

        Revenues of $128.1 million for the three months ended March 31, 2003 reflect an increase of 4% compared to the same period in 2002, primarily due to increased shipments of oilfield products and flat rolled steel, offset slightly by a decrease in shipments in our specialty tubing segment. Our oilfield products consist of oil country tubular goods ("OCTG"), line pipe and couplings. Shipments of OCTG were up 36% from the first quarter 2002 and up 69% from the fourth quarter of 2002 principally due to accelerated and expanded drilling programs as the rig count rose by 100 rigs during the quarter compared to the end of the fourth quarter 2002 and has increased by more than 200 rigs compared to the end of March 2002. Additionally, average prices for our oilfield products increased approximately 5% in the first quarter 2003 compared to the first quarter of 2002.

        Specialty tubing product revenues were down 19% from the same period in 2002 as shipment volumes decreased 13% as compared to the first quarter of 2002, due to continued lower demand for precision mechanical tubulars in general industrial applications and reduced requirements from automotive customers. Revenues from heat recovery tubular goods and related products, which are approximately 25% of our specialty tubing segment, were down nearly 50% compared to the first quarter 2002 as reduced demand for finned tubing and related heat recovery products continued domestically in the United States as well as in certain foreign markets including Mexico, wherein the Mexican government has delayed several HRSG projects. Weak general economic conditions continue to negatively impact demand for specialty tubing products although we believe that the heat recovery tubular goods business appears to have bottomed in the fourth quarter 2002, as indicated by a 1% increase in revenues during the first quarter 2003 compared to the fourth quarter 2002.

        Flat rolled steel and other tubular revenues were up 22% compared to the same period in 2002 on 16% increased shipment volumes due to a 20% increase in pricing versus the same period 2002 and a slight increase in industrial demand as inventories at the larger principal suppliers of flat rolled steel including mini-mills were unable to meet demand.

        The gross profit for the three months ended March 31, 2003 was $4.3 million compared to $5.0 million for the same 2002 period. The operating loss for the three months ended March 31, 2003 was $5.6 million compared to an operating loss of $4.3 million in the first quarter of 2002. The gross profit was lower and operating loss was greater for the three months ended March 31, 2003 than the gross profit and operating loss for the same period of 2002, primarily due to a higher mix of non-premium oilfield products, which have lower margins, and higher unit costs associated with decreased production volumes and reduced overall revenues within the specialty tubing segment.

        Selling, general and administrative expenses were $9.9 million for the three months ended March 31, 2003, compared to $9.3 million for the same 2002 period. Higher selling, general and administrative expenses were due principally to the inclusion of $0.5 million of Wheeling's costs in the first quarter 2003, whose results are not included in same period 2002.

        Other income was $1.0 million in the first quarter 2003 compared to $0.4 million for the same period 2002. The increase is due to increases in royalty income related to our licensing agreements of certain specialty tubing technology.

Financial Condition And Liquidity

        Lone Star has no direct business operations other than Steel, Fintube, Wheeling and Bellville or significant sources of cash other than from investments or the sale of securities. Steel, Fintube, Wheeling and Bellville pay Lone Star an annual management fee of approximately $1.5 million, $1.0 million, $0.5 million and $0.2 million respectively.

        Each of Lone Star's principal operating companies requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings from Lone Star.

        Cash provided by (used in) operating activities was $15.5 million and $(5.3) million for the three months ended March 31, 2003 and 2002, respectively. The increase in cash provided by operations is primarily due to reduction in our investment in inventory and increased accounts payable and accrued liabilities.

        Cash used in investing activities was $2.4 million and $3.4 million for the three months ended March 31, 2003 and 2002, respectively. Cash used in investing activities for the three months ended March 31, 2003 and 2002 was to fund capital expenditures, offset in the first quarter 2003 by proceeds from the sale of property, plant and equipment of $0.4 million.

        Cash used in financing activities was $0.5 million for the three months ended March 31, 2003, related to purchases of treasury shares totaling $0.8 million offset by proceeds from the exercise of stock options of $0.3 million. For the quarter ended March 31, 2002, there was no activity in cash flows from financing activities.

        In October 2001, we entered into a restated and amended three-year $100 million senior secured credit facility for use by Lone Star and our domestic subsidiaries. Borrowings from this facility can be used for general corporate purposes. Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. This credit facility remains undrawn and, together with cash on hand, provided us total liquidity of approximately $234 million at March 31, 2003. Substantially all of our assets, other than real estate, collateralize this credit facility. At our option, the interest rate is the prime lending rate or LIBOR plus an applicable additional interest percentage. As a result, we will be subject to interest rate risk if we borrow from the credit facility.

        Our operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. We believe that these environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

        We believe that funds generated by operations, the proceeds from recent equity sales and borrowing capacity under our revolving credit facility will provide the liquidity necessary to fund cash requirements for the remainder of 2003.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        Lone Star and its subsidiaries do not invest in commodities or foreign currencies. Lone Star's invests in cash equivalents, short-term investments and marketable securities, in which the weighted average maturity is less than one year. Therefore, interest rate risk is not considered to be material.

        To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2003.

        Foreign sales are made mostly from Lone Star's foreign sales subsidiaries in the local countries and are not typically denominated in that currency. Any gains or losses from currency translation have not been material and Lone Star does not hedge foreign currency exposure.

Item 4.    Controls and Procedures

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Lone Star's management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a—14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in Lone Star's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II—Other Information

Item 1.    Legal Proceedings

        On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company's Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition. Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. The Company believes it has fully performed all of its obligations under the acquisition agreement and will vigorously contest the verdict. Lone Star has set up a reserve of $32 million which is included in non-current liabilities at December 31, 2002 and March 31, 2003 with a corresponding charge to selling, general and administrative expenses for the year ended December 31, 2002.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits:
	99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
Date of Report	Date Filed	Description
January 15, 2003	January 15, 2003	Regulation FD disclosure furnishing information regarding planned presentation to investors.
January 27, 2003	January 24, 2003	Regulation FD disclosure furnishing information regarding planned presentation to investors.
September 30, 2002	January 28, 2003
Form 8-K/A (Amendment No. 3) amending Form 8-K filed on October 7, 2002 regarding Lone Star's acquisition of Wheeling and providing financial statements of Wheeling and pro forma financial information.
March 24, 2003	March 24, 2003	Regulation FD disclosure furnishing information regarding planned presentation to investors.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.
	By:	/s/ CHARLES J. KESZLER Charles J. Keszler Vice President and Chief Financial Officer
Dated: May 12, 2003

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
4.
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
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Rhys J. Best Rhys J. Best Chief Executive Officer
Date: May 12, 2003

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
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
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Charles J. Keszler Charles J. Keszler Chief Financial Officer
Date: May 12, 2003

QuickLinks

Lone Star Technologies, Inc. Index Part I—Financial Information
LONE STAR TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF INCOME (unaudited; $ and shares in millions, except per share data)
LONE STAR TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited; $ in millions, except share data)
LONE STAR TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited; $ in millions)
LONE STAR TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET AT MARCH 31, 2003
CONDENSED CONSOLIDATING INCOME STATEMENT FOR THE QUARTER ENDED MARCH 31, 2003
CONDENSED CONSOLIDATING CASH FLOW STATEMENT FOR THE QUARTER ENDED MARCH 31, 2003
CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2002
CONDENSED CONSOLIDATING INCOME STATEMENT FOR THE QUARTER ENDED MARCH 31, 2002
CONDENSED CONSOLIDATING CASH FLOW STATEMENT FOR THE QUARTER ENDED MARCH 31, 2002
Financial Condition And Liquidity
Part II—Other Information
Signatures
Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002