Form 10-Q
period 2003-06-30
LONE STAR TECHNOLOGIES INC
filed 2003-07-18
CIK 791348

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 8, 2003, the number of shares of Common Stock outstanding at $1.00 par value per share was 28,455,358.

LONE STAR TECHNOLOGIES, INC.

INDEX

PART I—FINANCIAL INFORMATION

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues	$141.3	$150.1	$269.4	$273.3
Cost of goods sold	137.9	141.2	261.7	259.4

Gross profit	3.4	8.9	7.7	13.9
Selling, general and administrative expenses	10.5	9.3	20.4	18.6

Operating loss	(7.1)	(0.4)	(12.7)	(4.7)
Interest income	0.3	0.7	0.7	1.2
Interest expense	(3.5)	(3.2)	(6.8)	(6.4)
Other income	1.2	0.7	2.2	1.1
Other expense	(0.1)	(0.1)	(0.4)	(0.1)

Loss before income tax	(9.2)	(2.3)	(17.0)	(8.9)
Income tax benefit (expense)	—	(0.1)	(0.1)	0.6

Net loss	$(9.2)	$(2.4)	$(17.1)	$(8.3)

Per common share—basic:
Net loss available to common shareholders	$(0.32)	$(0.08)	$(0.60)	$(0.31)
Per common share—diluted:
Net loss available to common shareholders	$(0.32)	$(0.08)	$(0.60)	$(0.31)
Weighted average shares outstanding:
Basic	28.4	27.6	28.4	26.4
Diluted	28.4	27.6	28.4	26.4

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; $ in millions, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$42.5	$120.5
Accounts receivable, less allowances of $2.0 and $1.6, respectively	80.6	60.2
Inventories	130.0	148.5
Other current assets	14.5	12.6

Total current assets	267.6	341.8
Property, plant and equipment, net	224.3	204.4
Goodwill	59.4	55.1
Other noncurrent assets	42.9	11.6

Total assets	$594.2	$612.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$28.0	$37.5
Accrued liabilities	26.6	22.4

Total current liabilities	54.6	59.9
Senior subordinated debt	150.0	150.0
Other noncurrent liabilities	92.1	90.4

Total liabilities	296.7	300.3
Contingencies (See Note 11)
Shareholders' Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 28,628,598 and 28,539,014, respectively)	28.6	28.5
Capital surplus	354.3	352.7
Accumulated other comprehensive loss	(30.8)	(32.1)
Accumulated deficit	(52.3)	(35.2)
Treasury stock, at cost (173,240 and 105,844 common shares, respectively)	(2.3)	(1.3)

Total shareholders' equity	297.5	312.6

Total liabilities and shareholders' equity	$594.2	$612.9

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; $ in millions)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net loss	$(9.2)	$(2.4)	$(17.1)	$(8.3)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired companies:
Depreciation and amortization	6.2	5.3	12.2	10.7
Gain on sale of property, plant and equipment	—	—	(0.4)	—
Non-cash charge for stock compensation	0.5	0.4	0.5	0.7
Accounts receivable	(10.8)	(19.8)	(16.8)	(19.2)
Inventories	7.9	3.6	18.8	7.0
Accounts payable and accrued liabilities	(16.5)	12.8	(6.4)	2.5
Other assets/liabilities	(34.2)	(1.7)	(31.4)	(0.5)

Net cash used in operating activities	(56.1)	(1.8)	(40.6)	(7.1)
Cash flows from investing activities:
Capital expenditures	(2.5)	(2.5)	(5.3)	(5.9)
Proceeds from sale of property, plant and equipment	—	—	0.4	—
Cash paid for acquistions, net of cash received	(33.9)	—	(33.9)	—

Net cash used in investing activities	(36.4)	(2.5)	(38.8)	(5.9)
Cash flows from financing activities:
Proceeds from exercise of options	0.7	—	1.0	—
Net proceeds from equity offering	—	82.8	—	82.8
Purchase of treasury stock	—	—	(0.8)	—

Net cash provided by financing activities	0.7	82.8	0.2	82.8
Effect of foreign exchange rate changes on cash	0.4	—	1.2	—

Net increase (decrease) in cash and cash equivalents	(91.4)	78.5	(78.0)	69.8
Cash and cash equivalents, beginning of period	133.9	97.8	120.5	106.5

Cash and cash equivalents, end of period	$42.5	$176.3	$42.5	$176.3

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        In the opinion of management, the unaudited condensed consolidated financial statements for Lone Star Technologies, Inc. and its consolidated subsidiaries ("Lone Star" or the "Company") include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 2003 and the cash flows and the results of operations for the three- and six-month periods ended June 30, 2003 and 2002. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2002. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star's Annual Report on Form 10-K/A for the year ended December 31, 2002. In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

        On May 1, 2003, Lone Star acquired substantially all of the assets of Delta Tubular Processing ("Delta"), a leading provider of high-quality customized oil country tubular processing services, for approximately $14.0 million in cash.

        On June 2, 2003, Lone Star acquired certain assets of Frank's Tubular International (since renamed Delta Tubular International, or "Delta International"), a leading provider of high-quality threading and inspection services to the oil country tubular goods market, for approximately $18.9 million in cash.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," Lone Star has included in its results of operations the results of Delta and Delta International from their respective dates of acquisition.

        Lone Star uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

NOTE 2—INVENTORY

        The components of inventory at June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002
Raw materials	$36.8	$52.5
Work-in-process	59.5	48.5
Finished goods	50.6	63.2
Materials, supplies and other	23.4	24.1

Total inventories before LIFO valuation reserve	170.3	188.3
Reserve to reduce inventories to LIFO value	(36.8)	(35.8)

Total inventories	133.5	152.5
Amount included in other noncurrent assets	(3.5)	(4.0)

Inventories, current	$130.0	$148.5

NOTE 3—EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The numbers of shares used to compute basic earnings per share for the three months ended June 30, 2003 and 2002, were 28.4 million and 27.6 million, respectively and for the six months ended June 30, 2003 and 2002, were 28.4 million and 26.4 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and other dilutive securities. Lone Star had a net loss for the three- and six-month periods ended June 30, 2003 and 2002 and the effect of including dilutive securities in earnings per share would have been anti-dilutive. At June 30, 2003 and 2002, options to purchase 0.3 million common shares were excluded from the calculation of diluted earnings per share.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill identified with Lone Star's oilfield segment resulted from the acquisitions of Lone Star Steel ("Steel"), Bellville Tube Company, L.P. ("Bellville"), Delta and Delta International. Goodwill identified with Lone Star's specialty tubing segment resulted from the acquisition of Fintube Technologies, Inc. ("Fintube"). Goodwill is tested for impairment annually. Other intangible assets that are subject to amortization are amortized on a straight-line basis over their respective estimated weighted average useful lives of four to ten years. The components of purchased amortizable intangible assets associated with completed acquisitions at June 30, 2003 and December 31, 2002 as are follows:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$1.3	$(0.5)	$0.9	$(0.5)
License agreements	0.6	(0.6)	0.6	(0.5)
Other	0.5	(0.2)	0.3	(0.2)

	$2.4	$(1.3)	$1.8	$(1.2)

        Amortization expense related to purchased intangible assets was $0.1 million for each of the three- and six-month periods ended June 30, 2003 and $0.1 million for the six-month period ended June 30, 2002.

        Estimated future amortization expense related to purchased intangible assets at June 30, 2003 is as follows:

Fiscal year:
2003 (Remaining 6 months)	$0.2
2004	0.3
2005	0.2
2006	0.1
2007	0.1
Thereafter	0.2

Total	$1.1

        Goodwill allocated to Lone Star's reportable segments as of December 31, 2002 and changes in the carrying amount of goodwill for the six-month period ended June 30, 2003 are as follows:

	Oilfield	Specialty Tubing	Total
Balance at December 31, 2002	$9.2	$45.9	$55.1
Goodwill acquired during the period	4.3	—	4.3

Balance at June 30, 2003	$13.5	$45.9	$59.4

NOTE 5—RESTRICTED CASH

        At June 30, 2003, Lone Star had restricted cash of $32 million included in "Other noncurrent assets" related to a cash deposit that collateralizes a bond for a breach of contract judgment on appeal. See Note 11—Contingencies.

NOTE 6—PRODUCT WARRANTIES

        Lone Star's products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications. Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, the incurrence of an unusual amount of claims could alter the Company's exposure and the related reserve. The following table identifies changes in warranty reserves from December 31, 2002 to June 30, 2003:

Balance at December 31, 2002	$2.1
Add: accruals for warranties during the period	0.8
Accruals related to pre-existing warranties and changes in estimates	0.3
Deduct: settlements made during the period	(0.8)

Balance at June 30, 2003	$2.4

NOTE 7—TREASURY SHARES

        Beginning in October 2002, the Company's Board of Directors authorized the open-market purchase of Lone Star's common stock from time to time for a total investment not to exceed $10.0 million. Since the inception of the stock buy-back program, a total of 160,600 shares have been repurchased as treasury shares. The 173,240 treasury shares held as of June 30, 2003 and 105,844 shares held as of December 31, 2002 are reported at their acquired cost.

NOTE 8—STOCK-BASED COMPENSATION PLANS

        The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company's various stock-based compensation plans. No stock-based employee compensation cost was reflected in net earnings related to incentive and nonqualified stock options, as all option grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, $0.5 million of compensation expense was recognized related to restricted stock grants for the three-and six-month periods ended June 30, 2003 and $0.4 million and $0.7 million for the three-and six-month periods ended June 30, 2002, respectively.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," in accounting for the plans.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(9.2)	$(2.4)	$(17.1)	$(8.3)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0.5	0.4	0.5	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(2.0)	(3.9)	(3.9)

Pro forma net loss	$(10.9)	$(4.0)	$(20.5)	$(11.5)

Basic and diluted earnings (loss) per share
as reported	$(0.32)	$(0.08)	$(0.60)	$(0.31)
pro forma	$(0.38)	$(0.14)	$(0.72)	$(0.44)

NOTE 9—BUSINESS SEGMENTS DATA

        The following table presents segment information. The "Corporate/Other" column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate/ Other	Total
Quarter ended June 30, 2003
Revenues	$98.0	$32.1	$11.2	$—	$141.3
Segment operating income (loss)	(1.1)	(3.4)	(0.6)	(2.0)	(7.1)
Depreciation and amortization	3.9	2.1	0.2	—	6.2
Total assets	311.3	180.8	17.8	84.3	594.2
Capital expenditures	1.8	0.7	—	—	2.5
Quarter ended June 30, 2002
Revenues	$92.9	$44.2	$13.0	$—	$150.1
Segment operating income (loss)	3.1	(1.2)	(1.1)	(1.2)	(0.4)
Depreciation and amortization	2.4	2.2	0.7	—	5.3
Total assets	233.0	219.5	19.4	185.9	657.8
Capital expenditures	1.5	1.0	—	—	2.5
	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate/ Other	Total
Six months ended June 30, 2003
Revenues	$178.5	$66.6	$24.3	$—	$269.4
Segment operating income (loss)	(2.2)	(6.4)	(0.2)	(3.9)	(12.7)
Depreciation and amortization	7.3	4.4	0.5	—	12.2
Total assets	311.3	180.8	17.8	84.3	594.2
Capital expenditures	3.0	2.3	—	—	5.3
Six months ended June 30, 2002
Revenues	$162.6	$87.0	$23.7	$—	$273.3
Segment operating income (loss)	1.7	(1.6)	(2.5)	(2.3)	(4.7)
Depreciation and amortization	4.8	4.5	1.4	—	10.7
Total assets	233.0	219.5	19.4	185.9	657.8
Capital expenditures	3.2	2.7	—	—	5.9

NOTE 10—ACQUISITIONS

Delta

        On May 1, 2003, Lone Star purchased substantially all of the assets of Delta, a leading provider of high-quality customized oil country tubular processing services, for a base purchase price of approximately $14.0 million in cash and approximately $0.2 million in acquisition related expenses. The acquisition of Delta enhances Lone Star's competitive position in the oilfield segment and leverages certain cost synergies. In connection with the purchase, $4.1 million was allocated to goodwill and $0.4 million to amortizable intangible assets. The amortizable intangible assets are being amortized over their estimated useful life of five to ten years. Delta's results of operations have been included in the consolidated financial statements since the date of acquisition.

Delta International

        On June 2, 2003, Lone Star purchased certain assets of Frank's Tubular International ("Frank's"), a leading provider of high-quality threading and inspection services, for a base purchase price of $18.9 million in cash and approximately $0.8 million in acquisition related expenses. Subsequent to the acquisition, Lone Star changed the name of Frank's to Delta Tubular International. The acquisition of Delta International further enhances Lone Star's competitive position within the oilfield segment by offering customers a broad range of oilfield services and helps Lone Star leverage cost synergies. In connection with the purchase, $0.2 million was allocated to goodwill and $0.2 million was allocated to amortizable intangible assets, which is being amortized over its estimated useful life of five years. Delta International's results of operations have been included in the consolidated financial statements since the date of acquisition.

        The following unaudited pro forma financial information presents the combined results of operations of Lone Star, Delta and Delta International as if the acquisitions had occurred as of the beginning of the periods presented.

	Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net revenues	$143.6	$154.8	$275.5	$279.5
Net loss	(9.7)	(3.0)	(18.1)	(9.9)
Net loss per share (basic and diluted)	$(0.34)	$(0.11)	$(0.64)	$(0.38)

NOTE 11—CONTINGENCIES

        On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company's Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition. Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. Lone Star believes it has fully performed all of its obligations under the acquisition agreement and will vigorously contest the verdict. Lone Star has set up a reserve of $32 million which is included in non-current liabilities at December 31, 2002 and June 30, 2003 with a corresponding charge to selling, general and administrative expenses for the year ended December 31, 2002.

        During the last four years, Steel has been named as one of a number of defendants in 31 lawsuits alleging that certain individuals were exposed to asbestos on the defendants' premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $60,000 in the aggregate. Of the 31 lawsuits, eleven have been settled or are pending settlement and nine have been dismissed or are pending dismissal. Steel did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by insurance. The Company has accrued for its estimated exposure to known claims, but does not know the extent to which future claims may be filed. Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

        In 2003, Lone Star's subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in five lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company ("Zink"). One of these lawsuits has been dismissed. Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. ("Koch") and renamed the now-inactive subsidiary "Zinklahoma, Inc." Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink. It is Lone Star's understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely. Koch continues to operate the business as John Zink Company, LLC ("Zink LLC"). In addition, Zink LLC has been named in four lawsuits in which the plaintiffs, one of whom has mesothelioma, allege exposure to asbestos in Zink's products and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater. Zink allegedly manufactured the flare and related components for the flare stack in the early 1970's. Koch is seeking indemnification from Lone Star with respect to these seven lawsuits. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink's products have been borne by Zink's insurance carrier. Lone Star believes that Koch's indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

        Lone Star's operations are subject to foreign, federal, state, provincial and local environmental laws and regulations concerning, among other things, waste materials, wastewater disposal and air emissions. The Company believes that its subsidiaries are currently in material compliance with all applicable environmental laws and regulations.

        Lone Star and its subsidiaries are parties to a number of other lawsuits and controversies that are not discussed herein. Management of Lone Star and its operating companies, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter, including the lawsuits referred to in the second and third paragraphs of this Note 11, will have a material adverse effect on the results of operations, financial condition or cash flows of Lone Star and its subsidiaries, taken as a whole.

NOTE 12—GUARANTOR SUBSIDIARIES

        In 2001, the Company issued $150.0 million 9% senior subordinated notes due June 1, 2011 (the "Senior Notes"). The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Aletas y Birlos S.A., de C.V. (the "Non-Guarantor Subsidiary").

Each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly-owned by the Company.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AT JUNE 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$40.1	$1.9	$0.5	$—	$42.5
Accounts receivable, net	10.3	71.0	0.8	(1.5)	80.6
Inventories	—	128.9	1.1	—	130.0
Other current assets	1.0	13.0	0.5	—	14.5

Total current assets	51.4	214.8	2.9	(1.5)	267.6
Investment in subsidiaries	192.6	—	—	(192.6)	—
Property, plant and equipment, net	0.3	222.0	2.0	—	224.3
Goodwill, net	3.5	55.9	—	—	59.4
Other noncurrent assets	236.5	6.0	0.1	(199.7)	42.9

Total assets	$484.3	$498.7	$5.0	$(393.8)	$594.2

Accounts payable	$0.5	$20.6	$8.3	$(1.4)	$28.0
Accrued liabilities	1.8	24.5	0.3	—	26.6

Total current liabilities	2.3	45.1	8.6	(1.4)	54.6
Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	34.5	257.4	—	(199.8)	92.1

Total liabilities	186.8	302.5	8.6	(201.2)	296.7
Total shareholders' equity	297.5	196.2	(3.6)	(192.6)	297.5

Total liabilities & equity	$484.3	$498.7	$5.0	$(393.8)	$594.2

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$148.0	$1.4	$(8.1)	$141.3
Cost of goods sold	—	144.6	1.4	(8.1)	137.9

Gross profit	—	3.4	—	—	3.4
Selling, general and administrative	1.9	8.5	0.1	—	10.5

Operating income (loss)	(1.9)	(5.1)	(0.1)	—	(7.1)
Equity in subsidiaries' income (loss)	(4.4)	—	—	4.4	—
Interest income	0.3	—	—	—	0.3
Interest expense	(3.5)	—	—	—	(3.5)
Other income (expense), net	0.3	0.7	(0.4)	0.5	1.1

Income (loss) before income taxes	(9.2)	(4.4)	(0.5)	4.9	(9.2)
Income tax (expense) benefit	—	—	—	—	—

Net income (loss)	$(9.2)	$(4.4)	$(0.5)	$4.9	$(9.2)

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$281.8	$2.8	$(15.2)	$269.4
Cost of goods sold	—	274.5	2.7	(15.5)	261.7

Gross profit	—	7.3	0.1	0.3	7.7
Selling, general and administrative	3.8	16.3	0.3	—	20.4

Operating income (loss)	(3.8)	(9.0)	(0.2)	0.3	(12.7)
Equity in subsidiaries' income (loss)	(7.5)	—	—	7.5	—
Interest income	0.7	—	—	—	0.7
Interest expense	(6.8)	—	—	—	(6.8)
Other income (expense), net	0.4	2.3	(0.9)	—	1.8

Income (loss) before income taxes	(17.0)	(6.7)	(1.1)	7.8	(17.0)
Income tax (expense) benefit	(0.1)	—	—	—	(0.1)

Net income (loss)	$(17.1)	$(6.7)	$(1.1)	$7.8	$(17.1)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(40.2)	$0.2	$(0.6)	$—	$(40.6)
Cash flows from investing activities:
Capital expenditures	(0.1)	(5.1)	(0.1)	—	(5.3)
Proceeds from sale of PP&E	—	0.4	—	—	0.4
Cash paid for acquisitions, net of cash	(33.9)	—	—	—	(33.9)

Net cash provided by (used in) investing activities	(34.0)	(4.7)	(0.1)	—	(38.8)
Cash flows from financing activities:
Advances from parent	(6.7)	6.6	0.1	—	—
Proceeds from exercise of options	1.0	—	—	—	1.0
Dividends paid to parent	1.5	(1.5)	—	—	—
Purchase of treasury stock	(0.8)	—	—	—	(0.8)

Net cash provided by (used in) financing activities	(5.0)	5.1	0.1	—	0.2
Effect of exchange rate changes	—	0.3	0.9	—	1.2

Net change in cash	(79.2)	0.9	0.3	—	(78.0)
Cash beginning balance	119.3	1.0	0.2	—	120.5

Cash ending balance	$40.1	$1.9	$0.5	$—	$42.5

CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$119.3	$1.0	$0.2	$—	$120.5
Accounts receivable, net	3.9	57.5	2.7	(3.9)	60.2
Inventories	—	148.4	0.4	(0.3)	148.5
Other current assets	1.4	11.0	0.2	—	12.6

Total current assets	124.6	217.9	3.5	(4.2)	341.8
Investment in subsidiaries	174.4	—	—	(174.4)	—
Property, plant and equipment, net	0.2	202.1	2.1	—	204.4
Goodwill, net	3.5	51.6	—	—	55.1
Other noncurrent assets	198.2	6.3	—	(192.9)	11.6

Total assets	$500.9	$477.9	$5.6	$(371.5)	$612.9

Accounts payable	$2.6	$28.1	$7.6	$(0.8)	$37.5
Accrued liabilities	1.8	20.0	0.6	—	22.4

Total current liabilities	4.4	48.1	8.2	(0.8)	59.9
Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	33.9	249.4	—	(192.9)	90.4

Total liabilities	188.3	297.5	8.2	(193.7)	300.3
Total shareholders' equity	312.6	180.4	(2.6)	(177.8)	312.6

Total liabilities & equity	$500.9	$477.9	$5.6	$(371.5)	$612.9

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE QUARTER ENDED JUNE 30, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$150.1	$3.0	$(3.0)	$150.1
Cost of goods sold	—	141.2	3.0	(3.0)	141.2

Gross profit	—	8.9	—	—	8.9
Selling, general and administrative	1.2	7.6	0.5	—	9.3

Operating income (loss)	(1.2)	1.3	(0.5)	—	(0.4)
Equity in subsidiaries' income (loss)	1.1	—	—	(1.1)	—
Interest income	0.7	—	—	—	0.7
Interest expense	(3.4)	0.2	—	—	(3.2)
Other income (expense), net	0.4	0.2	—	—	0.6

Income (loss) before income taxes	(2.4)	1.7	(0.5)	(1.1)	(2.3)
Income tax (expense) benefit	—	(0.1)	—	—	(0.1)

Net income (loss)	$(2.4)	$1.6	$(0.5)	$(1.1)	$(2.4)

CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$273.2	$5.7	$(5.6)	$273.3
Cost of goods sold	—	259.5	5.5	(5.6)	259.4

Gross profit	—	13.7	0.2	—	13.9
Selling, general and administrative	2.3	15.4	0.9	—	18.6

Operating income (loss)	(2.3)	(1.7)	(0.7)	—	(4.7)
Equity in subsidiaries' income (loss)	(1.0)	—	—	1.0	—
Interest income	1.2	—	—	—	1.2
Interest expense	(6.7)	0.3	—	—	(6.4)
Other income (expense), net	0.4	0.6	—	—	1.0

Income (loss) before income taxes	(8.4)	(0.8)	(0.7)	1.0	(8.9)
Income tax (expense) benefit	0.1	0.5	—	—	0.6

Net income (loss)	$(8.3)	$(0.3)	$(0.7)	$1.0	$(8.3)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT
FOR THE SIX MONTHS ENDED JUNE 30, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1.5	$(8.5)	$(0.1)	$—	$(7.1)
Cash flows from investing activities:
Capital expenditures	—	(5.6)	(0.3)	—	(5.9)

Net cash provided by (used in) investing activities	—	(5.6)	(0.3)	—	(5.9)
Cash flows from financing activities:
Advances from parent	(14.0)	13.2	0.8	—	—
Proceeds from equity offering	82.8	—	—	—	82.8

Net cash provided by (used in) financing activities	68.8	13.2	0.8	—	82.8
Effect of exchange rate changes	—	0.7	(0.7)	—	—

Net change in cash	70.3	(0.2)	(0.3)	—	69.8
Cash beginning balance	105.6	0.5	0.4	—	106.5

Cash ending balance	$175.9	$0.3	$0.1	$—	$176.3

NOTE 13—COMPREHENSIVE LOSS

        Comprehensive loss includes net earnings (loss) as well as other comprehensive income. Lone Star's other comprehensive income (loss) consists of a change in the cumulative translation adjustment. Comprehensive income (loss), net of taxes, for the three- and six-month periods ended June 30, 2003 and 2002 was:

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(9.2)	$(2.4)	$(17.1)	$(8.3)
Changes in cumulative translation adjustment	0.4	—	1.2	—

Comprehensive loss	$(8.8)	$(2.4)	$(15.9)	$(8.3)

NOTE 14—NEW ACCOUNTING PRONOUNCEMENTS

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The provisions of

SFAS No. 150, which the Company adopted in 2003, did not have a material impact on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        We are a leading domestic manufacturer and marketer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells. We are also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, we are a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural and power technology applications including heat recovery steam generation ("HRSG") products. On October 1, 2002, we acquired the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, "Wheeling"), one of the largest domestic suppliers of couplings used to connect individual sections of oilfield casing and tubing. On May 5, 2003, effective May 1, 2003, we acquired substantially all of the assets of Delta Tubular Processing ("Delta"), a leading provider of high-quality customized oil country tubular processing services. On June 2, 2003, we acquired certain assets of Frank's Tubular International (since renamed Delta Tubular International, or "Delta International"), a leading provider of high-quality threading and inspection services to the oil country tubular goods market.

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

        The level of natural gas storage continues to remain below historical averages and reached a new record low of 623 billion cubic feet (Bcf) on April 11, 2003, or 49% below the previous five-year average as reported by the U.S. Energy Information Administration ("EIA"). By the middle of May 2003, the EIA reports that working natural gas storage rose to 990 Bcf and continued to increase through June and ended the second quarter 2003 at 1,662 Bcf, or approximately 17% below the five-year average. The natural gas spot price remained significantly above $5 per MMBtu throughout the quarter and decreased slightly during the latter half of June, principally as a result of the injections into storage and lessened demand. Nevertheless, the EIA reports that natural gas prices are nearly 60% greater than the prior year average. Accordingly, the EIA continues to expect increased domestic natural gas and oil development throughout 2003 and 2004 with working rig counts above 1,000 for the remainder of 2003 and 2004. For the quarter ended June 30, 2003, the Baker Hughes U.S. rig count averaged 1,018 compared to 801 for the same period ended June 30, 2002, an increase of approximately 27%. Compared to year-end 2002 at which the active rig count was 862, rig counts had increased to 1,074, or approximately 25%, by June 30, 2003. Of the 1,074 active working rigs at June 30, 2003, 86% were drilling for natural gas. We believe that continued demand for our oilfield products will be positively affected by these trends.

        Specialty tubing products include precision mechanical tubing used in a wide variety of custom industrial applications and heat recovery tubular goods, or finned tubes, used in fuel economizers as well as in combined-cycle electrical power generation plants. Demand for precision mechanical tubing products remained weak during the second quarter 2003 as the general U.S. economy continues to show signs of resistance to recovery. Domestic inventory levels of precision mechanical tubing are low on a historical basis. Therefore, a recovery in the general industrial economy should benefit demand for these products. The EIA forecasts natural gas-generated electricity production to show only modest growth in 2003 due to higher natural gas prices but continues to expect an average annual growth rate of 2.9% through 2025. The EIA also expects most new electricity generation capacity domestically and internationally to be fueled by natural gas. We believe these factors along with improvement in general economic conditions will benefit our specialty tubing segment.

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

RESULTS OF OPERATIONS

        Consolidated revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended June 30,
	2003		2002
	$	%	$	%
Oilfield	98.0	69	92.9	62
Specialty tubing	32.1	23	44.2	29
Flat rolled steel and other	11.2	8	13.0	9

Consolidated net revenues	141.3	100	150.1	100

	For the Six Months Ended June 30,
	2003		2002
	$	%	$	%
Oilfield	178.5	66	162.6	59
Specialty tubing	66.6	25	87.0	32
Flat rolled steel and other	24.3	9	23.7	9

Consolidated net revenues	269.4	100	273.3	100

        Shipments of products are as follows:

	For the Quarter Ended June 30,
	2003		2002
	Tons	%	Tons	%
Oilfield	134,000	69	142,000	64
Specialty tubing	27,300	14	39,000	18
Flat rolled steel and other	33,600	17	39,700	18

Total shipments	194,900	100	220,700	100

	For the Six Months Ended June 30,
	2003		2002
	Tons	%	Tons	%
Oilfield	251,400	66	253,500	64
Specialty tubing	56,400	15	72,500	18
Flat rolled steel and other	70,400	19	71,500	18

Total shipments	378,200	100	397,500	100

        Revenues for the quarter ended June 30, 2003 were down 5.9%, to $141.3 million from $150.1 million for the same period prior year. Likewise, year-to-date revenues for 2003 were down 1.4%, to $269.4 million from $273.3 million for the same period of 2002. The decrease in revenues is principally due to a significant decrease in shipments within the specialty tubing segment, which typically have higher sale prices per ton than our other operating segments and a slight decrease in shipments within the oilfield segment, which consists of oil country tubular goods ("OCTG"), line pipe and couplings. Further, the average revenue per ton of OCTG, whose sales account for approximately 50% of total revenues year-to-date, decreased 1.9% for the first six months of 2003 versus the same period of 2002. The increase in oilfield revenues includes Wheeling, Delta and Delta International's revenues for the three- and six-month periods ended June 30, 2003, which totaled $13.6 million quarter-to-date and $21.9 million year-to-date, and whose results of operations were not included for the same periods in the prior year.

        The active rig count continues to climb and ended the quarter at 1,074 versus 962 at the end of the first quarter 2003 and 840 at the end of the second quarter 2002. However, the majority of the drilling during the first half and second quarter of 2003 has been shallow wells, which generally utilize carbon-grade casing and tubing rather than the higher average price per ton premium alloy and non-standard sizes of OCTG. However, shipments in June included an improved mix of large diameter alloy as compared with previous months resulting in an improved average price in the latter half of the month which may indicate a trend towards deeper drilling. We believe that product price increases, economic pressures of the devaluing U.S. dollar on imported OCTG and line pipe, and continued increases in drilling activity should positively impact both shipment volumes and revenues of our oilfield products.

        Specialty tubing product revenues were down 27.4% for the quarter ended June 30, 2003 and down 23.4% for the first six months of 2003 versus the same respective periods in the prior year, due to continued lower demand for precision mechanical tubulars in general industrial applications and reduced revenues from heat recovery tubulars. Revenues from heat recovery tubular goods and related products, which are typically 25% of our total specialty tubing segment revenues, were down 43.1% and 46.3% for the three- and six-month periods ended June 30, 2003 versus the same periods in the prior year, respectively, as demand for finned tubing and related engineered heat recovery products continued to decline throughout North America.

        Flat rolled steel and other tubular revenues were down 14% for the second quarter 2003 compared to the same period 2002, but up 2.5% for the six-month period ended June 30, 2003 compared to the first six months of 2002 principally as result of improvements in this segment during the first quarter 2003. The decrease in revenues during the second quarter is consistent with the decrease in shipments as this product line was principally used as an internal source of flat rolled steel for both the oilfield and specialty tubing segments.

        Gross profit for the three- and six-months ended June 30, 2003 was $3.4 million and $7.7 million, respectively, compared to $8.9 million and $13.9 million for the same periods ended June 30, 2002, respectively. The decrease is principally attributable to higher steel costs. The average cost per ton of steel increased approximately 9% during the second quarter 2003 compared to the first quarter of 2003, and increased approximately 26% for the six-month period ended June 30, 2003 compared to the same period ended June 30, 2002. Other factors contributing to the decrease in gross margin include a reduced mix of higher priced premium alloy OCTG, and lower shipments of specialty tubing products.

        Selling, general and administrative ("SG&A") expenses were $10.5 million and $20.4 million for the three- and six-month periods ended June 30, 2003, an increase of 13% and 10% over the same periods ended June 30, 2002. Higher SG&A expenses were due principally to the inclusion of $1.0 million of Wheeling, Delta and Delta International costs in the second quarter 2003 and

$1.5 million of costs for the six-months ended June 30, 2003, whose results are not included in the same periods 2002.

FINANCIAL CONDITION AND LIQUIDITY

        Each of Lone Star's principal operating companies requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings from Lone Star.

        Cash used in operating activities was $40.6 million and $7.1 million for the six months ended June 30, 2003 and 2002, respectively. This increase is principally due to $32 million of restricted cash included in other non-current assets that collateralizes a bond for a breach of contract judgment on appeal. See Note 5—Restricted Cash, of the Notes to Condensed Consolidated Financial Statements.

        Cash used in investing activities was $38.8 million and $5.9 million for the six months ended June 30, 2003 and 2002, respectively. The principal increase in cash used in investing activities for the six month period ended June 30, 2003 related to acquisitions of the assets of Delta and Delta International during the second quarter 2003.

        Cash provided by financing activities was $0.2 million and $82.8 million for the six months ended June 30, 2003 and 2002, respectively. Cash provided in 2003 relates to purchases of treasury shares totaling $0.8 million offset by proceeds from the exercise of stock options of $1.0 million. For the six-months ended June 30, 2002, cash was provided by the proceeds from an equity offering totaling $82.8 million.

        In October 2001, we entered into a restated and amended three-year $100 million senior secured credit facility for use by Lone Star and our domestic subsidiaries. Borrowings from this facility can be used for general corporate purposes. Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. This credit facility remains undrawn and, together with cash on hand, provided us total liquidity of approximately $142 million at June 30, 2003. Substantially all of our assets, other than real estate, collateralize this credit facility. At our option, the interest rate is the prime lending rate or LIBOR plus an applicable additional interest percentage. As a result, we will be subject to interest rate risk if we borrow under the credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Lone Star and its subsidiaries do not invest in commodities or foreign currencies. Lone Star invests in cash equivalents, short-term investments and marketable securities in which the weighted average maturity is less than one year. Therefore, interest rate risk is not considered to be material.

        To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2003.

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

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 2003 Annual Meeting of Shareholders of the registrant was held on May 13, 2003. At that meeting, two proposals were voted on: the election of three directors and the adoption of amendments to the 1985 Long-Term Incentive Plan. Rhys J. Best, Frederick B. Hegi, Jr. and M. Joseph McHugh were elected directors of the registrant and received affirmative votes of 23,354,474; 23,280,973; and 23,280,602; respectively; and negative votes of 188,498; 261,999; and 262,370; respectively. Other directors of the registrant include Robert L. Keiser, Robert Kelley, Thomas M. Mercer, Jr., Alfred M. Micallef and Jerry E. Ryan, whose terms of office continued after the meeting. The amendments to the 1985 Long-Term Incentive Plan were approved by an affirmative vote of 15,000,324, with 8,515,507 shares voted against and 27,141 abstaining.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	10.1	Fifth Amendment, dated as of May 5, 2003, to Amended and Restated Financing Agreement dated October 8, 2001.
	99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:
Date of Report	Date Filed	Description
December 31, 2002	April 7, 2003	Disclosing unaudited pro forma income statement of Wheeling, supplementing and updating the financial information contained in Lone Star's Form 8-K initially filed October 7, 2002, as amended.
April 15, 2003	April 16, 2003	Regulation FD disclosure of Lone Star's press release regarding its results of operations for the first quarter of 2003.
April 28, 2003	April 28, 2003	Regulation FD disclosure furnishing information regarding planned presentation to investors.
May 5, 2003	May 6, 2003	Disclosing press release regarding Lone Star's acquisition of Delta Tubular Processing.
May 29, 2003	May 29, 2003	Disclosing press release regarding Lone Star's agreement to acquire Frank's Tubular International.
June 2, 2003	June 3, 2003	Disclosing press release regarding Lone Star's acquisition of Frank's Tubular International.
June 10, 2003	June 10, 2003	Regulation FD disclosure furnishing information regarding planned presentation to investors.
June 24, 2003	June 25, 2003	Disclosure of the written consent and awareness letter of LaPorte, Sehrt, Romig & Hand, relating to Lone Star's acquisition of Wheeling.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.
	By:	/s/ CHARLES J. KESZLER (Charles J. Keszler) Vice President and Chief Financial Officer
Dated: July 18, 2003

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
Date: July 18, 2003

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
Date: July 18, 2003