Form 10-Q
period 2003-09-30
LONE STAR TECHNOLOGIES INC
filed 2003-10-21
CIK 791348

Use these links to rapidly review the document
LONE STAR TECHNOLOGIES, INC. INDEX PART I—FINANCIAL INFORMATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒.    No ☐.

        As of October 9, 2003, the number of shares of Common Stock outstanding at $1.00 par value per share was 28,634,028.

LONE STAR TECHNOLOGIES, INC.

INDEX

PART I—FINANCIAL INFORMATION

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$132.0	$142.7	$401.4	$416.0
Cost of goods sold	134.4	141.9	396.1	401.3

Gross profit (loss)	(2.4)	0.8	5.3	14.7
Selling, general and administrative expenses	11.4	9.1	31.8	27.7

Operating loss	(13.8)	(8.3)	(26.5)	(13.0)
Interest income	0.2	0.8	0.9	2.0
Interest expense	(3.6)	(3.2)	(10.4)	(9.6)
Other income	0.3	0.6	2.5	1.7
Other expense	(0.1)	(0.3)	(0.5)	(0.4)

Loss before income tax	(17.0)	(10.4)	(34.0)	(19.3)
Income tax benefit (expense)	(0.1)	—	(0.2)	0.6

Net loss	$(17.1)	$(10.4)	$(34.2)	$(18.7)

Per common share—basic:
Net loss available to common shareholders	$(0.60)	$(0.37)	$(1.20)	$(0.69)
Per common share—diluted:
Net loss available to common shareholders	$(0.60)	$(0.37)	$(1.20)	$(0.69)
Weighted average shares outstanding:
Basic	28.5	28.5	28.4	27.1
Diluted	28.5	28.5	28.4	27.1

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; $ in millions, except share data)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$64.8	$120.5
Accounts receivable, less allowances of $1.6	69.5	60.2
Inventories	137.4	148.5
Other current assets	14.8	12.6

Total current assets	286.5	341.8
Property, plant and equipment, net	221.9	204.4
Goodwill	59.6	55.1
Other noncurrent assets	42.4	11.6

Total assets	$610.4	$612.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$56.6	$37.5
Accrued liabilities	31.7	22.4

Total current liabilities	88.3	59.9
Senior subordinated debt	150.0	150.0
Other noncurrent liabilities	91.5	90.4

Total liabilities	329.8	300.3
Contingencies (See Note 11)
Shareholders' Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 28,634,028 and 28,539,014, respectively)	28.6	28.5
Capital surplus	354.6	352.7
Accumulated other comprehensive loss	(30.9)	(32.1)
Accumulated deficit	(69.4)	(35.2)
Treasury stock, at cost (173,240 and 105,844 common shares, respectively)	(2.3)	(1.3)

Total shareholders' equity	280.6	312.6

Total liabilities and shareholders' equity	$610.4	$612.9

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; $ in millions)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net loss	$(17.1)	$(10.4)	$(34.2)	$(18.7)
Adjustments to reconcile net loss to net cash (used) provided by operating activities, net of acquired companies:
Depreciation and amortization	6.6	5.3	18.8	16.0
Net loss on asset disposals and impairments	0.8	—	0.4	—
Non-cash charge for stock compensation	0.3	—	0.8	0.7
Accounts receivable	11.1	14.6	(5.7)	(4.6)
Inventories	(7.4)	(5.8)	11.4	1.2
Accounts payable and accrued liabilities	33.7	5.4	27.3	7.9
Other assets/liabilities	(0.9)	(5.1)	(32.3)	(5.6)

Net cash (used) provided by operating activities	27.1	4.0	(13.5)	(3.1)
Cash flows from investing activities:
Capital expenditures	(4.7)	(3.7)	(10.0)	(9.6)
Proceeds from sale of property, plant and equipment	—	—	0.4	—
Cash paid for acquistions, net of cash received	(0.1)	—	(34.0)	—
Advance payment for acquisition	—	(36.7)	—	(36.7)

Net cash used in investing activities	(4.8)	(40.4)	(43.6)	(46.3)
Cash flows from financing activities:
Proceeds from exercise of options	—	—	1.0	—
Net proceeds from equity offering	—	—	—	82.8
Purchase of treasury stock	—	—	(0.8)	—

Net cash provided by financing activities	—	—	0.2	82.8
Effect of foreign exchange rate changes on cash	—	—	1.2	—

Net increase (decrease) in cash and cash equivalents	22.3	(36.4)	(55.7)	33.4
Cash and cash equivalents, beginning of period	42.5	176.3	120.5	106.5

Cash and cash equivalents, end of period	$64.8	$139.9	$64.8	$139.9

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

        In the opinion of management, the unaudited condensed consolidated financial statements for Lone Star Technologies, Inc. and its consolidated subsidiaries ("Lone Star" or the "Company") include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 2003 and the cash flows and the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2002. The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform with the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star's Annual Report on Form 10-K/A for the year ended December 31, 2002. In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

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

NOTE 2—INVENTORY

        The components of inventory at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003	December 31, 2002
Raw materials	$43.6	$52.5
Work-in-process	69.0	48.5
Finished goods	50.1	63.2
Materials, supplies and other	22.8	24.1

Total inventories before LIFO valuation reserve	185.5	188.3
Reserve to reduce inventories to LIFO value	(44.9)	(35.8)

Total inventories	140.6	152.5
Amount included in other noncurrent assets	(3.2)	(4.0)

Inventories, current	$137.4	$148.5

NOTE 3—STOCK-BASED COMPENSATION PLANS

        The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for grants of options to Company directors, officers and employees under the Company's various stock-based compensation plans. No stock-based employee compensation cost was reflected in net earnings related to incentive and nonqualified stock options, as all option grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, $0.3 million and $0.8 million of compensation expense was recognized related to restricted stock grants for the three- and nine-month periods ended September 30, 2003, respectively, and $0.0 million and $0.7 million for the three- and nine-month periods ended September 30, 2002, respectively.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," in accounting for the plans.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(17.1)	$(10.4)	$(34.2)	$(18.7)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0.3	—	0.8	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.9)	(1.8)	(5.8)	(5.7)

Pro forma net loss	$(18.7)	$(12.2)	$(39.2)	$(23.7)

Basic and diluted loss per share
as reported	$(0.60)	$(0.37)	$(1.20)	$(0.69)
pro forma	$(0.66)	$(0.43)	$(1.38)	$(0.87)

NOTE 4—EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The numbers of shares used to compute basic earnings per share for the three months ended September 30, 2003 and 2002, were 28.5 million, and for the nine months ended September 30, 2003 and 2002, were 28.4 million and 27.1 million, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and other dilutive securities. Lone Star had a net loss for the three- and nine-month periods ended September 30, 2003 and 2002 and the effect of including dilutive securities in earnings per share would have been anti-dilutive. At September 30, 2003 and 2002, options to purchase 0.3 million and 0.2 million common shares, respectively, were excluded from the calculation of diluted earnings per share.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill identified with Lone Star's oilfield segment resulted from the acquisitions of Lone Star Steel ("Steel"), Bellville Tube Company, L.P. ("Bellville"), Delta and Delta International. Goodwill identified with Lone Star's specialty tubing segment resulted from the acquisition of Fintube Technologies, Inc. ("Fintube"). Goodwill is tested for impairment annually. Other intangible assets that are subject to amortization are amortized on a straight-line basis over their respective estimated weighted average useful lives of four to ten years. The components of purchased amortizable intangible assets associated with completed acquisitions at September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$1.3	$(0.6)	$0.9	$(0.5)
License agreements	0.6	(0.6)	0.6	(0.5)
Other	0.5	(0.3)	0.3	(0.2)

	$2.4	$(1.5)	$1.8	$(1.2)

        Amortization expense related to purchased intangible assets was $0.2 million and $0.3 million for the three- and nine-month periods ended September 30, 2003, respectively; and, $0.1 million and $0.2 million for the three- and nine-month periods ended September 30, 2002.

        Estimated future amortization expense related to purchased intangible assets at September 30, 2003 is as follows:

Fiscal year:
2003 (Remaining 3 months)	$0.1
2004	0.3
2005	0.2
2006	0.1
2007	0.1
Thereafter	0.1

Total	$0.9

        Goodwill allocated to Lone Star's reportable segments as of December 31, 2002 and changes in the carrying amount of goodwill for the nine-month period ended September 30, 2003 are as follows:

	Oilfield	Specialty Tubing	Total
Balance at December 31, 2002	$9.2	$45.9	$55.1
Goodwill acquired during the period	4.5	—	4.5

Balance at September 30, 2003	$13.7	$45.9	$59.6

NOTE 6—RESTRICTED CASH

        At September 30, 2003, Lone Star had restricted cash of $32.1 million included in "Other noncurrent assets" related to a cash deposit that collateralizes a bond for a breach of contract judgment on appeal. See Note 11—Contingencies.

NOTE 7—PRODUCT WARRANTIES

        Lone Star's products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production. The Company warrants its products to meet certain specifications. Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, the incurrence of an unusual amount of claims could alter the Company's exposure and the related reserve. The following table identifies changes in warranty reserves from December 31, 2002 to September 30, 2003:

Balance at December 31, 2002	$2.1
Add: accruals for warranties during the period	1.6
Accruals related to pre-existing warranties and changes in estimates	—
Deduct: settlements made during the period	(1.4)

Balance at September 30, 2003	$2.3

NOTE 8—TREASURY SHARES

        Beginning in October 2002, the Company's Board of Directors authorized the open-market purchase of Lone Star's common stock from time to time for a total investment not to exceed $8.0 million. Since the inception of the stock buy-back program, a total of 160,600 shares at a cost of $2.0 million, or an average price of $12.61 per share have been repurchased as treasury shares. The 173,240 treasury shares held as of September 30, 2003 and 105,844 shares held as of December 31, 2002 are reported at their acquired cost.

NOTE 9—BUSINESS SEGMENTS DATA

        The following table presents segment information. The "Corporate/Other" column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate/ Other	Total
Quarter ended September 30, 2003
Revenues	$94.6	$28.5	$8.9	$—	$132.0
Segment operating income (loss)	(5.4)	(6.6)	(0.4)	(1.4)	(13.8)
Depreciation and amortization	4.1	2.4	0.1	—	6.6
Total assets	308.4	177.1	14.8	110.1	610.4
Capital expenditures	4.0	0.7	—	—	4.7
Quarter ended September 30, 2002
Revenues	$83.0	$43.4	$16.3	$—	$142.7
Segment operating income (loss)	(2.5)	(4.6)	0.2	(1.4)	(8.3)
Depreciation and amortization	3.4	2.4	(0.5)	—	5.3
Total assets	229.7	212.9	19.6	185.1	647.3
Capital expenditures	2.0	1.7	—	—	3.7
Nine months ended September 30, 2003
Revenues	$273.1	$95.1	$33.2	$—	$401.4
Segment operating income (loss)	(7.6)	(13.0)	(0.6)	(5.3)	(26.5)
Depreciation and amortization	11.4	6.8	0.6	—	18.8
Total assets	308.4	177.1	14.8	110.1	610.4
Capital expenditures	7.0	3.0	—	—	10.0
Nine months ended September 30, 2002
Revenues	$245.6	$130.4	$40.0	$—	$416.0
Segment operating income (loss)	(0.8)	(6.2)	(2.3)	(3.7)	(13.0)
Depreciation and amortization	8.2	6.9	0.9	—	16.0
Total assets	229.7	212.9	19.6	185.1	647.3
Capital expenditures	5.2	4.4	—	—	9.6

NOTE 10—ACQUISITIONS

Delta

        On May 1, 2003, Lone Star purchased substantially all of the assets of Delta, a leading provider of high-quality customized oil country tubular processing services, for a base purchase price of approximately $14.0 million in cash and approximately $0.2 million in acquisition related expenses. The acquisition of Delta is intended to improve Lone Star's competitive position in the oilfield segment and allow for certain cost synergies. In connection with the purchase, $4.1 million was allocated to goodwill and $0.4 million to amortizable intangible assets. The amortizable intangible assets are being amortized over their estimated useful lives of five to ten years. Delta's results of operations have been included in the consolidated financial statements since the date of acquisition.

Delta International

        On June 2, 2003, Lone Star purchased certain assets of Frank's Tubular International ("Frank's"), a leading provider of high-quality threading and inspection services, for a base purchase price of $18.9 million in cash and approximately $0.9 million in acquisition related expenses. Subsequent to the acquisition, Lone Star changed the name of Frank's to Delta Tubular International. The acquisition of Delta International is intended to further improve Lone Star's competitive position within the oilfield segment by offering customers a broad range of oilfield services and allow for cost synergies. In connection with the purchase, $0.4 million was allocated to goodwill and $0.2 million was allocated to amortizable intangible assets, which is being amortized over its estimated useful life of five years. Delta International's results of operations have been included in the consolidated financial statements since the date of acquisition.

        The following unaudited pro forma financial information presents the combined results of operations of Lone Star, Delta and Delta International as if the acquisitions had occurred as of the beginning of the periods presented.

	Quarter ended September 30,	Nine months ended September 30,
	2002	2003	2002
Net revenues	$148.1	$407.5	$430.3
Net loss	(11.1)	(35.2)	(20.7)
Net loss per share (basic and diluted)	$(0.39)	$(1.24)	$(0.76)

NOTE 11—CONTINGENCIES

        On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company's Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition. Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. Lone Star believes that the jury verdict and subsequent judgment were not supported by the facts and has filed an appeal. Lone Star has set up a reserve of $32 million which is included in non-current liabilities at December 31, 2002 and September 30, 2003 with a corresponding charge to selling, general and administrative expenses for the year ended December 31, 2002.

        During the last four years, Steel has been named as one of a number of defendants in 35 lawsuits alleging that certain individuals were exposed to asbestos on the defendants' premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $60,000 in the aggregate. Of the 35 lawsuits, twelve have been settled or are pending settlement and nine have been dismissed or are pending dismissal. Steel did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by insurance. The Company has accrued for its estimated exposure to known claims, but does not know the extent to which future claims may be filed. Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

        In 2003, Lone Star's subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in five lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company ("Zink"). Two of these lawsuits have been dismissed. Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. ("Koch") and renamed the now-inactive subsidiary "Zinklahoma, Inc." Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink. It is Lone Star's understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely. Koch continues to operate the business as John Zink Company, LLC ("Zink LLC"). In addition, Zink LLC has been named in eight lawsuits in which the plaintiffs, one of whom has mesothelioma, allege exposure to asbestos in Zink's products and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater. Zink allegedly manufactured the flare and related components for the flare stack in the early 1970's. Koch is seeking indemnification from Lone Star with respect to these eleven lawsuits. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink's products have been borne by Zink's insurance carrier. Lone Star believes that Koch's indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AT SEPTEMBER 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$63.6	$1.1	$0.1	$—	$64.8
Accounts receivable, net	11.5	57.8	1.6	(1.4)	69.5
Inventories	—	136.6	0.8	—	137.4
Other current assets	0.8	13.6	0.4	—	14.8

Total current assets	75.9	209.1	2.9	(1.4)	286.5
Investment in subsidiaries	175.7	—	—	(175.7)	—
Property, plant and equipment, net	0.3	219.9	1.7	—	221.9
Goodwill	3.5	56.1	—	—	59.6
Other noncurrent assets	215.7	5.6	0.2	(179.1)	42.4

Total assets	$471.1	$490.7	$4.8	$(356.2)	$610.4

Accounts payable	$0.6	$49.3	$8.1	$(1.4)	$56.6
Accrued liabilities	5.2	26.3	0.2	—	31.7

Total current liabilities	5.8	75.6	8.3	(1.4)	88.3
Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	34.7	235.9	—	(179.1)	91.5

Total liabilities	190.5	311.5	8.3	(180.5)	329.8
Total shareholders' equity	280.6	179.2	(3.5)	(175.7)	280.6

Total liabilities & equity	$471.1	$490.7	$4.8	$(356.2)	$610.4

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$138.5	$2.0	$(8.5)	$132.0
Cost of goods sold	—	141.2	1.7	(8.5)	134.4

Gross profit (loss)	—	(2.7)	0.3	—	(2.4)
Selling, general and administrative	1.5	9.5	0.4	—	11.4

Operating income (loss)	(1.5)	(12.2)	(0.1)	—	(13.8)
Equity in subsidiaries' income (loss)	(12.1)	—	—	12.1	—
Interest income	0.2	—	—	—	0.2
Interest expense	(3.6)	—	—	—	(3.6)
Other income (expense), net	—	0.2	—	—	0.2

Income (loss) before income taxes	(17.0)	(12.0)	(0.1)	12.1	(17.0)
Income tax (expense) benefit	(0.1)	—	—	—	(0.1)

Net income (loss)	$(17.1)	$(12.0)	$(0.1)	$12.1	$(17.1)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$420.4	$4.8	$(23.8)	$401.4
Cost of goods sold	—	415.8	4.4	(24.1)	396.1

Gross profit	—	4.6	0.4	0.3	5.3
Selling, general and administrative	5.4	25.6	0.8	—	31.8

Operating income (loss)	(5.4)	(21.0)	(0.4)	0.3	(26.5)
Equity in subsidiaries' income (loss)	(19.5)	—	—	19.5	—
Interest income	0.9	—	—	—	0.9
Interest expense	(10.4)	—	—	—	(10.4)
Other income (expense), net	0.4	2.4	(0.8)	—	2.0

Income (loss) before income taxes	(34.0)	(18.6)	(1.2)	19.8	(34.0)
Income tax (expense) benefit	(0.2)	—	—	—	(0.2)

Net income (loss)	$(34.2)	$(18.6)	$(1.2)	$19.8	$(34.2)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(37.5)	$25.0	$(1.0)	$—	$(13.5)
Cash flows from investing activities:
Capital expenditures	(0.1)	(9.8)	(0.1)	—	(10.0)
Proceeds from sale of PP&E	—	0.4	—		0.4
Cash paid for acquisitions, net	(34.0)	—	—	—	(34.0)

Net cash (used) provided by investing activities	(34.1)	(9.4)	(0.1)	—	(43.6)
Cash flows from financing activities:
Advances from parent	13.8	(14.1)	0.3	—	—
Proceeds from exercise of options	1.0	—	—	—	1.0
Dividends paid to parent	1.9	(1.9)	—	—	—
Purchase of treasury stock	(0.8)	—	—	—	(0.8)

Net cash (used) provided by financing activities	15.9	(16.0)	0.3	—	0.2
Effect of exchange rate changes	—	0.5	0.7	—	1.2

Net change in cash	(55.7)	0.1	(0.1)	—	(55.7)
Cash, beginning of period	119.3	1.0	0.2	—	120.5

Cash, end of period	$63.6	$1.1	$0.1	$—	$64.8

CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash and cash equivalents	$119.3	$1.0	$0.2	$—	$120.5
Accounts receivable, net	3.9	57.5	2.7	(3.9)	60.2
Inventories	—	148.4	0.4	(0.3)	148.5
Other current assets	1.4	11.0	0.2	—	12.6

Total current assets	124.6	217.9	3.5	(4.2)	341.8
Investment in subsidiaries	174.4	—	—	(174.4)	—
Property, plant and equipment, net	0.2	202.1	2.1	—	204.4
Goodwill	3.5	51.6	—	—	55.1
Other noncurrent assets	198.2	6.3	—	(192.9)	11.6

Total assets	$500.9	$477.9	$5.6	$(371.5)	$612.9

Accounts payable	$2.6	$28.1	$7.6	$(0.8)	$37.5
Accrued liabilities	1.8	20.0	0.6	—	22.4

Total current liabilities	4.4	48.1	8.2	(0.8)	59.9
Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	33.9	249.4	—	(192.9)	90.4

Total liabilities	188.3	297.5	8.2	(193.7)	300.3
Total shareholders' equity	312.6	180.4	(2.6)	(177.8)	312.6

Total liabilities & equity	$500.9	$477.9	$5.6	$(371.5)	$612.9

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$145.1	$0.9	$(3.3)	$142.7
Cost of goods sold	—	143.8	1.4	(3.3)	141.9

Gross profit (loss)	—	1.3	(0.5)	—	0.8
Selling, general and administrative	1.4	7.6	0.1	—	9.1

Operating income (loss)	(1.4)	(6.3)	(0.6)	—	(8.3)
Equity in subsidiaries' income (loss)	(6.4)	—	—	6.4	—
Interest income	0.8	—	—	—	0.8
Interest expense	(3.4)	0.2	—	—	(3.2)
Other income (expense), net	—	0.3	—	—	0.3

Income (loss) before income taxes	(10.4)	(5.8)	(0.6)	6.4	(10.4)
Income tax (expense) benefit	—	—	—	—	—

Net income (loss)	$(10.4)	$(5.8)	$(0.6)	$6.4	$(10.4)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net revenues	$—	$418.3	$6.6	$(8.9)	$416.0
Cost of goods sold	—	403.3	6.9	(8.9)	401.3

Gross profit (loss)	—	15.0	(0.3)	—	14.7
Selling, general and administrative	3.7	23.0	1.0	—	27.7

Operating income (loss)	(3.7)	(8.0)	(1.3)	—	(13.0)
Equity in subsidiaries' income (loss)	(7.3)	—	—	7.3	—
Interest income	2.0	—	—	—	2.0
Interest expense	(10.1)	0.5	—	—	(9.6)
Other income (expense), net	0.4	0.9	—	—	1.3

Income (loss) before income taxes	(18.7)	(6.6)	(1.3)	7.3	(19.3)
Income tax (expense) benefit	—	0.6	—	—	0.6

Net income (loss)	$(18.7)	$(6.0)	$(1.3)	$7.3	$(18.7)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash (used) provided by operating activities	$5.3	$(8.6)	$0.2	$—	$(3.1)
Cash flows from investing activities:
Capital expenditures	—	(9.2)	(0.4)		(9.6)
Payment for Wheeling acquisition	(36.7)	—	—	—	(36.7)

Net cash (used) provided by investing activities	(36.7)	(9.2)	(0.4)	—	(46.3)
Cash flows from financing activities:
Advances from parent	(18.9)	17.4	1.5	—	—
Dividends to parent	0.3	(0.3)	—	—	—
Proceeds from equity offering	82.8	—	—	—	82.8

Net cash (used) provided by financing activities	64.2	17.1	1.5	—	82.8
Effect of exchange rate changes	—	1.1	(1.1)	—	—

Net change in cash	32.8	0.4	0.2	—	33.4
Cash, beginning of period	105.6	0.5	0.4	—	106.5

Cash, end of period	$138.4	$0.9	$0.6	$—	$139.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        We are a leading domestic manufacturer and marketer of premium welded oil country tubular goods, which are steel tubular products used in the completion of and production from oil and natural gas wells. We are also a major manufacturer of line pipe, which is used in the gathering and transmission of oil and natural gas. In addition, we are a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural and power technology applications including heat recovery steam generation ("HRSG") products. On October 1, 2002, we acquired the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, "Wheeling"), one of the largest domestic suppliers of couplings used to connect individual sections of oilfield casing and tubing. Effective May 1, 2003, we acquired substantially all of the assets of Delta Tubular Processing ("Delta"), a leading provider of high-quality customized oil country tubular processing services. Effective June 1, 2003, we acquired certain assets of Frank's Tubular International (since renamed Delta Tubular International, or "Delta International"), a leading provider of high-quality threading and inspection services to the oil country tubular goods market.

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

        The number of working rigs in the United States consistently stayed near 1,100 throughout the three-month period ended September 30, 2003, averaging 1,088 for the quarter. Compared to the nine months ended September 30, 2002, at which the average active rig count was 825, average rig counts had increased approximately 32% for the corresponding period ended September 30, 2003. The rig count began the third quarter of 2003 at 1,074 and ended the quarter at 1,095, an increase of approximately 2%. Of the 1,095 working rigs at this quarter's end, 86%, or 943 rigs, were drilling for natural gas compared to one year ago when 741 rigs were drilling for gas, an increase of 27%. However, the increase has principally been drilling land-based shallow wells. The number of active rigs drilling deeper wells offshore actually decreased by nine rigs, from 114 at September 30, 2002 compared to 105 at September 30, 2003. Accordingly, demand for our premium alloy tubular products has been only moderately impacted by the overall increased rig counts. We believe that the number of rigs drilling deep wells will improve as the demand for natural gas continues to increase.

        The Energy Information Administration ("EIA") continues to expect that natural gas production will rise in 2003 and remain at improved levels in 2004. The Henry Hub natural gas spot price remained well above $4.00 per million Btu throughout the third quarter of 2003 and ended the month of September at $4.67 per million Btu. Although the EIA believes that natural gas demand will increase a moderate 1.1% for the remainder of 2003 as the price per million Btu has remained historically high, demand is projected to increase for 2004 based on the expected pick-up in the general U.S. economy and expected lower natural gas prices. We believe that continued demand for our oilfield products will be positively affected by these trends.

        Specialty tubing products include precision mechanical tubing used in a wide variety of custom industrial applications and heat recovery tubular goods, or finned tubes, used in fuel economizers as well as in combined-cycle electrical power generation plants. Demand for precision mechanical tubing products remained weak during the third quarter of 2003 as the general U.S. economy continues to show signs of resistance to recovery. Domestic inventory levels of precision mechanical tubing are low on an historical basis. Therefore, a recovery in the general industrial economy should benefit demand for these products. The EIA forecasts natural gas-generated electricity production to decrease by 3.6% for the remainder of 2003 due to higher natural gas prices but continues to expect an average annual growth rate of 2.9% through 2025. The EIA also expects most new electricity generation capacity domestically and internationally to be fueled by natural gas. We believe these factors along with improvement in general economic conditions will benefit our specialty tubing segment.

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

Results Of Operations

        Consolidated revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended September 30,
	2003		2002
	$	%	$	%
Oilfield	94.6	72	83.0	58
Specialty tubing	28.5	22	43.4	30
Flat rolled steel and other	8.9	6	16.3	12

Consolidated net revenues	132.0	100	142.7	100

	For the Nine Months Ended September 30,
	2003		2002
	$	%	$	%
Oilfield	273.1	68	245.6	59
Specialty tubing	95.1	24	130.4	31
Flat rolled steel and other	33.2	8	40.0	10

Consolidated net revenues	401.4	100	416.0	100

        Shipments of products are as follows:

	For the Quarter Ended September 30,
	2003		2002
	Tons	%	Tons	%
Oilfield	124,900	72	117,600	57
Specialty tubing	24,000	14	40,200	19
Flat rolled steel and other	23,900	14	49,000	24

Total shipments	172,800	100	206,800	100

	For the Nine Months Ended September 30,
	2003		2002
	Tons	%	Tons	%
Oilfield	376,300	68	371,100	61
Specialty tubing	80,400	15	112,700	19
Flat rolled steel and other	94,300	17	120,500	20

Total shipments	551,000	100	604,300	100

        Revenues for the quarter ended September 30, 2003 were down 7.5%, to $132.0 million from $142.7 million for the same period in the prior year. Likewise, year-to-date revenues for 2003 were down 3.5%, to $401.4 million from $416.0 million for the same period of 2002. The decrease in revenues is principally due to decreased shipments within our specialty tubing segment and flat rolled and other segment. Specialty tubing shipments decreased 40.3% and 28.7% for the three- and nine-month periods ended September 30, 2003, respectively, compared to the same periods in the prior year. Specialty tubing products typically have higher sale prices per ton than products in our other reporting segments. In addition, shipments within the flat rolled and other segment decreased 51.2% and 21.7% for the three- and nine-month periods ended September 30, 2003, respectively, compared to the same periods in the prior year. The average revenue per ton of our oil country tubular goods, or OCTG, whose sales accounted for approximately 51% of total revenues year-to-date, decreased 2.3% for the first nine months of 2003 versus the same period of 2002. Since 2002, the average net revenue per ton for OCTG has decreased by 2.1% for the nine month period ended September 30, 2003 due principally to competitive downward pressures on pricing beginning in the fourth quarter of 2002 and through the first quarter of 2003. Other factors impacting revenues in the third quarter 2003 include reductions in drilling by certain of our customers and a steadily increasing share of imports to the total apparent supply of OCTG, from 28.5% on average in the first quarter of 2003, to 33.5% on average in the second quarter of 2003, to 35.5% in July of 2003. The increase in oilfield revenues for the third quarter of 2003 compared to the third quarter of 2002 includes Wheeling, Delta and Delta International's revenues for the three- and nine-month periods ended September 30, 2003, which totaled $16.3 million quarter-to-date and $38.2 million year-to-date, and whose results of operations were not included for the same periods in the prior year.

        The active rig count continues to climb and ended the quarter at 1,095 versus 1,074 at the end of the second quarter of 2003 and 875 at the end of the third quarter of 2002. However, the majority of the increase in drilling during the first nine months and third quarter of 2003 continues to be associated with shallow wells, which generally utilize lower margin carbon-grade casing and tubing rather than the higher average price per ton premium alloy and non-standard sizes of OCTG. Compared to the prior year, the number of active rigs drilling typically deeper wells offshore has decreased from 114 at the end of the third quarter of 2002 to 105 at the end of the third quarter of 2003. However, as demand for natural gas is expected to increase through next year and over the long term, we believe that offshore production will increase to meet the growing demand for natural gas. Accordingly we believe that announced product price increases and continued increases in drilling activity should positively impact both shipment volumes and revenues of our oilfield products.

        Specialty tubing product revenues were down 34.3% for the quarter ended September 30, 2003 and down 27.1% for the first nine months of 2003 versus the same respective periods in the prior year, due to continued lower demand for precision mechanical tubulars in general industrial applications and reduced revenues from heat recovery tubulars. Revenues from precision mechanical tubulars, which comprise two-thirds of our total specialty tubing segment revenues, were down 42.6% and 20.5% for the three- and nine-month periods ended September 30, 2003 versus the same periods in the prior year, respectively, as demand for these engineered products continues to be negatively impacted by a lack of recovery in the general U.S. economy.

        Flat rolled steel and other tubular revenues were down 45.4% for the third quarter of 2003 compared to the same period of 2002, and down 17% for the nine-month period ended September 30, 2003 compared to the first nine months of 2002. The decrease in revenues is principally as a result of low industrial demand for flat rolled steel products.

        Gross profit (loss) for the three- and nine-months ended September 30, 2003 was ($2.4 million) and $4.7 million, respectively, compared to $0.8 million and $14.7 million for the same periods ended September 30, 2002, respectively. The decrease is principally attributable to lower shipment volumes of specialty tubing products, inventory write-downs of approximately $1.3 million consisting primarily of precision mechanical tubing, and higher steel costs. The average cost per ton of steel slabs increased approximately 2.6% during the third quarter of 2003 compared to the third quarter of 2002, and increased approximately 15.7% for the nine-month period ended September 30, 2003 compared to the same period ended September 30, 2002. Other factors contributing to the decrease in gross margin include a reduced mix of higher priced premium alloy OCTG and lower shipments of flat rolled steel.

        Selling, general and administrative ("SG&A") expenses were $10.8 million and $31.2 million for the three- and nine-month periods ended September 30, 2003, an increase of 18.7% and 12.6% over the same periods ended September 30, 2002. Higher SG&A costs were due principally to the inclusion of $1.5 million of Wheeling, Delta and Delta International costs in the third quarter 2003 and $3.0 million of costs for the nine-month period ended September 30, 2003, whose results are not included in the same periods 2002.

FINANCIAL CONDITION AND LIQUIDITY

        Each of Lone Star's principal operating companies requires capital primarily to fund general working capital needs and capital expenditures. Principal sources of funds include cash generated by operations and borrowings from Lone Star.

        Cash used in operating activities was $13.5 million and $3.1 million for the nine months ended September 30, 2003 and 2002, respectively. This increase in cash used is principally due to $32 million of restricted cash included in other non-current assets that collateralizes a bond for a breach of contract judgment on appeal offset by increases in accounts payable and accrued expenses, and a decrease in working capital investment of inventory. See Note 6—Restricted Cash, of the Notes to Condensed Consolidated Financial Statements.

        Cash used in investing activities was $43.6 million and $46.3 million for the nine months ended September 30, 2003 and 2002, respectively. Included in cash used in investing activities for the nine month period ended June 30, 2003 are our acquisitions of the assets of Delta and Delta International during the second quarter 2003. Included in cash used in investing activities for the same period ended June 30, 2002 is the advanced payment of our acquisition of Wheeling.

        Cash provided by financing activities was $0.2 million and $82.8 million for the nine months ended September 30, 2003 and 2002, respectively. Cash provided in 2003 relates to purchases of treasury shares totaling $0.8 million offset by proceeds from the exercise of stock options of $1.0 million. For the nine-months ended June 30, 2002, cash was provided by the proceeds from an equity offering totaling $82.8 million.

        In October 2001, we entered into a restated and amended three-year $100 million senior secured credit facility for use by Lone Star and our domestic subsidiaries. Borrowings from this facility can be used for general corporate purposes. Under this credit facility, we can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit. This credit facility remains undrawn and, together with cash on hand, provided us total liquidity of approximately $164 million at September 30, 2003. Substantially all of our assets, other than real estate, collateralize this credit facility. At our option, the interest rate is the prime lending rate or LIBOR plus an applicable additional interest percentage. As a result, we will be subject to interest rate risk if we borrow under the credit facility.

        Our operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. We believe that our environmental expenditures will continue to fall within their respective contemplated operating and capital plans.

        We believe that cash flow from operations, cash on-hand and borrowing capacity under our revolving credit facility will provide the liquidity necessary to fund cash requirements for the remainder of 2003.

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

        To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk. There were no borrowings outstanding at September 30, 2003.

        Foreign sales are made mostly from Lone Star's foreign sales subsidiaries in the local countries and are not typically denominated in that currency. Any gains or losses from currency translation have not been material and Lone Star does not hedge foreign currency exposure.

ITEM 4. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Lone Star's management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

31.1
Certification of Mr. Rhys J. Best pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Mr. Charles J. Keszler pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K:

Date of Report	Date Filed	Description
July 8, 2003	July 9, 2003	Regulation FD disclosure of Lone Star's press release regarding its preliminary financial results for the second quarter of 2003.
July 15, 2003	July 16, 2003	Regulation FD disclosure of Lone Star's press release regarding its results of operations for the second quarter of 2003.
August 5, 2003	August 5, 2003	Regulation FD disclosure furnishing information regarding planned presentation to investors.
September 3, 2003	September 3, 2003	Regulation FD disclosure furnishing information regarding planned presentation to investors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.
Dated: October 20, 2003	By:	/s/ CHARLES J. KESZLER (Charles J. Keszler) Vice President and Chief Financial Officer