Form 10-K
period 2003-12-31
LONE STAR TECHNOLOGIES INC
filed 2004-03-12
CIK 791348

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER 1-12881

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒ ..  No  ☐.

The aggregate market value of common stock on June 30, 2003 held by nonaffiliates of the registrant was approximately $606.3 million, based on the closing price of the common stock on the New York Stock Exchange.

As of February 16, 2004, the number of shares of common stock outstanding was 28,664,915.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

GENERAL

Lone Star Technologies, Inc., a Delaware corporation, is a leading domestic manufacturer and marketer of premium welded “oil country tubular goods”, or “OCTG”; which are steel tubular products used in the completion and production of oil and natural gas wells. We are a major manufacturer and marketer of line pipe, which is used in the gathering and transmission of oil and natural gas.  We are a leading supplier of premium thermal treating, end finishing, inspection, and logistics services to the oilfield industry.  We are also one of the largest domestic manufacturers of high quality couplings used to connect individual sections of oilfield casing and tubing.  In addition, we are a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural, and heat recovery technology applications.  We also sell oil country tubular goods and line pipe produced by other companies through exclusive marketing arrangements.  Lone Star began producing and marketing oil country tubular goods and other tubular products over fifty years ago.  As used in this report, the terms “we,” “us”, “our” and “Lone Star” refer to Lone Star Technologies, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

On October 1, 2002, we acquired the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, “Wheeling”), one of the largest domestic suppliers of couplings used to connect individual sections of oilfield casing and tubing.

On May 1, 2003, we acquired substantially all of the assets of Delta Tubular Processing (“Delta”), a leading provider of thermal treating and end-finishing services for oilfield production tubing.

On June 2, 2003, we acquired certain assets of Frank’s Tubular International (since renamed Delta Tubular International, or “Delta International”), a leading provider of high-quality threading, inspection, and storage services to the OCTG market.

On October 8, 2003, we created a new business unit integrating the sales and marketing functions and production assets of Delta, Delta International, Wheeling, and Bellville Tube Corporation (“Bellville”).  We believe this newly created business unit, named Star Energy Group, will enhance our ability to provide OCTG customers with a full spectrum of pipe finishing, inspection, and logistics services.

OUR STRATEGIES

We believe that the better we serve our customers, the better we serve our shareholders.  Our primary responsibility is to grow shareholder value.  Thus, our goal is to be the leading provider of both oilfield tubular products and specialty tubing products and to increase our market presence in order to benefit from favorable market conditions. The key elements of our strategy to achieve commercial leadership and operational excellence are:

Achieving increased production, greater productivity and penetration into new markets through capital investment and commercial alliances expansion. Our customers demand a broad product line and a quick delivery response.  Our operational flexibility gives us the ability to match production to customer needs and has earned us the reputation of having the shortest order to delivery times in the industry.  We constantly seek to improve our production efficiency by upgrading our manufacturing methods and processes.  By becoming more efficient, we will be able to continue offering our products at attractive prices to an increasing number of customers. Through our exclusive commercial alliances with several mills, we have been able to outsource production of specific types of OCTG, line pipe, and specialty tubing, enabling us to concentrate our capital expenditures and manufacturing expertise on our premium products and new technologies.  Expanding these alliances will enable us both to offer a wider variety of tubular products to our customers and to increase our offering of premium products.  Through our alliances and with Star Energy Group, we now deliver the industry’s most complete line of oilfield tubular products and services.

Continuing to develop and market new product applications and technologies. We have the products, the engineering capabilities, and the commitment to provide solutions so customers think of Lone Star first when they have a need, even if it is a need that’s never been met before.  Commercial leadership demands that we continually look for new ways to do business.  We have historically been successful in pioneering new production methods to expand the market acceptance of our oil country tubular goods, line pipe, and specialty tubing products. For example, we pioneered the electric resistance welded, full-body normalized process, which, together with our extensive heat-treating capabilities, enables us to manufacture and sell our oil country tubular goods and line pipe for deep wells and other critical applications. We have also developed expandable casing products which are used in critical repair and extended reach drilling applications to save time and costs for our customers.  In addition, we have produced and sold slotted tubes for expandable sand screens and new riser sleeves to provide solutions for completion in unconsolidated sand formations and subsea completions, respectively.  We will continue to invest in new equipment technologies and develop new products for the markets we serve.

Growing through strategic acquisitions. Our acquisitions of the companies comprising our Star Energy Group have enabled us to broaden our customer base and expand the selection of products we offer and the markets we serve at a cost significantly less than that required to develop these operations on our own.  We will continue to pursue strategic acquisitions that we believe to be beneficial to our business.

INDUSTRY BACKGROUND

Oilfield Products.  The product group referred to as oil country tubular goods, or OCTG, include casing and tubing, which we manufacture, as well as drill pipe, which we do not currently manufacture.  Casing acts as a structural retainer wall in oil and natural gas wellbores to provide support and prevent caving during drilling operations and is used to protect water-bearing formations during the drilling of a well. Casing is generally not removed after it has been installed in a well. Tubing, which is used to transmit oil and natural gas to the surface, may be replaced during the life of a producing well.

Demand for oil country tubular goods depends on several factors most notably the number of oil and natural gas wells being drilled, completed and re-worked, and the depth and drilling conditions of these wells. The level of these activities depends primarily on the demand for natural gas and oil and industry expectations of future prices of these commodities. A key indicator of domestic demand is the average number of drilling rigs operating in the United States. According to the Baker Hughes rig count, the most commonly cited indicator of the level of domestic drilling activity, the average United States rig count was 1,032 working rigs in 2003 compared to 830 and 1,156 in 2002 and 2001, respectively.  Although the average rig count in 2003 increased by 202 working rigs over the prior year average, all of the increase was comprised of land-based rigs wherein the well profile (1) was generally more shallow in depth, requiring less OCTG and (2) generally utilized more lower-grade tubulars.    Rigs drilling offshore averaged 108 rigs during 2003 compared to 113 during 2002.  At year-end, 1,126 rigs were working, of which 86% were drilling for natural gas.  These factors led to a significant increase in demand for lower margin, non-premium tubulars, and conversely, flat demand for our higher margin, alloy-based premium products.

The oil country tubular goods market is also affected by the level of inventories maintained by manufacturers, distributors, threading companies, and end users.  During downturns in drilling activity, customers typically utilize the inventory of these products rather than purchase new products, causing demand for new production to further decrease.  Conversely, in periods of increased drilling activity, increases in oil country tubular goods inventory levels by distributors and end users typically occur, accelerating demand for new production.  However, throughout 2003, although drilling activity had increased over the prior year, distributor inventory remained at lower than anticipated levels.

The amount of imported oilfield products also affects the oil country tubular goods market.  According to the U.S. Department of Commerce, imported oil country tubular goods accounted for approximately 35% of the apparent domestic oil country tubular goods consumption during 2003, and 31% during 2002.  Protective tariffs on several foreign countries were imposed in 1995.  These trade tariffs covering Argentina, Italy, Japan, Korea, and Mexico were extended in June 2001 subject to future sunset review in 2005, and to annual reviews by the Department of Commerce.  The affirmative sunset review determinations have been appealed to the Court of International Trade, and Argentina has appealed to the World Trade Organization.  If those orders are revoked in full or in part or the duty rates are lowered, we could be exposed to increased competition from imports that could decrease our sales and profits, or increase our losses.  In the case of line pipe, a successful Section 201 case implemented in March 2000 restricting imports of American Petroleum Institute (“API”) electric resistance welded (“ERW”) line pipe in sizes up to 16-inches in diameter expired March 1, 2003.

On November 10, 2003, the World Trade Organization ruled the Section 201 tariffs illegal allowing the European Union nations and Japan to implement retaliatory duties against any U.S. export.  Subsequently, The U.S. Administration terminated the remaining Section 201 tariffs and import restrictions in December 2003.

Manufacturers produce oil country tubular goods in numerous sizes, weights, grades, and thread profiles. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance, and other performance characteristics. Oil country tubular goods are generally classified by “carbon” and “alloy” grades. Carbon grades of oil country tubular goods have yield strengths of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of oil country tubular goods, often referred to as premium goods, have yield strengths of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet or for high temperature wells, highly corrosive wells, or other critical applications.

Carbon and alloy grades of oil country tubular goods are available from both electric resistance welded and seamless tube producers.  Electric resistance welded tubes are produced by processing flat rolled steel into strips which are cold-formed, welded, full-body normalized or seam-annealed, and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into tubes and then end- finishing those tubes into oil country tubular goods in a manner similar to electric resistance welded pipe.

Based on published industry statistics, electric resistance welded products have accounted for approximately half of the domestic casing and tubing tonnage consumed. Electric resistance welded, full-body normalized casing and tubing and seamless casing and tubing compete for critical applications such as deep natural gas wells and offshore wells. Customers purchasing products for these applications require high-performance oil country tubular goods that can sustain enormous pressure as measured by burst, collapse, and yield strength. Operators drilling shallow wells generally purchase oil country tubular goods based primarily on price and availability, as these wells require less stringent performance characteristics.

Line pipe products are used for surface production flow lines and gathering and transmission of oil, natural gas, and fluids. Line pipe is primarily produced in welded form. Line pipe markets are dependent not only on the factors which influence the oil country tubular goods market, but also on pipeline construction activity, line pipe replacement requirements, new residential construction, and utility purchasing programs.  Line pipe sales often lag oil country tubular goods sales by twelve or more months.

Couplings are used to connect individual sections of oilfield casing and tubing.  We manufacture a full product size range of high quality couplings including both standard oilfield API grades as well as premium connections.  The market for couplings is dependent on the same factors that impact the oil country tubular goods market.

Specialty Tubing Products.  The specialty tubing business includes the manufacture, marketing, and sale of a broad variety of steel tubing products, including premium and custom-made products. Applications for specialty tubular products include precision mechanical tubular products for automotive, fluid power, and other markets for various mechanical applications and finned tubular products for heat recovery applications.

The demand for precision mechanical tubulars and other specialty tubing used for automotive, fluid power, and other mechanical applications is cyclical and dependent on the general economy, the automotive and construction industries, product inventory levels, and other factors affecting domestic goods activity.   Demand for precision mechanical tubulars within the traditional markets was down significantly in 2001 as a result of the recession experienced in the United States during the calendar year.  Only the strong demand from the automotive sector kept demand for precision mechanical tubulars for 2002 on par with 2001.  As occurred in 2001, the continuing decline in the economy resulted in further decreased demand for precision mechanical tubing during the fourth quarter of 2002 and remained so for most of 2003.  We experienced a slight improvement in the latter half of the fourth quarter of 2003 as general economic conditions showed some positive progress toward recovery.

Demand for heat recovery tubular products, or finned tubes, depends on several factors including combined-cycle electrical power plant construction, the cost of alternative fuels for power generation and, to a lesser extent, on industrial processing plant and petrochemical plant construction.  Demand slowed considerably in 2002 and remained slow throughout 2003 for these products as construction of new power plants was curtailed due to lower energy demand attributable to the slowdown in the general economy and constraints on capital to fund the construction projects.  Beyond completion of power plants currently under construction, we expect little new generating capacity to be added in the next year.

Flat Rolled Steel and Other Products. We have a rolling mill which has the capacity to produce 1.4 million tons of flat rolled steel per year.  Participation in flat rolled steel markets allows us to maintain flexibility in procurement of lower cost steel.   Flat rolled steel, produced primarily for the manufacture of oilfield and specialty tubing products, is also sold to fabricators of various construction and industrial products. The market for flat rolled steel is affected by a number of factors, including price, capacity utilization, and material costs.  Flat rolled steel is sold in highly competitive markets and price, quality, and availability are the main determinants of customer purchasing decisions.  Other products consist of tubular goods that serve a variety of uses, such as structural piling applications in the construction industry.

OUR OILFIELD PRODUCTS

Products.  We manufacture and market premium oil country tubular goods. Our oil country tubular goods include casing and production tubing but not drill pipe. We also manufacture and market line pipe and couplings and we provide a complete line of oilfield tubular finishing services including threading and inspection.

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

Casing, which historically represents more than 80% of the oil country tubular goods products sold by us, is the structural retainer wall in oil and natural gas wellbores. It also serves to prevent pollution of nearby water reservoirs and contamination of a well’s production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and natural gas to the surface. We offer the widest grades and ranges of outside diameters in casing (3 1/2” to 20”) and tubing (1.9” to 3 1/2”) produced in the United States, including products that have been successfully used in wells with depths of over 30,000 feet.

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

Critical applications, such as deep natural gas wells and offshore wells, require high-performance casing and tubing that can withstand enormous pressure as measured by burst strength, collapse strength, and yield strength.  Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. In our electric resistance welded, full-body normalized manufacturing process, which meets and exceeds API standards, we heat treat the entire tube and not just the weld area. This process strengthens the entire tube and makes our premium casing, tubing, and line pipe interchangeable with seamless tubulars for nearly all critical applications.  As well profiles trended toward more shallow-well drilling in 2003, revenues from our high-strength alloy grade products fell from 66% of total OCTG revenues in 2002 and 2001 to 62% in 2003.

Operators drilling shallow wells generally purchase oil country tubular goods based primarily on price and availability, as wells of this nature require less stringent performance characteristics. We compete in this market, which is served primarily by producers of seam-annealed oil country tubular goods, with our Wildcat™ brand of oil country tubular goods and other brands produced through our exclusive alliance mills.

Line Pipe

We offer the widest size and chemistry range of line pipe used to gather and transmit oil and natural gas in the United States with outside diameters from 2 3/8” to 60”.  Historically, approximately 15% to 25% of our oilfield product revenues are from line pipe sales.

Couplings

With the acquisition of Wheeling in 2002, we are able to provide a full range of coupling products used to connect individual sections of oilfield casing and production tubing from 2 3/8” to 20”, including premium grades and premium threads.  The demand for coupling products is correlative to demand for OCTG products.  Prior to its acquisition by Lone Star, Wheeling had a multi-year partnering arrangement with Lone Star Steel Company (“Steel”) to provide 100% of Steel’s coupling requirements.  In addition to Steel, which comprised approximately 43% and 47% of Wheeling’s 2003 and 2002 sales respectively, Wheeling maintains distribution arrangements with other large domestic OCTG producers.

Finishing

By acquiring Delta and Delta International during 2003, we took another major step toward providing complete tubular solutions for our customers.  Delta and Delta International provide the full-size range of OCTG finishing, including premium threading, heat-treating, upsetting, inspection, and storage services.  They join Bellville and Wheeling in our newly formed Star Energy Group.

Sales and Distribution.  Our domestic oil country tubular goods sales distribution network includes 14 non-exclusive stocking distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. We also sell line pipe through distributors and to end-users. Internationally, oil country tubular goods are sold through distributors and trading companies as well as directly to end-users. Approximately 1% of the shipments of oil country tubular goods and 1% of the shipments of line pipe in 2003 were to destinations outside the United States.  Our two largest customers, both distributors of our oilfield products in 2003, accounted for approximately 16% and 13% respectively, of the total oil country tubular good tons we shipped. About 80% of the oil and natural gas wells drilled in the United States in 2003 were located within an approximate 750 mile radius of our mills in Texas.  The majority of our oilfield products were sold for use in Texas, Oklahoma, Louisiana, New Mexico, and Kansas, as well as the Gulf of Mexico, which is less than 250 miles from our mills.

Alliance Mills.  In addition to production from our mills, we have marketing agreements to sell other steel oilfield tubular products manufactured by several companies. Through commercial alliances with several mills, we have expanded our oilfield product offering. These arrangements enable us to outsource production of specific products, allowing us to offer a wider variety of casing, tubing, and line pipe without a permanent capital investment. These alliances allow us to concentrate our capital expenditures and manufacturing expertise on our premium products, while offering our customers a complete size range of casing, tubing, and line pipe. These transactions are performed on a commission basis and through purchase and resale of the products. Our alliance arrangements accounted for approximately 17%, 21%, and 22% of our revenues from oilfield products during 2003, 2002, and 2001, respectively.

Competition.  Oil country tubular goods and line pipe are sold in highly competitive markets. Once users of oil country tubular goods determine which performance characteristics are relevant, they base their purchasing decisions on four factors: quality, availability, service, and price. We believe that we are competitive in all of these areas. We successfully compete with both seamless oil country tubular goods and seam-annealed electric resistance welded products, as described above under “Business-Industry Background - Oilfield Products.”  Our electric resistance welded, full-body normalized casing and tubing products compete with seamless oil country tubular goods, and we offer products with the widest variety of diameters, grades, and wall thicknesses in the United States.  Several domestic manufacturers produce limited lines of oil country tubular goods, and a number of foreign manufacturers produce oil country tubular goods for export to the United States.

The level of imports of oil country tubular goods from Canada and Taiwan was greatly reduced by the existence of antidumping duty orders from 1986 until revocation in June 2000. In addition, since 1995, the level of imports of oil country tubular goods from Argentina, Italy, Japan, Korea, and Mexico has been greatly reduced by the existence of antidumping duty orders covering imports from these countries and a countervailing duty order covering imports from

Italy. The orders may also have had a beneficial impact on prices for oil country tubular goods in the domestic market. Affected parties can request administrative reviews of imposed duties and tariffs.  These orders against Argentina, Italy, Japan, Korea, and Mexico were reviewed through the International Trade Commission in 2001 and were extended for an additional five-year period at that time.  The affirmative sunset review determinations have been appealed to the Court of International Trade, and Argentina has appealed to the World Trade Organization. The domestic oil country tubular goods industry filed a number of trade cases in the first half of 2002 against 13 countries for unfairly imported OCTG; however, these cases were dismissed at the International Trade Commission level by a four-to-one margin.

Despite the existence of various anti-dumping duty orders, imports were 35% of apparent domestic consumption in 2003.

In February 2000, in response to a petition filed by domestic welded line pipe producers and their workers, including us, the United States government granted relief to the line pipe industry under Section 201 of the Trade Act of 1974. The relief, effective March 1, 2000, restricted imports of welded line pipe not exceeding 16 inches in outside diameter to a maximum of 9,000 tons from any country other than Canada and Mexico.  Imports in excess of that amount were subject to significant tariffs.   These tariffs expired in March of 2003.

OUR SPECIALTY TUBING PRODUCTS

Products.  Our specialty tubing business includes the manufacture, marketing, and sale of a variety of tubular products. Our specialty tubular products are generally high value-added premium or custom products often involved in exacting applications.  Our specialty tubing products include finned tubulars used in industrial processing, petrochemical plants, and power technology applications.

Precision Mechanical Tubulars

We have one of the largest production capacities in the world for precision mechanical tubular products using the Drawn Over Mandrel (“DOM”) manufacturing process. The use of the DOM manufacturing process enables us to achieve higher critical tolerances and dimensional control than other processes. Our precision mechanical tubular product line includes a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties. Our precision mechanical tubular products have the widest size range in the world, from 1/2” to 15” in outside diameter, and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties, and surface finishes. Product uses include the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods, and liner hangers. As a result of the wide range of industrial applications for precision mechanical tubular products, sales traditionally follow general domestic economic conditions.

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

Heat Recovery Tubular Products

We manufacture custom-engineered specialty finned tubular products used in a variety of heat recovery applications. We have the major portion of domestic manufacturing capacity of finned tubes that are used in heat recovery steam generators.  Finned tubes are steel tubes with various types of fins or studs welded to the outside to increase the amount of surface area for maximized recovery of heat.  Our heat recovery products are used in fuel economizers, petrochemical plants, refineries, and combined-cycle electrical power generation.

In connection with our production of finned tubes, we design and manufacture other products relating to large-scale applied heat recovery technology, such as boiler tubing and economizers.  Economizers are bundles of finned tubes arranged to maximize the amount of heat captured from boiler exhaust gases.  Economizers are normally used on large boilers for office buildings, hospitals, universities, prisons, breweries, and food processing plants. We also manufacture and sell X-ID tubing, which has specific patterns on the interior surface of the tube for enhanced heat transfer.

Other Specialty Tubing Products

We also produce hot finished specialty tubing. We have developed new thick wall products using enhanced hot reduction technology for applications such as heavy axles for trailers and light axles for trucks, including sport utility vehicles that were typically made out of seamless tubes.  This product is also used for other industrial applications.

Sales and Distribution.  Domestically, we market and sell our precision mechanical tubulars through 19 non-exclusive steel service centers and to end-users. Our precision mechanical tubulars have detailed design specifications and in some cases long lead times, making annual contracts an efficient mechanism for large purchasers. Internationally, the majority of our precision mechanical tubulars is currently sold to end-users and exports accounted for approximately 3%, 11%, and 22% in 2003, 2002, and 2001 respectively, of the shipment tonnage of our precision mechanical tubulars.  We market and sell our finned tubes and other heat recovery products through four outside sales managers providing direct sales to most original equipment manufacturer (“OEM”) accounts and through approximately fifty independent sales representative companies which sell to end-users and contractors.  Exports of finned tubulars and other heat recovery tubes accounted for approximately 21%, 11%, and 18% of the revenues from those products in 2003, 2002, and 2001, respectively.

Competition.  The market for specialty tubing is competitive and is served by several manufacturers.  We have one of the largest capacities in the world to manufacture precision mechanical tubulars using the DOM manufacturing process.

Since these products are made to end-user specifications and often require just-in-time delivery, only small quantities are imported into the United States. In contrast to the oil country tubular goods market, seamless and electric resistance welded specialty tubing products differ in their applications. Electric resistance welded tubing, such as precision mechanical tubulars, is preferred for many mechanical tubing applications because its consistent wall thickness requires less machining in the finishing process. In contrast, seamless tubes are often specified in heavy gauge applications such as boiler and pressure tubing.

Based on generally available market data, we estimate that we have a major portion of the domestic manufacturing capacity for finned tubes used for heat recovery steam generation.  We have one significant domestic competitor and a number of smaller foreign competitors.

OUR FLAT ROLLED STEEL AND OTHER PRODUCTS AND SERVICES

Products and Services.  We also manufacture and market flat rolled steel and other miscellaneous products that are secondary to our manufacture of oilfield and specialty tubing products. Flat rolled steel is primarily used by us in the manufacture of tubular products. We also sell flat rolled steel to fabricators of large diameter transmission pipe, storage tanks, rail cars, and a variety of other construction and industrial products. Our participation in the flat rolled steel commodity market provides us flexibility in sourcing lower cost steel for our tubular products.

We also market other products such as tubulars for use in structural and piling applications in the construction industry, and we provide transportation, storage, and other services.

We also have a stand-alone steel coil slitting business. This business includes a steel coil storage and processing business, where we provide toll slitting services for major steel customers and also provide steel storage and custom cutting. The steel coil division ships its processed steel on a just-in-time basis principally to our finned tubing manufacturing operations and to outside customers.

Sales and Distribution.  We manufacture and sell flat rolled steel directly to end-users and through service centers, primarily in the Southwestern region of the United States.  Our two largest customers of our flat rolled steel accounted for approximately 76% of our flat rolled steel sales in 2003, as well as substantially all other sales of miscellaneous tubular products other than oilfield and specialty tubing products. One of these customers has steel processing facilities located adjacent to our facilities in Lone Star, Texas, and those facilities purchase most of their flat rolled steel from us.  Sales to these two customers represented approximately 7%, 8%, and 8% of our total revenues for 2003, 2002, and 2001, respectively.

Flat rolled steel processing services are also sold to steel mills where we receive processing revenues but do not purchase and resell steel.

Competition.  Our flat rolled steel is sold in highly competitive markets generally concentrated in the Southwestern region of the United States. Sales and earnings are affected by the cost of raw materials, use of flat rolled steel by us in the manufacture of our tubular products, demand by outside customers, and general economic conditions.  Our steel coil slitting services compete against service centers located in the Midwest.

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information for each segment regarding revenues, profits or losses (as applicable) and total assets, see “Business Segments - Note B” of the Notes to Consolidated Financial Statements.

CUSTOMERS

We sell our oilfield products through our exclusive distributors to numerous end-users, including BP, ChevronTexaco, El Paso Exploration, Anadarko Petroleum, Devon Energy, Burlington Resources, Apache, and ExxonMobil.  We sell our finned and other heat recovery tube products to over fifty end-users, including Foster Wheeler, Chicago Tube and Iron, Peerless, Alstom Power, Cerrey, Nooter Eriksen, and Vogt Power International.  We sell our precision mechanical tubulars to such distributors and end users as Earle M. Jorgensen Company, Marmon/Keystone, Hyva, DaimlerChrysler, Ford Motor Company, and Dana.

RESEARCH, DEVELOPMENT, INFORMATION TECHNOLOGY AND PATENTS

We are committed to technologically innovative product development. With respect to oilfield products, we collaborate with customers and industry groups to develop new grades of oil country tubular goods as well as new products, such as expandable casing. Our expandable casing product was developed for a joint venture between Shell Oil Company and Halliburton Company and was first successfully installed in late 1999 in the Gulf of Mexico.  As of February 2004, there have been more than 215 successful installations totaling more than 215,000 feet of casing for 54 end-users in 20 countries.  We have also developed slotted tubes for expandable sand screens and riser sleeves to provide new product solutions for our customers.  Our technical knowledge and high-performance casing products are also being applied in an innovative method for drilling wells using casing instead of drill pipe.  We also have used our expertise to develop high-strength, thick wall line pipe for offshore applications. In addition, we developed ultrasonic testing methods to assure the quality of our tubing. In the specialty tubing area, our recent product developments include the Aeroseg finned tube, a new thermal mechanically processed Drawn Over Mandrel product called QDOM for applications requiring extreme mechanical properties and thick wall products using hot reduction technology for applications such as heavy axles that are normally made out of seamless tubes. We hold several United States patents covering some of our manufacturing processes and products.

We have also made significant investments in information technologies that provide the platform for internet-based commercial marketing and resource constrained production planning. We believe our information technologies capabilities will allow us to more effectively run our facilities, give our customers excellent service, and facilitate web-based commercial initiatives.

MANUFACTURING CAPABILITIES

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas which contains over 2,000,000 square feet of manufacturing space and approximately 91,000 square feet of oilfield products manufacturing facilities in Bellville, Texas.  We manufacture our finned tubular products in approximately 364,000 square feet of manufacturing facilities on approximately 71.5 acres that we own or lease in the Tulsa, Oklahoma metropolitan area; Quebec, Canada; and Monterrey, Mexico.  Our coupling products are manufactured at three owned facilities totaling 231,000 square feet of manufacturing space and located in Pine Bluff, Arkansas; Hughes Springs, Texas; and,

Houston, Texas.  Our finishing and storage services provided by Delta and Delta International are performed at two owned facilities totaling 281,500 square feet across 230 acres located in Houston, Texas.

The annual rated capacity of our facilities in Lone Star, Texas approximates 1,250,000 flat rolled tons and 1,000,000 welded pipe tons. We have access through marketing arrangements and alliances with mills for additional oilfield tubular capacity of approximately 500,000 tons per year.  Our electric arc furnaces (“EAF”) have an estimated capacity of 360,000 ingot tons.  In 2003, the precision mechanical specialty tubing facilities operated at 51% of capacity.  The rolling mills and pipe mills generally operated at 54% and 59% of capacity, respectively, while the electric arc furnaces (“EAF”) generally operated at 57% of capacity in 2003.

Wheeling operates PMC high volume finishers and CNC lathes at facilities in Pine Bluff, Arkansas, Hughes Springs, Texas, and Houston, Texas.  Wheeling also maintains finished product at its production facilities as well as warehouses at Steel, and a facility servicing U.S. Steel operated by Wheeling in Birmingham, Alabama.  The Houston facility was established to handle premium threads, material that requires third party inspections and as an entry point into the oilfield accessories business.  Wheeling offers a wide range of eight round and buttress couplings for 2 3/8” tubing through 20” casing.

Delta Tubular Processing (“DTP”) is a licensed API processor for upsetting, threading, and heat treating of OCTG products to API specifications.  DTP has two upsetters that are capable of upsetting tubing, two Quench and Tempering operations that can heat treat tubing and coupling stock through 3.668” outside diameter (OD), and one full-body normalizing line that can normalize tubing up to 4 ½” OD.  DTP has two hydrostatic tubing testers, two high-speed PMC tubing threaders, one threading repair line, and one NDT (non-destructive testing) operation.  The facility capacity is calculated to be 120,000 tons per year with an average mix of products.  DTP operates on an eighty acre tract in Houston, Texas with 150,000 square feet of building use and leases an additional building with 14,500 square feet which houses its second heat treat line.

Delta Tubular International (“DTI”) is a licensed API processor for OCTG casing for sizes ranging from 4 ½” to 20” OD. We have two Four Function Electro Magnetic Inspection lines that inspect pipe ranging from 2 3/8” through 13 3/8” OD and one ultrasonic line for full body ultrasonic inspection up to 20” OD. We have three double-ended thread lines capable of threading API and Specialty threads from 4 ½” through 20” OD pipe.  Our annual rated capacity for casing threading is 225,000 tons and inspection is 450,000 tons.  This facility is located on a 150 acre tract in Houston, Texas with 117,000 square feet of building usage.  We are preparing for the installation of a new, state-of-the-art UT line and two Okuma threaders which will increase these capacities.

Both DTP and DTI facilities have truck and rail access, and are located in close proximity to the Houston Ship Channel.

We have a major portion of the domestic manufacturing capacity for production of finned tubes for heat recovery applications.

RAW MATERIALS AND INVENTORY

In general, we attempt to procure raw materials and manage our finished goods inventory in a manner that will provide:

•              significant flexibility in responding to the levels of demand for our various products;

•              a short lead time in filling our customers’ orders;

•              a broad product range offering; and

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

We can use steel slabs, scrap steel, and steel coils in the manufacture of our tubular products. We purchased steel slabs to meet approximately 80% of our steel needs in 2003, and it was often necessary for us to commit to purchase slabs 60 to 120 days prior to production. We anticipate again using steel slabs for most of our production needs in 2004. Our principal raw material for our internally produced steel slabs is scrap steel, which is internally generated from our operations and available in the spot market. The price of scrap steel and steel slabs can be volatile, is influenced by a number of competitive market conditions beyond our control, and is not directly related to the demand for our products.

In March 2002, the U.S. Government imposed anti-dumping tariffs (Section 201) over a three-year period on various types of imported steel, principally steel coil, but also including steel slabs.  We procure a substantial portion of our steel slabs principally from Mexico and Brazil.  Mexico and Canada were excluded from these tariffs.  In the first year, a 30% tariff on countries other than Mexico and Canada that produce steel slabs was only imposed after an aggregate quota of 4.9 million tons was exceeded.  In year two, a 24% tariff was imposed after a quota of 5.4 million tons was exceeded and, in the third year, an 18% tariff was to be imposed once a quota of 5.8 million tons was exceeded.  These actions reduced foreign imports of steel coils and increased the cost of flat rolled steel.   In addition, higher steel coil costs resulted in increased demand for steel slabs.  This increased demand caused prices for steel slabs to increase beginning in the second half of 2002.  Steel prices remained higher and volatile for most of 2003 compared to 2002.  While the cost of steel slabs fell 4% in the fourth quarter of 2003 from the third quarter, the price of steel coils rose during the fourth quarter such that the total average cost of our steel during the quarter was only down 3% from the third quarter.  Higher steel costs are expected for at least the first half of 2004 as well.

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

EMPLOYEES

At December 31, 2003, Lone Star Technologies employed approximately 2,270 employees.  Of this number, approximately 940 employees, all at Steel, are a part of collective bargaining agreements through three unions, the International Bricklayers of America (“Bricklayers Union”); Security, Police & Fire Professionals of America (“Security Union”); and the United Steel Workers of America (“Steel Workers Union”).

The agreement between Steel and the Bricklayers Union has an expiration date of May 31, 2005 and covers five brick masons.  The agreement between Steel and the Security Union has an expiration date of September 30, 2006 and covers ten security professionals.  The agreement between Steel and the Steel Workers Union has an expiration date of May 31, 2005 and covers 866 production and maintenance employees.  The Company would describe its relationship with these bargaining units as good.

The agreement between Star Tubular Services Inc. (“STSI”), a wholly-owned subsidiary of Steel, and the Steel Workers Union expired in February 2004.  The expired agreement covered 59 warehouse and maintenance employees.  The wages and benefits have remained intact.  Steel gave notice to the Steel Workers Union that the contract is no longer in effect.  The Steel Workers Union was further advised that the agreement’s arbitration process and procedure was also terminated.  Steel considers the current relationship with the associated workforce acceptable and the employees continue to work without a contract.

We have dedicated necessary resources and made the commitment to design and implement a health and safety program that will meet the Occupational Safety & Health Administration’s (OSHA) Voluntary Protection Program (VPP) Star criteria at our facilities in Lone Star, Texas.  The VPP safety management program goes beyond OSHA standards to protect workers more effectively than simple compliance.  We have also implemented a behavior-based safety program that is employee driven to improve safety performance.

We endeavor to provide a safe and healthful work environment for our employees, contractors, vendors, and visitors to our facilities.  We continuously monitor and update our safety programs and strive to exceed OSHA requirements.

We utilize a variety of video and classroom teaching methods to train our employees on both OSHA required topics as well as facility-specific matters.

FOREIGN OPERATIONS

Our export sales to destinations outside the United States were approximately $13.3 million in 2003, $24.0 million in 2002, and $45.3 million in 2001.  We own a manufacturing facility in Quebec, Canada and lease a manufacturing facility in Monterrey, Mexico.  Long-lived assets maintained in Quebec, Canada were $3.1 million and $2.8 million at December 31, 2003 and 2002, respectively.  Long-lived assets maintained in Monterey, Mexico were $1.6 million and $2.1 million at December 31, 2003 and 2002, respectively.  Our export sales of $13.3 million to destinations outside the United States included $5.7 million from these foreign facilities in 2003.

ENVIRONMENTAL

Oilfield Products.  Steel’s operations are subject to extensive environmental regulations with respect to air emissions, wastewater and storm water discharges, and waste management.  Our environmental protection and improvement expenditures were approximately $3.6 million during the past three years, including expenditures related to energy efficiency efforts, asbestos abatement, secondary containment upgrades, PCB-contaminated electrical equipment elimination, waste disposal site closures, and out-of-service facility remediation projects.

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

The solid waste units that received wastes defined as hazardous waste under the Resource Conservation and Recovery Act (RCRA) have been closed.  The two RCRA units requiring continued monitoring are undergoing post-closure care.  Lone Star has submitted a letter to the Texas Commission on Environmental Quality (“TCEQ”) guaranteeing the remaining cost of post-closure care (estimated to be approximately $380,000), which meets our financial assurance requirements.  The TCEQ, formerly the Texas Natural Resource Conservation Commission (TNRCC), is in the process of determining what, if any, corrective action is required to address the remaining non-RCRA solid waste management units.

The TCEQ conducted an extensive review of Steel’s waste management practices during 2003 to evaluate compliance with applicable requirements for industrial solid waste.  The review was closed with no further response required from Steel and no notice of violation.

We possess necessary authorizations for air emissions, wastewater and storm water discharges and waste management.  We are presently in substantial compliance with our permits and applicable air, water and waste management rules and regulations.  We have an environmental management system in place, which conforms to the internationally recognized ISO 14001:1996 standard, to assist in maintaining compliance and improving performance.  In addition, third party compliance audits are conducted systematically of Steel’s operations in accordance with the Texas Audit Privilege Act.  We do not expect future environmental expenditures necessary to comply with existing environmental rules and regulations to have a material impact on our financial position or operations.

Star Energy Group.  The operations of DTP, DTI, Bellville, and Wheeling are also subject to environmental regulations in the area of air emissions, wastewater and storm water discharges and waste management.  The companies possess or have applied for, necessary authorizations for air emissions, wastewater and storm water discharges, and waste management.  All facilities are classified as either Small Quantity Generators or Conditionally Exempt Small Quantity Generators.  Wastes are temporarily stored onsite, but are disposed or recycled offsite by a third party.  There are no onsite waste disposal units.

Specialty Tubing.  Fintube is also subject to environmental regulations in the area of air emissions, wastewater and storm water discharges, and waste management, and possesses necessary authorizations for such activities.  Wastes are temporarily stored onsite, but are disposed or recycled offsite by a third party.  Fintube does not use onsite waste disposal units.

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

In addition, our code of business conduct and ethics, Corporate Governance Guidelines, and Charter of the Audit, Corporate Governance, and Human Resources Committees are available on our website and in print to any shareholder who requests a printed copy.

ITEM 2.  PROPERTIES

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas which contains over 2,000,000 square feet of manufacturing space.  The original facilities, constructed in the 1940’s and 1950’s have been expanded and modernized, and include two EAFs equipped with oxy-fuel burners with a combined capacity of approximately 360,000 ingot tons per year; two rolling mills, a “two-high” mill that rolls the EAF ingots into slabs and a “four-high” single stand reversing Steckel mill that produces flat rolled coils; coil slitting and handling equipment; two pipe welding mills; seven draw benches, including the largest specialty tubing drawbench in the Western Hemisphere; three heat-treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which oil country tubular goods are threaded and couplings are applied; and various support facilities including a shortline railroad and other transportation and storage facilities.

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

Delta Tubular Processing operates in a total 117,000 square feet situated on approximately 150 acres of land that we own in Houston, Texas.  Delta Tubular International utilizes 165,000 square feet located on approximately 80 acres of land that we own in Houston, Texas.  Both facilities utilize the owned acreage for pipe storage and warehousing.

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

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2001, we entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Products Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, we notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that we were not able to complete the acquisition.  Later that day, Cargill, Incorporated notified us that it was filing a lawsuit against us seeking unspecified damages and alleging that we had breached the agreement.  On March 13, 2003, the jury in the court of the Fourth Judicial District of the State of Minnesota returned a verdict of $32 million in damages against Lone Star.  We believe that we have fully performed all of our obligations under the acquisition agreement and are vigorously contesting the verdict, which is on appeal.  We have set up a reserve totaling $34 million which includes accrued interest of $2 million and is included in noncurrent liabilities at December 31, 2003.  We have also set aside cash of $32.2 million as restricted cash, which includes accrued interest of $0.2 million at December 31, 2003.

During the last five years, our subsidiary, Lone Star Steel Company (“Steel”), has been named as one of a number of defendants in 36 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  To date several of these lawsuits have been settled for approximately

$60,000 in the aggregate.  Of the 36 lawsuits, twelve have been settled or are pending settlement and nine have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by our insurance.  We have accrued for our estimated exposure to known claims, but do not know the extent to which future claims may be filed.  Therefore, we cannot estimate our exposure, if any, to unasserted claims.

In 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, was named as one of a number of defendants in five lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Two of these lawsuits have been dismissed.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).  In addition, Zink LLC has been named in eight lawsuits in which the plaintiffs, one of whom has mesothelioma, allege exposure to asbestos in Zink’s products and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater.  Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s.  Koch is seeking indemnification from Lone Star with respect to these eleven lawsuits.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.  Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

Steel’s workers’ compensation insurance was with one insurance carrier from 1992 through 2001.  In March 2002 that carrier was declared insolvent and placed in receivership.  Since then, the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) has been paying the insolvent carrier’s obligations under those insurance policies, as required by Texas law.  Through February 2, 2004 TPCIGA had paid $1.6 million in claims under those policies, and it estimates that it will pay an additional $2.0 million in claims over the next few years, for an estimated total of $3.6 million.

Of this total, about $2.3 million relate to claims that are more than the policy deductibles (the “excess claims”), and the remaining $1.3 million relate to claims that are less than the policy deductibles (the “deductible claims”).  TPCIGA is entitled by law to recover from the insured the amount of certain insurance claims paid by it if the insured’s net worth is more than $50 million on December 31 of the year before the insurance carrier became insolvent.  Because Steel’s net worth on December 31, 2001 was more than $50 million, TPCIGA asserts that Steel owes it the $1.6 million for claims paid so far and that it can recover from Steel the estimated future claim payments of about $2.0 million as they are paid.  Steel contends, however, that part of TPCIGA’s claim for reimbursement - the $2.3 million of “excess claims” - is without merit because Steel and its legal counsel believe that the Texas law in question does not apply to workers’ compensation insurance.  Steel intends to defend vigorously against this claim.

Steel believes that it is most likely liable for the estimated $1.3 million of deductible claims, but Steel contends that this potential liability is reduced by a $0.9 million deposit that Steel paid to the insurance carrier before its impairment.  This contention is being contested by TPCIGA.  Steel is uncertain how much, if any, of the deposit is recoverable from the receiver, and it is difficult to evaluate Steel’s deductible reimbursement defense since it involves the interpretation of a statute that would be a case of first impression.  Therefore, Steel has not recognized a liability in the balance sheet for the estimated $2.3 million of TPCIGA past and future payments of excess claims.  It also has not recognized a liability in the event that Steel is unable to either recover or offset the $0.9 million deposit amount.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Lone Star’s Common Stock trades on the New York Stock Exchange under the symbol LSS.  The following table summarizes the range of trading prices by quarter for the last two years:

	2003		2002
	High	Low	High	Low
First quarter	$22.09	$12.00	$22.92	$13.63
Second quarter	$25.25	$19.85	$30.25	$19.90
Third quarter	$21.12	$13.00	$23.15	$10.68
Fourth quarter	$16.86	$12.91	$16.20	$9.75

As of February 16, 2004, we had 2,794 common shareholders of record.  We have not paid dividends on our common stock since becoming a public company and have no present plan to do so.

Information required under this item with respect to securities authorized for issuance under equity compensation plans is contained in Lone Star’s proxy statement for the 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

($ and shares in millions, except per share and employee data)

	2003(1)	2002(2)	2001	2000(3)	1999

Oilfield products revenues	$364.8	$304.2	$401.9	$362.0	$187.3
Specialty tubing products revenues	121.8	165.4	187.7	220.9	126.6
Flat rolled and other tubular revenues	47.5	54.1	60.6	62.4	48.1
Total revenues	$534.1	$523.7	$650.2	$645.3	$362.0

Gross profit	$5.2	$7.4	$69.3	$85.9	$12.8
Selling, general, and administrative expenses	(61.5)	(69.2)	(36.1)	(33.7)	(15.5)
Operating income (loss)	$(56.3)	$(61.8)	$33.2	$52.2	$(2.7)

Net income (loss)	$(68.2)	$(69.2)	$16.4	$38.6	$(5.5)

Net income (loss) per common share - basic	$(2.40)	$(2.52)	$0.67	$1.59	$(0.24)
Net income (loss) per common share - diluted	$(2.40)	$(2.52)	$0.66	$1.59	$(0.24)
Common shares used for diluted EPS	28.4	27.5	25.0	24.3	22.5

Current assets	$272.6	$341.8	$325.1	$257.5	$172.1
Total assets	$575.6	$612.9	$580.8	$515.3	$351.1
Current liabilities	$88.4	$59.9	$66.1	$91.7	$85.2
Noncurrent liabilities	$241.3	$240.4	$199.4	$167.8	$70.0
Total liabilities	$329.7	$300.3	$265.5	$259.5	$155.2
Shareholders’ equity	$245.9	$312.6	$315.3	$255.8	$195.9

Shares outstanding	28.7	28.5	25.2	23.7	22.6

Other Financial and Operating Data:
Cash flows from operating activities	$(40.6)	$(12.4)	$31.3	$(8.6)	$28.1
Cash flows from investing activities	$(48.0)	$(54.0)	$(14.7)	$(96.6)	$(11.7)
Cash flows from financing activities	$0.5	$81.5	$63.2	$109.7	$(15.1)
Earnings before interest, taxes, depreciation and amortization(4)	$(28.7)	$(37.9)	$50.7	$74.2	$14.0
Capital expenditures	$14.4	$15.9	$25.2	$23.3	$7.2
Active employees	2,270	1,900	1,892	2,358	1,554

Reconciliation of EBITDA (as defined)(4) to Cash Flows from Operations:
Cash flows from operating activities	$(40.6)	$(12.4)	$31.3	$(8.6)	$28.1
Non-cash charge for stock compensation	(1.1)	0.1	0.2	(0.7)	—
Net loss (gain) on asset disposals and impairments	(0.4)	0.1	—	—	—
Goodwill impairment	(18.7)	—	—	—	—
Changes in working capital	(15.2)	(11.4)	2.7	63.4	(22.0)
Other balance sheet changes	33.2	(23.8)	5.8	5.9	5.1
Interest expense, net	14.0	10.2	9.9	12.4	2.8
Income tax expense (benefit)	0.1	(0.7)	0.8	1.8	—
EBITDA	$(28.7)	$(37.9)	$50.7	$74.2	$14.0

(1)          Includes the results of operations of Delta and Delta International since the acquisitions became effective on May 1, 2003 and June 2, 2003, respectively.

(2)          Includes Wheeling results of operations since the acquisition became effective on October 1, 2002.

(3)          Includes the results of operations of Fintube and Bellville since the acquisitions became effective on January 1, 2000 and April 1, 2000, respectively.

(4)          EBITDA is earnings before interest, taxes, and depreciation and amortization.  EBITDA is presented to help us describe our ability to generate income that can be used to service our debt.  EBITDA is a non-GAAP liquidity measure commonly used in our industry and should not be considered as an alternative measure of our net income or cash flows from operations as computed in accordance with GAAP.  Amounts presented may not be comparable to similar measures disclosed by other companies.

ITEM 7.                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

OVERVIEW

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Consolidated Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview,”  “Principal Lines of Business, Products, and Services,” and “Significant Events” sections.  Our actual results may differ materially.

The manufacture of our products is capital intensive. Utilization rates at our manufacturing facilities in Lone Star, Texas increased only slightly in 2003 compared to 2002 as demand for our premium alloy-grade oilfield products did not increase to the levels we had anticipated, though the working rig count increased significantly throughout the year.  The change in mix resulted in our average OCTG sales price falling 2% in 2003 compared to the prior year even though total shipments of OCTG increased 28% during the same period.  Otherwise, prices were generally higher in 2003 compared to 2002, except for alloy-grade casing products.  Specialty tubing demand continued to remain depressed throughout most of 2003 with the overall general flatness in the domestic economy, although sales were up in the fourth quarter of 2003 compared to the third quarter, and the amount of customer inquiry level increased in the latter half of the fourth quarter.  Shipments of flat rolled steel were down 16% in 2003 compared to 2002.  Revenues were down 12% as average prices increased 5% during 2003 over the prior year.

Overall, total shipment volumes were down 3% in 2003 compared to the prior year.  The reduced production volumes had a negative impact on the cost of our products sold throughout the year as fixed and semi-fixed costs were absorbed by fewer units produced.

Historically, our oilfield products have accounted for the majority of our total revenues.  For fiscal year 2003, they were 68% of total revenues.   As a result, our revenues are largely dependent upon the state of the oil and gas industry, which has historically been volatile.  Oil and natural gas prices were higher on average throughout 2003 compared to 2002 as higher energy demand and relatively low supply maintained upward pressure on pricing.  This prompted domestic U.S. rig counts to climb throughout the first half of 2003 from 862 rigs at the end of 2002 and subsequently stabilize around an average of 1,100 rigs during the second half of 2003.  However, drilling continued to be biased toward lower-risk, shallow developmental fields such as shale areas in Texas and coal seam methane plays. Shallow wells use mainly carbon-grade OCTG, which generally has lower margins than our alloy-grade premium products.  Further, shallow wells require proportionally fewer tons per foot of well depth than deeper wells as the initial surface casing is generally smaller in diameter, fewer intermediate casing strings are needed, and generally the wall thickness of the casing is less.  In addition, imports, which accounted for 35% of the total apparent OCTG consumption in 2003 compared to 31% in 2002, are typically more accepted for these less critical shallow well applications.

Demand for our oilfield products depends on a number of factors including the number of oil and natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells.  Baker Hughes reported the average domestic rig count increased in 2003 to 1,032 working rigs, or by 24% compared to the previous year average of 830 working rigs.  Although most of the drilling has skewed towards shallow-well developmental fields, beginning in the second half of 2003 there was a sustained increase in the number of rigs drilling deeper than 15,000 feet, wherein the need for higher-margin, premium alloy-grade products increases.  During the fourth quarter of 2003, there were 155 to 160 rigs drilling deeper than 15,000 feet compared to a range of 125 to 130 rigs drilling at that depth during the first half of 2003. While we have not seen a corresponding increase in orders for premium alloy-grade OCTG used in deeper wells, we believe this trend will positively impact demand for these products as deeper well activity progresses.

The inventory level maintained by our distributors is another key indicator of supply and demand for our oilfield products.  As a proxy for industry OCTG inventory on-hand, we analyze levels at our owned warehousing operations where we maintain inventories for distributors and end-users on a fee basis.  We then compare these inventories to the active domestic rig count.   We noted a historically large gap between the total inventories held at our warehousing operations and the rig counts that began in the fourth quarter of 2002 and continued throughout 2003.  We believe that this trend in lower inventories is due to several factors including distributors becoming more efficient in their inventory management practices and the shallow well environment which requires shorter lead times in supplying end-users than deeper, more technically challenging drilling.  We believe that as end-users continue their trend towards deeper well drilling, the demand for our premium alloy-grade products will increase.

Steel costs are approximately 55% of our total cost of sales and are the largest single component of product cost.  Accordingly, increases in steel costs and our ability to pass those increases on to our customers through product pricing have a significant impact on our results from operations.   During 2003, we announced several OCTG price increases totaling approximately $135 per ton.  However, only about one-third of the announced price increases were realized or impacted program sales.  Additionally, we had a similar realization of announced price increases for line pipe during the year.  At the end of 2003, as a response to significantly higher raw material costs from our vendors, namely steel and natural gas, we implemented surcharges to balance these higher costs.  We initially announced a surcharge of $42 per ton effective January 1, 2004 for all oilfield product shipments which was subsequently replaced by a $60 per ton surcharge beginning February 1, 2004 as our principal steel sources announced further steel price increases and larger surcharges.  We implemented similar price increases and surcharges of like or greater magnitude for our specialty tubing products.  We believe these measures are essential as industry observers expect substantial steel price volatility to continue.

Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, the level of oil and gas drilling activity, competition from domestic and foreign manufacturers, and costs of our raw materials.  Our finned tubular products are affected by the level of domestic and foreign demand for power generation, the relative state of the general industrial economy, as well as domestic and foreign competition.

The level of production volume through our various facilities has a significant effect on the cost of manufacturing. Key variable costs include costs of labor and raw materials, including scrap steel, steel slabs, wire rod, steel coils, electricity, and natural gas.  Most of our finned tubes and other heat recovery products are manufactured in specific configurations as ordered.  Accordingly, our manufacturing costs for heat recovery products are to some extent factored into product prices on an order-by-order basis.

We have entered into marketing alliances and manufacturing arrangements with several companies. These alliances and arrangements involve the marketing of their products which provides us access to additional manufacturing capacity.  Our exclusive commercial alliances with these mills allows us to outsource production of specific types of OCTG, line pipe, and specialty tubing and enables us to concentrate our capital expenditures and manufacturing expertise on our premium products and new technologies.  We will continue to explore opportunities to expand our global alliance partners to enable us to offer our customers a wider variety of tubular products at competitive prices while enhancing our margins, and to focus our production on higher-margin premium products.

PRINCIPAL LINES OF BUSINESS, PRODUCTS, AND SERVICES

Oilfield Products -  Our oilfield products consist of (1) casing, which acts as a structural retainer wall in oil and natural gas wellbores, (2) production tubing, which transmits hydrocarbons to the surface, (3) line pipe, which is used in gathering and transmitting hydrocarbons, (4) couplings, which are used to connect individual sections of oilfield casing and tubing, and (5) OCTG finishing services, including threading, thermal treating, upsetting, non-destructive testing, inspection, and storage services.

We expect demand for our oilfield products to increase throughout 2004 as higher oil and gas prices are expected to sustain the growth in the number of active drilling rigs.  The U.S. Energy Information Agency (“EIA”) projected that the average West Texas Intermediate (WTI) crude oil prices should remain in the $28 to $30 per barrel range, prior to OPEC’s announcement in February 2004 to cut crude output by one million barrels per day, or about 10%.  OPEC’s decision is expected to provide further upward pressure on WTI crude oil prices throughout 2004.  The EIA expects U.S. petroleum demand to grow at an approximate 2% growth rate in 2004 and 2005 due in part to the accelerating growth of the domestic economy and high natural gas prices.   U.S. natural gas spot prices were consistently above $5 per million Btu during 2003 and the EIA expects it to average just under $5 per million Btu price during 2004 and 2005 while natural gas storage levels remain only slightly above historic averages.  We believe that these are positive indicators of increasing and sustainable demand for our oilfield products in 2004.

Specialty Tubing Products - Our specialty tubing product segment includes precision mechanical tubulars and finned tubular products.  Our precision mechanical tubulars consist of a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties which are manufactured by the “Drawn Over Mandrel” process. This process allows us to achieve higher critical tolerances and dimensional control than other processes. These products are used for several industrial applications, including the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods, and liner hangers.

Demand for precision mechanical tubulars within the traditional markets remained depressed throughout most of 2003 due to the continuing stagnation in the industrial economic sector.  However, during the fourth quarter of 2003, revenues from precision mechanical tubulars were up 8% from the third quarter as the overall domestic economy began to show signs of improvement.   The Institute of Supply Management Index, a widely followed monthly survey of manufacturing activity, reached a level not seen in twenty years.  We believe that demand for our precision mechanical tubing products in 2004 will continue to be positively impacted by the recovery in the general domestic economy.

Our finned tubular products are used in heat recovery applications such as fuel economizers, petrochemical plants, refineries, and combined-cycle electrical power generation plants.   Demand for domestically produced finned tubulars and related products continued to be negatively impacted in 2003 as a result of curtailed and cancelled combined-cycle natural-gas power plant construction projects throughout North America, and the continued stagnation in the industrial economy over most of 2003.  With few exceptions, demand for new power plant construction projects is not likely to return in the near term until existing capacity is utilized.  However, the EIA believes that the natural gas share of electricity generation is projected to increase from 17 percent in 2001 to 29 percent by 2025.  Further, since reorganizing our finned tubular business around new marketing and commercial business lines directed at more traditional heat recovery markets including fuel economizers and traditional boiler applications, we have recently experienced increased customer inquiry activity related to the improvement in the general industrial economy.

Flat Rolled Steel and Other Products - We manufacture and market flat rolled steel, which is primarily used in the manufacture of our oil country tubular products. We also sell flat rolled steel to fabricators of large-diameter transmission pipe, storage tanks, rail cars and a variety of other construction and industrial products. Our other products are principally used for structural and piling applications in the construction industry.  We sell flat rolled steel directly to end-users and through service centers primarily in the Southwestern region of the United States.

We sell flat rolled steel in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions.  Flat rolled steel processing services are also sold to steel mills where we receive processing revenues but do not take title to the steel.

SIGNIFICANT EVENTS

As a result of the economic slowdown that began in 2001 and continued well into 2003, many of our specialty tubing customers cut back capital expenditure budgets and investment in inventories.  These cut backs contributed to the decrease in our specialty tubing revenues beginning in late 2001 and through 2003.

To help counter the financial impact of the reduction in specialty tubing revenue, we undertook a series of initiatives to streamline our cost structure and re-align our operations with the marketplace and industry conditions.  These initiatives included workforce reductions both at our East Texas mill and Tulsa operations, consolidation of excess facilities, and a re-focus of our manufacturing capabilities on more traditional heat recovery markets.  These cost and productivity initiatives yielded between $5 million and $6 million in annual savings and we have additional plans company-wide to further reduce costs and improve our performance in 2004 including:

•                  A new company-wide cost and profitability improvement plan of an annualized value of approximately $20 million by the end of 2004;

•                  Implementation of product surcharges and price increases to mitigate raw material cost increases along with a realization of previously announced price increases;

•                  Improved pricing within our precision mechanical tubular products related to improving domestic industrial demand benefiting our specialty tubing products; and

•                  The continued growth of higher margin activities from recently acquired businesses.

As a result of the decrease in revenues from our Tulsa operations along with an anticipated lower growth in future revenues from this operation, we took a non-cash charge of $18.7 million in the fourth quarter for the impairment of the operation’s recorded goodwill.  See Note C in the Notes to Consolidated Financial Statements in this Form 10-K.

In May and June 2003, we completed our acquisitions of Delta and Delta International, respectively.  Delta and Delta International are leaders in providing OCTG end-finishing and inspection services.  The results of operations for 2003 include the results of Delta and Delta International since their respective dates of acquisition.  See Note K in the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis, Results of Operations, and Financial Condition are based on the related consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses.  Lone Star evaluates its estimates primarily based on historical experience and business knowledge.  These estimates are evaluated by management and revised as circumstances change.   A discussion of the significant estimates made by Lone Star follows:

Warranty Claims

Our products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, or loss of production.  We warrant our products to meet certain specifications.  Actual or claimed deficiencies in meeting these specifications may give rise to claims.  We maintain a reserve for asserted and unasserted warranty claims.  The warranty claim exposure is evaluated using historical claim trends and information available on specifically asserted claims. We also maintain product and excess liability insurance subject to certain deductibles that limits our exposure to these claims.  We consider the extent of insurance coverage in our estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period to period.  However, the incurrence of an unusual amount of claims could alter our exposure and the related reserve.

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

Impairment of Long-Lived Assets

Long-lived assets, which include property, goodwill, intangible assets, and certain other assets, comprise a significant amount of our total assets.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions, and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

Pension and Postretirement Benefit Obligations

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note I in the Notes to Consolidated Financial Statements).   These include the expected rate of return from investment of the plans’ assets, projected increases in medical costs and the expected retirement age of employees as well as their projected mortality.   In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.   Management makes these estimates based on the company’s historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).   Management engages an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its pension related liabilities.

Lone Star’s net pension benefit expense, which is included in “Cost of goods sold” on our Consolidated Results of Operations, was $5.4 million for the year ended December 31, 2003.  In recording this amount, Lone Star assumed a long-term investment rate of return of 8%.   Changes to this rate of return assumption would result in a change to the pension credit and, as a result, an equal change in cost of goods sold.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings and mortality would not be expected to have a material effect on Lone Star’s net pension benefit expense or net pension liability in the future.   The net pension liability is recorded at its net present value using a discount rate of 6.25% that is based on the current interest rate environment; therefore, management has little discretion in this assumption.

Lone Star’s net cost for other postretirement benefits, which is also included in cost of goods sold, was $1.6 million for the year ended December 31, 2003.  In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other Benefits” as disclosed in Note I, management estimated future increases in health-care costs.   This and other assumptions, along with the effect of a one percentage point change in them, are described in Note I.

RESULTS OF OPERATIONS

Net Revenues

Our revenues are derived from three business segments: oilfield products, specialty tubing products, and flat rolled steel and other products and services.   In the last three years, net revenues and shipments by segment were as follows:

	($ in millions)
	2003		2002		2001
	$	%	$	%	$	%
Oilfield products	364.8	68	304.2	58	401.9	62
Specialty tubing products	121.8	23	165.4	32	187.7	29
Flat rolled steel and other products	47.5	9	54.1	10	60.6	9
Consolidated net revenues	534.1	100	523.7	100	650.2	100

	2003		2002		2001
	Tons	%	Tons	%	Tons	%
Oilfield products	496,200	68	457,600	60	580,300	65
Specialty tubing products	104,900	14	143,800	19	154,100	17
Flat rolled steel and other products	132,700	18	158,700	21	161,000	18
Total shipments	733,800	100	760,100	100	895,400	100

The increase in oilfield product revenues in 2003 compared to 2002 was due in part to a 28% increase in total OCTG shipments slightly offset by a 2% decrease in average OCTG revenue per ton.  This increase in revenues was primarily related to increased demand for our lower-margin carbon-grade OCTG products, which typically are used in more shallow wells, resulting in a reduced mix of higher priced products.  Shallow wells require proportionally fewer tons per foot of well depth than deeper wells as the initial surface casing is generally smaller in diameter, fewer intermediate casing strings are needed, and generally the wall thickness of the casing is less.  Average revenues per ton of our alloy-grade OCTG in 2003 did not change from 2002 despite several announced price increases.  Shipments of carbon-grade OCTG increased by 42% in 2003 compared to the prior year while shipments of premium alloy-grade OCTG increased 19% over the same period as the average rig count increased by 24% from 2002 to 2003.   The number of working rigs is the most commonly followed indicator of demand for oilfield products.

Line pipe revenues, which were approximately 16% of total oilfield product segment revenues in 2003, were down 31% on a 31% decrease in shipment volumes in 2003 compared to 2002.  Although average revenue per ton did not change, the decrease in shipments is due principally to the termination of a commercial alliance arrangement for seam-annealed line pipe in the second half of 2002, which accounted for approximately 79,800 tons shipped in 2002 and only 3,400 tons in 2003.   This alliance produced only nominal operating profits in 2002.

Oilfield product revenues in 2002 included only three months of revenues of our September 2002 Wheeling acquisition and none from our 2003 Delta and Delta International acquisitions.  In 2003, these three operations contributed approximately 10% of the total oilfield product revenues.

Revenues from specialty tubing products decreased in 2003 compared to the prior year as the general industrial economy remained in a contraction through most of the year.   Total specialty tubing shipments decreased 27% and revenues decreased 26% in 2003 compared to 2002.  Average revenue per ton shipped decreased by 1% in 2003 compared to 2002 as the over capacity within the industry that preceded the decline in the industrial economy placed downward pressure on pricing.  The trend of original equipment manufacturers (“OEM”) that relocate to countries with substantially lower operating rates than the United States continued to reduce demand for domestic specialty tubing products.  Similarly, excess capacity in the North American electricity generating market and foreign competitors continue to negatively impact sales of our heat recovery tubulars.

Revenues from our flat rolled steel segment decreased in 2003 compared to 2002 as our two principal customers, who accounted for 76% and 73% of total flat rolled revenues in 2003 and 2002, respectively, decreased their purchase of our flat rolled products by 28% in 2003 compared to 2002.  However, in the fourth quarter of 2003, flat rolled revenues increased to $14.3 million, a 61% increase compared to the third quarter of 2003, due principally to the tightening domestic steel supply during the fourth quarter.

Gross Margin

The following table shows cost of sales and the related gross margin percentages (“GM%”) for the last three years:

	($in millions)
	2003		2002		2001
	$	GM%	$	GM%	$	GM%
Cost of goods sold	528.9	1.0%	516.3	1.4%	580.9	10.7%

Gross margin declined slightly in 2003 compared to 2002, but remained just above break-even as significantly higher raw material costs, namely steel and natural gas, combined with a difficult year in product pricing, reduced margins across all product lines.  Although we announced several OCTG price increases totaling approximately $135 per ton during the year, only about one-third of these announced price increases were realized or impacted existing customer programs.  We had similar low realization of announced line pipe and specialty tubing price increases during 2003.  Our inability to realize price increases was principally due to an increase in foreign imports and competitive pressures domestically and internationally.  For OCTG, imports increased from an average of 31% of the apparent consumption of domestic OCTG in 2002 to 35% in 2003.

Selling, General, and Administrative Expenses

The following table presents consolidated selling, general, and administrative (“SG&A”) expenses and the related percentage of total consolidated revenues for the last three years:

	($in millions)
	2003		2002		2001
	$	% of Rev.	$	% of Rev.	$	% of Rev.
Selling, general, and administrative	61.5	11.5%	69.2	13.2%	36.1	5.6%

Excluding the impact of significant non-recurring charges of $18.7 million for a goodwill impairment in 2003 and a $32 million charge for an unfavorable litigation judgment in 2002, SG&A expenses increased by $5.6 million in 2003 compared to 2002.  This increase was due principally to the inclusion of $4.7 million of SG&A expenses from a full year of Wheeling’s operations and a partial year of DTP's and DTI’s operations in 2003.  In comparison, for 2002, total SG&A expense included only $0.4 million of Wheeling SG&A costs.  The remaining increase in 2003 compared to 2002 is due to expenditures for our Sarbanes-Oxley Section 404 readiness initiative and additional legal costs related to our appeal of the Cargill judgment.  These increases were partially offset by our initiatives to reduce costs and improve profitability implemented during 2003 totaling between $5 million and $6 million.

Interest Expense

Interest expense increased in 2003 compared to 2002 by $2.7 million, principally as a result of interest accruing on the $32 million unfavorable judgment against Lone Star in 2002.

Income Taxes

 Lone Star’s effective tax rate is affected by the carryforward of net operating losses (“NOL”) recognized or not recognized in a particular year and the full valuation allowance placed against the associated net deferred tax assets.  In 2003, the tax benefit at the U.S. statutory rate of 35% was reduced by $25.5 million of NOL benefit not recognized in the current period as management believes that it is more likely than not the related tax benefits would not be realized.  The ultimate realization of our deferred tax assets depends upon our ability to generate sufficient taxable income in the future.  Accordingly, due to the uncertainty regarding possible utilization of NOL’s and the sensitivity of our earnings to the level of domestic drilling activity, we record a valuation allowance to fully reserve the computed net deferred tax assets.  The income tax expense for the year ended December 31, 2003 consists of state income taxes.

2002 Compared With 2001

Net revenues of $523.7 million for the year ended December 31, 2002 were down 19% from 2001.  Oilfield products revenues decreased by $97.7 million, or 24%, to $304.2 million, and shipment volumes were off by 21% from the prior year.  Demand for oilfield products is generally correlated to the number of rigs drilling.  There were an average of 830 active rigs in 2002 compared to 1,156 in 2001, or a decrease of 28%.  Drilling activity decreased steadily through the first quarter of 2002 and although the average domestic rig count for the second quarter of 2002 was slightly lower than for the first quarter, it did increase by nearly 100 rigs from the low of 738 rigs at the beginning of April according to Baker Hughes.  However, after the 100 rig increase, the average domestic rig count remained flat through the third quarter and ended the year at an average of 830 active domestic rigs.  Although average oilfield product prices were up slightly over 2001, the increases were exclusive to the first three quarters of 2002 as average oilfield product prices declined 6% from the third quarter 2002 to the fourth quarter due principally to a higher percentage of lower priced line pipe and carbon-grade OCTG in the product mix.

Specialty tubing product revenues decreased in 2002 to $165.4 million, a 12% decline from 2001 revenues of $187.7 million due primarily to the general decline of economic conditions during 2002.  Revenues from heat recovery tubular goods and related products were down 31% from 2001 to $59.0 million as a result of delays and cancellations in power plant construction projects.  Precision mechanical tubulars accounted for approximately 52% of the total specialty tubing segment in 2002 and shipments were up in 2002 to 79,321 tons, or 6% over 2001.   There was also a 6% increase in precision mechanical tubular revenues.

Flat rolled steel and other tubular products revenues were down 11% to $54.1 million.  This decrease is attributable to a decrease in average selling prices and fewer shipments in 2002 compared to 2001.  Lower average prices were due to a higher mix of lower priced products in this segment.

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

Selling, general, and administrative expenses increased significantly in 2002 by $33.1 million, or 92% to $69.2 million compared to $36.1 million in 2001.  The increase is attributable to a $32 million charge incurred as a result of a jury verdict against Lone Star on March 13, 2003 - see Item 3, Legal Proceedings.  The remaining difference relates to significant adjustments to our staffing including employment reductions of approximately 15% before acquisitions, or approximately $3.4 million, offset by increases in selling costs of approximately $0.8 million, increase in healthcare costs of approximately $1.4 million, increase in acquisition-related costs of approximately $0.8 million, and increase in professional fees of approximately $1.2 million.

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

Income tax benefit.  Lone Star’s effective tax rate is affected by the carryforward of NOL’s recognized or not recognized in a particular year and the full valuation allowance placed against its net deferred tax assets.  In 2002, the tax benefit at the U.S. statutory rate of 35% was reduced by $24.5 million of NOL benefit not recognized in the current period as management believes that it is more likely than not the related tax benefits would not be realized.  The ultimate realization of our deferred tax assets depends upon our ability to generate sufficient taxable income in the future.  Accordingly, due to the uncertainty regarding possible utilization of NOL’s and the sensitivity of our earnings to the level of domestic drilling activity, we record a valuation allowance to fully reserve the computed net deferred tax assets.  The income tax benefit for 2002 primarily consists of the recognition of state income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have historically funded our business by issuing securities and through our operating activities.  We believe these sources of funds will provide the liquidity necessary to fund our cash requirements during 2004.  The following table shows our capital resources ($ in millions):

	2003	2002
Cash and cash equivalents	$33.3	$120.5
Restricted cash	$32.2	$—
Working capital	$184.2	$281.9
Unused credit facility	$125.0	$100.0

At December 31, 2003, our cash balance was $33.3 million.  We used $40.6 million in operating cash flow during the year ended December 31, 2003, an increase in cash used of $28.2 million compared to 2002.  Several transactions that occurred in 2003 had a material impact on our liquidity and capital resources.  In April 2003, we put up a cash deposit totaling $32 million to collateralize a bond for a breach of contract judgment on appeal.  These funds are reported in our balance sheet as restricted cash.  In May 2003, we acquired substantially all of the assets of Delta Tubular Processing (“Delta”) for $14.0 million in cash plus acquisition costs.  In June 2003, we acquired certain assets of Frank’s Tubular International (since renamed Delta Tubular International, or “Delta International”) for $18.9 million in cash plus acquisition costs.  These transactions reduced our working capital by approximately $65 million in 2003 compared to 2002.

Discussion of Changes in Liquidity and Capital Resources

Cash provided by (used in) operating activities was ($40.6) million, ($12.4) million, and $31.3 million for 2003, 2002, and 2001, respectively.  Cash from operations in 2003 decreased principally due to the net loss of $68.2 million and establishment of a cash deposit of $32 million held as restricted cash, offset by increased accounts payable and accrued liabilities.    The following table shows our sources and uses of cash from operations ($ in millions):

	2003	2002	2001
Cash flows from operating activities:
Cash received from customers	$526.0	$535.6	$675.0
Cash paid to suppliers and employees	(555.7)	(540.0)	(633.0)
Interest received	1.2	2.5	2.9
Interest paid	(14.0)	(13.7)	(13.1)
Income taxes (paid) refunded	—	1.0	(0.8)
Miscellaneous cash (paid) received	1.9	2.2	0.3

Net cash provided by (used in) operating activities	$(40.6)	$(12.4)	$31.3

Cash received from customers decreased by 2% in 2003 compared to 2002 as days sales outstanding (DSO) increased to 49 days in 2003 compared to 42 days for 2002 and 40 days in 2001.  Cash paid to suppliers and employees increased by 3% in 2003 compared to 2002, principally as a result of increased raw material costs in 2003.   Cash received from customers and cash paid to suppliers and employees in 2001 are greater due to 24% greater revenues in 2001 compared to 2002, and to a DSO of 40 in 2001 compared to a DSO of 42 in 2002.  Further, excluding our acquisition of Wheeling, inventories were reduced in 2002 compared to 2001 by $6.4 million in response to the general decline in the domestic U.S. economy including the associated decrease in demand for oilfield and heat recovery products.

Cash used in investing activities was $48.0 million, $54.0 million and $14.7 million for 2003, 2002, and 2001, respectively.  Cash used in 2003 relates principally to our acquisitions of Delta and Delta International and capital expenditures.  Cash used in 2002 relates to our acquisition of Wheeling and capital expenditures to improve the efficiencies and effectiveness of our production capabilities and to install new computer-based enterprise resource planning systems.  Cash used in 2001 primarily relates to higher capital expenditures to expand our finned tubular products capacity in Mexico and Canada and to install new computer-based enterprise resource planning systems.

Cash provided by financing activities was $0.5 million, $81.5 million, and $63.2 million in 2003, 2002, and 2001, respectively.  Cash provided in 2003 from proceeds of stock option exercises totaling $1.3 million was offset by purchases of treasury stock of $0.8 million. Cash provided in 2002 relates to proceeds from the offering of 3.3 million shares of Lone Star common stock totaling $82.8 million, partially offset by $1.3 million purchase of treasury shares.  Cash provided by financing activities in 2001 was generated from the proceeds of the sale of $150 million senior subordinated notes and $50.8 million of common stock, offset by repayments on the revolving credit facilities and term loans.

In December 2003, Lone Star amended and restated its $100 million credit facility (“Amended Credit Facility”) to increase the total available borrowings to $125 million and extend the expiration date to November 2006.  Borrowings under the Amended Credit Facility can be used for general corporate purposes.  Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $0.8 million at December 31, 2003.  The availability under the Amended Credit Facility was $124.2 million at December 31, 2003.  Borrowings under the Amended Credit Facility are collateralized by substantially all of Lone Star’s assets, other than real estate.  At Lone Star’s option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest.  At December 31, 2003 and 2002, no amount was outstanding under its credit facility.  For 2003, we were in compliance with the facility’s covenants and we do not anticipate non-compliance in the foreseeable future.

On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf registration statement.  Proceeds to Lone Star were $82.8 million.  Lone Star used the remaining net proceeds from this sale to acquire other complementary businesses, to make compatible asset investments, and provide funds for working capital and other general corporate purposes.

On October 16, 2002, Lone Star filed a universal shelf registration statement that became effective on April 18, 2003 to sell from time to time up to a total of $136.0 million of debt securities, preferred stock, common stock, depository shares and warrants.  Lone Star has an aggregate of approximately $250.0 million of registered securities available, including a previously filed universal shelf registration statement.

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

We operate in capital intensive businesses. We have made, and we expect we will be required to make, significant capital expenditures each year for recurring maintenance necessary to keep manufacturing facilities operational, to comply with environmental and other legal requirements and to improve our information systems. Additionally, we regularly make capital expenditures for technological improvements and for research and development projects. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.  Our capital expenditures budget for 2004 is approximately $17 million.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

At December 31, 2003, we had contractual cash obligations to repay debt, to make payments under leases, purchase obligations, and commercial commitments in the form of unused lines of credit.  Payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Long term debt obligations	$150.0	$—	$—	$—	$150.0
Operating lease obligations	4.5	1.6	2.6	0.3	—
Purchase obligations	18.5	10.9	7.6	—	—

Total Contractual Obligations	$173.0	$12.5	$10.2	$0.3	$150.0

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Unused credit facility	$125.0	$—	$125.0	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS No. 145”), in April 2002 and is effective for fiscal years beginning after May 15, 2002.  SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.   Upon our adoption of SFAS No. 145 in 2003, the extraordinary loss of $0.6 million recorded in 2001 was reclassified as other expense.

The FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), in June 2002.  SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is applied to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material effect on our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002.  The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002.  The interpretation’s expanded disclosures are in included in the Notes to Consolidated Financial Statements.   The adoption of the initial recognition and measurement requirements of FIN 45 did not have a material effect on our results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have included additional disclosures in accordance with SFAS No. 148 in the Notes to the Financial Statements.  We have not elected to make a voluntary change to the fair value based method of accounting for stock-based compensation.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. We do not expect the adoption of this Interpretation to have a material impact on our results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

FORWARD-LOOKING INFORMATION

The statements included in this Annual Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements.  The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” and similar expressions are also intended to identify forward-looking statements.  Such statements involve risks, uncertainties and assumptions, including, but not limited to, industry and market conditions, environmental liabilities, competitive pricing, practices and conditions, availability and pricing of raw materials, fluctuations in prices of crude oil and natural gas, the trade environment, the impact of current and future laws and governmental regulations (particularly environmental laws and regulations), and other factors discussed in this Annual Report and in other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

To the extent that we borrow against our credit facility, we are exposed to interest rate risk arising from the variable-rate nature of the facility. There were no borrowings on this facility at December 31, 2003.  In the past, we have used interest rate swaps to effectively fix a portion of the interest rates on our variable rate credit facilities.  We did not have any interest rate swaps at December 31, 2003.  Our senior subordinated notes accrue interest at a fixed rate of 9%.  The fair value of the notes is sensitive to changes in interest rates.  The fair value of Lone Star’s senior subordinated debt based on quoted market prices was $149.3 million and $137.4 million at December 31, 2003 and 2002, respectively.

We are subject to commodity price risk, primarily with respect to purchases of steel and natural gas.  Purchased steel represents a significant portion of our cost of goods sold.  As a result, fluctuations in the cost of purchased steel, which can be volatile and cyclical in nature, have a significant impact on our margins both positively and negatively.  Our steel costs have risen significantly since the end of 2003.  We have been successful in passing these higher steel costs on to our customers.  However, there can be no assurance that we will continue to be able to do so in the future.

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

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of Lone Star Technologies, Inc. and subsidiaries (the “Company”):

We have audited the accompanying consolidated balance sheets of Lone Star Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2003 and 2002.  The financial statements of Lone Star Technologies, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 22, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2003 and 2002 financial statements present fairly, in all material respects, the financial position of Lone Star Technologies, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note C to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards  (“SFAS”) No. 142.  The financial statements of Lone Star Technologies, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note C, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002.  Our audit procedures with respect to the disclosures in Note C with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense recognized in those periods related to goodwill and intangible assets that are no longer being amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts.

As discussed in Note A, during 2003, the Company adopted SFAS No. 145 and as a result, reclassified the extraordinary loss of $0.6 million recorded in 2001 to other expense.  Our audit procedures with respect to the reclassification for 2001 included testing the mathematical accuracy of the addition to other expense of $0.6 million and the reduction of income before income tax of the same amount and noted that the extraordinary loss line item was deleted.

In our opinion, the disclosures and reclassification for 2001 presented and discussed in Notes C and A, are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 12, 2004

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

ARTHUR ANDERSEN LLP

Dallas, Texas,

January 22, 2002

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED RESULTS OF OPERATIONS

($ and shares in millions, except per share data)

	For the Years Ended December 31,
	2003	2002	2001

Net revenues	$534.1	$523.7	$650.2
Cost of goods sold	528.9	516.3	580.9
Gross profit	5.2	7.4	69.3
Selling, general, and administrative expenses	61.5	69.2	36.1
Operating income (loss)	(56.3)	(61.8)	33.2
Interest income	1.4	2.5	2.9
Interest expense	(15.4)	(12.7)	(12.8)
Other income (expense), net	2.2	2.1	(6.1)
Income (loss) before income tax	(68.1)	(69.9)	17.2
Income tax benefit (expense)	(0.1)	0.7	(0.8)
Net income (loss)	$(68.2)	$(69.2)	$16.4

Per common share – basic:
Net income (loss) available to common shareholders	$(2.40)	$(2.52)	$0.67

Per common share – diluted:
Net income (loss) available to common shareholders	$(2.40)	$(2.52)	$0.66

Weighted average shares outstanding
Basic	28.4	27.5	24.7
Diluted	28.4	27.5	25.0

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except share data)

	December 31,
	2003	2002
ASSETS

Current Assets:
Cash and cash equivalents	$33.3	$120.5
Accounts receivable, less allowances of $1.7 and $1.6, respectively	71.8	60.2
Inventories	152.8	148.5
Other current assets	14.7	12.6
Total current assets	272.6	341.8

Property, plant, and equipment, net	220.0	204.4
Goodwill	40.9	55.1
Restricted cash	32.2	—
Other noncurrent assets	9.9	11.6

Total assets	$575.6	$612.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$60.4	$37.5
Accrued liabilities	28.0	22.4
Total current liabilities	88.4	59.9

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	44.5	45.6
Other noncurrent liabilities	46.8	44.8
Total liabilities	329.7	300.3

Commitments and Contingencies (See Note J)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 28,660,903 and 28,539,014, respectively)	28.7	28.5
Capital surplus	355.1	352.7
Accumulated other comprehensive loss	(32.2)	(32.1)
Accumulated deficit	(103.4)	(35.2)
Treasury stock, at cost (174,107 and 105,844 shares, respectively)	(2.3)	(1.3)
Total shareholders’ equity	245.9	312.6

Total liabilities and shareholders’ equity	$575.6	$612.9

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	For the Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(68.2)	$(69.2)	$16.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquired companies:
Depreciation and amortization	25.4	21.8	23.0
Loss on early extinguishment of debt	—	—	0.6
Non-cash charge for stock compensation	1.1	(0.1)	(0.2)
Net loss (gain) on property disposals and impairments	0.4	(0.1)	—
Goodwill impairment	18.7	—	—
Accounts receivable	(8.1)	11.9	24.8
Inventories	(4.0)	6.4	(9.9)
Accounts payable and accrued liabilities	27.3	(6.9)	(17.6)
Litigation reserves	2.0	32.0	—
Restricted cash	(32.2)	—	—
Other	(3.0)	(8.2)	(5.8)

Net cash provided by (used in) operating activities	(40.6)	(12.4)	31.3

Cash flows from investing activities:
Capital expenditures	(14.4)	(15.9)	(25.2)
Sale of short-term investments	—	—	0.1
Sale of marketable securities	—	—	10.4
Proceeds from sale of property, plant and equipment	0.4	0.2	—
Cash paid for acquisitions, net of cash received	(34.0)	(38.3)	—

Net cash used in investing activities	(48.0)	(54.0)	(14.7)

Cash flows from financing activities:
Net proceeds from issuance of senior subordinated debt	—	—	145.9
Debt issuance costs	—	—	(1.0)
Net (payments) borrowings under revolving credit facilities	—	—	(96.2)
Principal payments on term notes	—	—	(40.0)
Proceeds from exercise of options	1.3	—	4.4
Net proceeds from stock offering	—	82.8	50.1
Purchase of treasury stock	(0.8)	(1.3)	—

Net cash provided by financing activities	0.5	81.5	63.2

Effect of foreign exchange rate changes on cash	0.9	(1.1)	—

Net change in cash and cash equivalents	(87.2)	14.0	79.8
Cash and cash equivalents, beginning of year	120.5	106.5	26.7

Cash and cash equivalents, end of year	$33.3	$120.5	$106.5

Supplemental cash flow disclosure:
Interest paid	$13.9	$13.7	$13.1
Income taxes paid (refunded), net	$—	$(1.0)	$0.8

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($ in millions)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock	Total

Balance, January 1, 2001	$23.8	$221.5	$(3.6)	$17.6	$(3.5)	$255.8

Net income	—	—	—	16.4	—	16.4
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(12.2)	—	—	(12.2)
Foreign currency translation adjustment	—	—	(0.1)	—	—	(0.1)
Comprehensive income						4.1
Stock issuance for acquisition	1.1	49.0	—	—	—	50.1
Employee benefit plan stock issuance	0.3	1.5	—	—	3.5	5.3

Balance, December 31, 2001	25.2	272.0	(15.9)	34.0	—	315.3

Net loss	—	—	—	(69.2)	—	(69.2)
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(14.9)	—	—	(14.9)
Foreign currency translation adjustment	—	—	(1.3)	—	—	(1.3)
Comprehensive loss						(85.4)
Stock offering	3.3	79.5	—	—	—	82.8
Employee benefit plan stock issuance	—	1.2	—	—	—	1.2
Acquisition of treasury stock	—	—	—	—	(1.3)	(1.3)

Balance, December 31, 2002	28.5	352.7	(32.1)	(35.2)	(1.3)	312.6

Net loss	—	—	—	(68.2)	—	(68.2)
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(1.0)	—	—	(1.0)
Foreign currency translation adjustment	—	—	0.9	—	—	0.9
Comprehensive loss						(68.3)
Employee benefit plan stock issuance	0.2	2.4	—	—	(0.2)	2.4
Acquisition of treasury stock	—	—	—	—	(0.8)	(0.8)

Balance, December 31, 2003	$28.7	$355.1	$(32.2)	$(103.4)	$(2.3)	$245.9

See Notes to Consolidated Financial Statements.

Lone Star Technologies, Inc.

Notes to Consolidated Financial Statements

Lone Star Technologies, Inc. (“Lone Star”, or the “Company”), a Delaware corporation, is a management and holding company with six principal operating subsidiaries, Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), Bellville Tube Company, L.P. (“Bellville”), Wheeling Machine Products, Inc.  (“Wheeling”), acquired October 1, 2002, Delta Tubular Processing (“Delta”), acquired May 1, 2003 and, Delta Tubular International (“Delta International”), acquired June 2, 2003.  Steel manufactures and globally markets oilfield tubular products to the oil and gas drilling industry, mechanical tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets.  Fintube manufactures specialty finned tubular products used in a variety of heat recovery applications including combined-cycle electrical power generation.  Bellville manufactures oilfield tubular products.  Wheeling manufactures couplings used to connect individual sections of oilfield casing and tubing.  Delta and Delta International provide oil country tubular processing services including threading and inspection services.

Lone Star’s consolidated revenues are not seasonal.  However, demand for oilfield products is subject to significant fluctuations due to the volatility of oil and gas prices and domestic drilling activity as well as other factors including competition from imports.  Demand for mechanical tubing and finned tubular products is primarily subject to fluctuations in general economic conditions.

ACCOUNTING POLICIES - NOTE A

Principles of consolidation.  The consolidated financial statements include the accounts of Lone Star and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, unless otherwise noted.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Cash and cash equivalents.  Lone Star’s cash and cash equivalents include commercial bank accounts and highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months.

At December 31, 2003, Lone Star had restricted cash of $32.2 million related to a cash deposit that collateralizes a bond for a breach of contract judgment on appeal.  See Commitments and Contingencies - Note J.

Inventories are stated at the lower of cost or market value.  Cost is determined using the last-in, first-out (“LIFO”) method for approximately 90% and 84% of the Company’s total current inventories after LIFO reserve at December 31, 2003 and 2002, respectively.  The cost of remaining inventories is determined using the first-in, first-out (“FIFO”) method.  Inventories include raw materials, labor, overhead and certain supplies.

Property, plant, and equipment are stated at cost.  Significant betterments and improvements are capitalized if they extend the useful life of the asset, while maintenance and repairs are expensed when incurred.  Depreciation is provided on the straight-line method over the estimated useful lives of depreciable assets as follows:

Land improvements	3 - 39 Years
Buildings, structures and improvements	4 - 30 Years
Machinery and equipment	3 - 30 Years

Impairment of long-lived assets.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Lone Star periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  At December 31, 2003, the Company believes that its long-lived assets have not been impaired.

Income taxes.  Lone Star applies the provisions of SFAS No. 109, Accounting for Income Taxes, which utilizes an asset and liability approach for financial accounting and income tax reporting.  Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards and are adjusted whenever tax rates or other provisions of income tax statutes change.  Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

Revenue recognition.  Product revenues are recognized as sales when revenue is earned and is realized or realizable.  This includes satisfying the following criteria:  the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed or determinable; delivery has occurred, which may include delivery to the customer storage warehouse location at one of the Company’s subsidiaries in which instance, the risk of loss has been passed to the customer; and collectibility is reasonably assured.  Freight and shipping that is billed to customers is included in net sales, and the cost of shipping is included in cost of sales.  The Company has marketing agreements to sell steel oilfield tubular products manufactured by other companies.  Revenue is recorded on a gross basis for certain transactions with alliance mills when the Company is the primary obligor, and has general inventory and credit risk, and certain other transactions are recorded net.

Stock-Based Employee Compensation.  The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.  As permitted, the Company has elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Refer to Note I for further information.

The weighted average fair value per option granted in 2003, 2002, and 2001 was $9.70, $9.65, and $20.78, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003, 2002, and 2001, respectively: risk-free interest rates of 2.93%, 4.79%, and 4.77%; volatility of 61.86%, 62.25%, and 54.10%; and, expected lives of five years for all option grants without payment of dividends.  Had compensation cost for this plan been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	2003	2002	2001
Net income (loss) as reported	$(68.2)	$(69.2)	$16.4
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1.1	0.9	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7.7)	(7.5)	(7.0)

Pro forma net income (loss)	$(74.8)	$(75.8)	$10.1

Basic earnings (loss) per share
as reported	$(2.40)	$(2.52)	$0.67
pro forma	$(2.63)	$(2.76)	$0.41
Diluted earnings (loss) per share
as reported	$(2.40)	$(2.52)	$0.66
pro forma	$(2.63)	$(2.76)	$0.40

Foreign currency translation.  In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS No. 52”), one of Lone Star’s international operations uses the respective local currency as their functional currency while another international operation uses the U.S. Dollar as its functional currency. Revenue and expenses from the Company’s international operations are translated using the monthly average exchange rates in effect for the period in which the items occur. The Company’s international operation that has the U.S. Dollar as its functional currency translates monetary assets and liabilities using current rates of exchange at the balance sheet date and translates non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such operations are included in other income, net and have historically not been significant. The Company’s international operation that does not have the U.S. Dollar as its functional currency translates assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation for such subsidiary is included as a component of shareholders’ equity.

Business and Credit Risk.  Lone Star sells products to numerous customers primarily in the oil and gas drilling industry.  Although this concentration could affect the Company’s overall exposure to credit risk, management believes that the Company is exposed to minimal risk since the majority of its business is conducted with major companies within the industry.  The Company performs on-going credit evaluations of its customers and generally does not require collateral when extending credit. The Company maintains a reserve for potential credit losses. Such losses have historically been within management’s expectations.  The Company does not have financial instruments with off-balance sheet risk.

Lone Star maintains cash and cash equivalents with various financial institutions. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of the financial institutions.  Lone Star has not sustained credit losses from instruments held at financial institutions.

Use of Estimates.  Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. The Company’s estimates are primarily based on historical experience and business knowledge and are revised as circumstances change.  However, actual results could differ from those estimates.  Significant estimates have been made to reserve for warranty claims and environmental obligations as follows:

Lone Star’s products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of production.  The Company warrants its products to meet certain specifications.  Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims.  The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims.  The Company considers the extent of insurance coverage in its estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period-to-period.  However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve.  The following table identifies changes in warranty reserves from December 31, 2001 to December 31, 2003:

Balance at December 31, 2001	$3.0
Add: accruals for warranties during the period	2.9
Accruals related to pre-existing warranties and changes in estimates	(0.1)
Deduct: settlements made during the period	(3.7)
Balance at December 31, 2002	$2.1
Add: accruals for warranties during the period	2.0
Accruals related to pre-existing warranties and changes in estimates	0.2
Deduct: settlements made during the period	(1.9)

Balance at December 31, 2003	$2.4

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

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments.  The fair value of Lone Star’s senior subordinated debt based on quoted market prices was $149.3 million and $137.4 million at December 31, 2003 and 2002, respectively.

As of December 31, 2003 and 2002, the Company had outstanding letters of credit of $0.8 million and $2.1 million, respectively, which approximates fair value.

New Accounting Pronouncements.  The FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, (“SFAS No. 145”) in April 2002 and is effective for fiscal years beginning after May 15, 2002.  SFAS No. 145 amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.   Upon the Company’s adoption of SFAS No. 145 in 2003, the extraordinary loss of $0.6 million recorded in 2001 was reclassified as other expense.

The FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”) in June 2002.  SFAS No. 146 requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.  The adoption of SFAS No. 146 did not have a material effect on Lone Star’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN 45).  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002.  The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002.  The interpretation’s expanded disclosures are included in the financial statements.  The adoption of the initial recognition and measurement requirements of FIN 45 did not have a material effect on Lone Star’s results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, (“SFAS No. 148”).  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Lone Star has included additional disclosures in accordance with SFAS No. 148 earlier in this Note.  The Company has not elected to make a voluntary change to the fair value based method of accounting for stock-based compensation.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Lone Star does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative

Instruments and Hedging Activities.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on Lone Star’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. The adoption of SFAS 150 did not have a material effect on Lone Star’s results of operations or financial position.

BUSINESS SEGMENTS  - NOTE B

Lone Star currently has six operating subsidiaries that have separate management teams and infrastructures that offer different products and services.  The subsidiaries have been aggregated under three reportable segments:  oilfield, specialty tubing, and flat rolled steel and other tubular goods.  Management evaluates segment performance based primarily on revenue and earnings from operations and segments are organized around the products and services provided to the customers each segment serves.  No single customer comprised more than 10% of total net revenues in 2003, 2002, or 2001.  Direct foreign revenues as a percent of total revenues were approximately 2% in 2003, 5% in 2002, and 8% in 2001.

The accounting policies of each segment are the same as those described in Note A of Notes to Consolidated Financial Statements.  Intersegment sales and transfers are not significant.  Interest expense, interest income, other income and expense, and income taxes have not been allocated to the segments.

Oilfield.  Oilfield products are comprised of casing, tubing, line pipe and couplings that are manufactured and marketed globally to the oil and gas drilling industry.  The oilfield segment includes premium alloy and carbon welded oil country tubular goods, including casing, which acts as a structural retainer wall in oil and natural gas wellbores, and production tubing, which transmits hydrocarbons to the surface.  Line pipe is used to gather and transmit oil and natural gas.  Couplings are used to connect individual sections of oilfield casing and tubing.  The oilfield segment also includes end-finishing, testing, and storage services.

Specialty tubing.  Lone Star’s specialty tubing business includes the manufacture, marketing and sale of a variety of custom-engineered tubular products used in exacting applications, such as the manufacture of hydraulic cylinders for construction and farm equipment, automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy lift crane boom chords, drill rods and liner hangers.  Finned tubulars are used in fuel economizers, industrial processing, petrochemical plants, refineries and power technology applications.

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

The following tables present information on the segments.  The “Corporate / Other” column includes corporate related items and other insignificant nonsegments.

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate/ Other	Total
2003
Revenues	$364.8	$121.8	$47.5	$—	$534.1
Segment operating income (loss)	(8.2)	(39.7)	(1.5)	(6.9)	(56.3)
Depreciation and amortization	15.1	9.3	0.9	0.1	25.4
Total assets	326.5	154.0	16.2	78.9	575.6
Capital expenditures	10.5	3.8	—	0.1	14.4

2002
Revenues	$304.2	$165.4	$54.1	$—	$523.7
Segment operating income (loss)	(8.6)	(13.5)	(2.4)	(37.3)	(61.8)
Depreciation and amortization	11.2	9.5	1.1	—	21.8
Total assets	256.4	208.0	18.8	129.7	612.9
Capital expenditures	9.1	6.8	—	—	15.9

2001
Revenues	$401.9	$187.7	$60.6	$—	$650.2
Segment operating income (loss)	35.7	8.0	(5.8)	(4.7)	33.2
Depreciation and amortization	11.8	9.7	1.2	0.3	23.0
Total assets	243.0	197.2	24.5	116.1	580.8
Capital expenditures	12.3	11.8	0.9	0.2	25.2

GOODWILL AND OTHER INTANGIBLE ASSETS- NOTE C

All acquisitions in 2003 and 2002 have been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair values at the date of the acquisition.  The excess purchase price over the fair value of the tangible and intangible net assets acquired has been recorded as goodwill.

The Company adopted SFAS No. 142 on January 1, 2002 and subsequently ceased goodwill amortization.  The Company completed the first step of the transitional goodwill impairment test at the beginning of 2002, and completes the annual goodwill impairment test during the fourth quarter of each subsequent year.  The Company estimates the fair value of each reporting unit using a present value method that discounts estimated future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values, and discount rates.  Because the fair value of the Fintube unit was below its carrying value, application of SFAS No. 142 required the completion of the second step of the goodwill impairment test, comparing the implied fair value of Fintube’s goodwill with its carrying value.  After performing this evaluation, an impairment of goodwill had occurred because of a significant decline in actual and forecasted cash flows.  Accordingly, an impairment charge of $18.7 million within the Company’s Specialty Tubing segment was recognized for the year ended December 31, 2003.

Goodwill allocated to Lone Star’s reportable segments as of December 31, 2003 and 2002 and changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

	Oilfield	Specialty Tubing	Total
Balance at December 31, 2002	$9.2	$45.9	$55.1
Goodwill acquired during the period	4.5		4.5
Impairment loss	—	(18.7)	(18.7)

Balance at December 31, 2003	$13.7	$27.2	$40.9

Intangible assets other than goodwill that are subject to amortization are amortized on a straight-line basis over their respective estimated useful lives.  The non-compete agreements and license agreements are amortized over four to five years.   The other amortizable intangible assets are amortized over five to ten years.  The components of intangible assets were as follows:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$1.3	$(0.7)	$0.9	$(0.5)
License agreements	0.6	(0.6)	0.6	(0.5)
Other	0.5	(0.3)	0.3	(0.2)
	$2.4	$(1.6)	$1.8	$(1.2)

Aggregate amortization expense related to intangible assets, other than goodwill, was $0.4 million, $0.3 million, and $0.5 million for the years ended December 31, 2003, 2002, and 2001, respectively.

The estimated future amortization expense related to purchased intangible assets at December 31, 2003 is as follows:

Fiscal Year:
2004	$0.3
2005	0.1
2006	0.1
2007	0.1
2008	0.1
Thereafter	0.1

Total	$0.8

In accordance with SFAS No. 142, the financial statements for the prior years have not been restated.  A pro forma reconciliation of net income as if SFAS No. 142 had been adopted for the year ended December 31, 2001 is presented below:

2001

Reported net income (loss)	$16.4
Add back: goodwill amortization	2.1

Adjusted net income (loss)	$18.5

Basic net income (loss) per share:
Reported net income (loss)	$0.67
Add back: goodwill amortization	0.08

Adjusted net income (loss)	$0.75

Diluted net income (loss) per share:
Reported net income (loss)	$0.66
Add back: goodwill amortization	0.08

Adjusted net income (loss)	$0.74

DEBT - NOTE D

In October 2001, Lone Star entered into a three-year $100 million senior secured credit facility (the “Credit Facility”) for use by Lone Star and its domestic subsidiaries.  In December 2003, the Credit Facility was amended and restated (“Amended Credit Facility”) to increase the total available borrowings to $125 million and extend the expiration date to November 2006.  Borrowings under the Amended Credit Facility can be used for general corporate purposes.  Under the agreement, the Company can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $0.8 million at December 31, 2003.  The availability under the Amended Credit Facility was $124.2 million at December 31, 2003.  Borrowings under the Amended Credit Facility are collateralized by substantially all of the Company’s assets, other than real estate.  At the Company’s option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest.  At December 31, 2003 and 2002, no amount was outstanding under the Amended Credit Facility.

In 2000, Fintube had a senior credit facility providing a $20 million revolving line of credit and a $39 million term loan used to finance a portion of the purchase price in the Fintube acquisition.  In August 2001, the Fintube credit facility was paid in full early and terminated, resulting in the write off of $0.6 million in deferred financing costs.  The write-off totaling $0.6 million was initially recognized as an extraordinary item for the year ended December 31, 2001, and subsequently reclassed in 2003 to other expenses in accordance with SFAS 145.  In addition, the Company terminated an interest rate swap agreement related to the Fintube credit facility.  The settlement of the interest rate swap resulted in a $0.8 million charge included in other expenses for the year ended December 31, 2001.

Steel engages in slab consignment and sales agreements with third parties.  Under these agreements, Steel arranges for third parties to purchase slabs from vendors that manufacture the slabs and the third party consigns the slab inventory to Steel.  Steel is then required to repurchase the slab inventory based on usage within specified time periods.  These inventory financing transactions have been accounted for as product financing arrangements.  Inventory financed under these arrangements is recorded as inventory by Steel.  At December 31, 2003 and 2002, there were $15.6 million and $11.7 million, respectively, included in accounts payable under these financing arrangements.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due June 1, 2011 to qualified institutional buyers (the “Senior Notes”).  Interest on the outstanding Senior Notes accrues at a rate of 9% per year, payable semi-annually in arrears on each June 1 and December 1.  Lone Star used the proceeds received from the Senior Notes to pay down the revolving lines of credit, term loans, slab consignment obligations, and for general corporate purposes.

The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior  subordinated basis by each subsidiary of the Company (the “Guarantor Subsidiaries”) other than Aletas y Birlos S.A., de C.V. (the “Non-Guarantor Subsidiary”) (see Note L).  Each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly owned by the Company.

Total interest incurred by the Company was $15.4 million, $12.7 million, and $12.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.  Total interest capitalized for the years ended December 31, 2003, 2002, and 2001 was $0.6 million, $1.0 million, and $0.7 million, respectively.

SHAREHOLDERS’ EQUITY - NOTE E

On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf registration statement.  Net proceeds to Lone Star were $82.8 million and were used to acquire Wheeling, Delta and Delta International, and provide funds for working capital and other general corporate purposes.

On May 2, 2001, Lone Star sold 1.2 million shares of its common stock under a previously filed universal shelf registration statement.  The proceeds to Lone Star were $50.8 million.  Proceeds of the sale were used to extinguish debt associated with credit facilities at Steel and Fintube and for general corporate purposes.

Beginning in October 2002, Lone Star’s Board of Directors authorized the open market purchase of the Company’s common stock from time to time for a total investment not to exceed $8.0 million.  Since the inception of the stock buy-back program, a total of 160,600 shares at a cost of $2.0 million, or an average price of $12.61 per share have been repurchased as treasury shares.  The 174,107 and 105,844 treasury shares held as of December 31, 2003 and 2002, respectively, are reported at their acquired cost.

The following table (in whole shares) identifies changes in common stock issued and treasury stock from January 1, 2001 to December 31, 2003:

	Issued	Treasury Stock	Outstanding
Balance, January 1, 2001	23,822,101	(168,322)	23,653,779
Stock offering	1,150,000	—	1,150,000
Employee benefit plans	229,494	168,009	397,503
Balance, December 31, 2001	25,201,595	(313)	25,201,282
Stock offering	3,250,000	—	3,250,000
Employee benefit plans	87,419	(4,931)	82,488
Treasury stock purchase	—	(100,600)	(100,600)
Balance, December 31, 2002	28,539,014	(105,844)	28,433,170
Employee benefit plans	121,889	(8,263)	113,626
Treasury stock purchase	—	(60,000)	(60,000)
Balance, December 31, 2003	28,660,903	(174,107)	28,486,796

ADDITIONAL BALANCE SHEET INFORMATION - NOTE F

	At December 31,
	2003	2002
Inventories
Finished goods	$55.4	$52.5
Work in process	66.9	48.5
Raw materials	55.0	63.2
Materials, supplies, and other	22.6	24.1
Total inventories at FIFO	199.9	188.3
Reserve to reduce inventories to LIFO value	(44.1)	(35.8)
Total inventories	155.8	152.5
Amount included in other noncurrent assets	(3.0)	(4.0)
Inventories, current	$152.8	$148.5

Other current assets
Insurance and other deposits	$5.6	$4.6
Other	9.1	8.0
Total other current assets	$14.7	$12.6

Property, plant, and equipment
Land and land improvements	$18.2	$14.0
Buildings, structures, and improvements	32.0	24.9
Machinery and equipment	418.2	375.8
Construction in progress	10.5	27.5
Total property, plant, and equipment	478.9	442.2
Less accumulated depreciation and amortization	(258.9)	(237.8)
Property, plant, and equipment, net	$220.0	$204.4

Other noncurrent assets
Inventory (supplies and spare parts)	$3.0	$4.0
Deferred financing costs	4.5	5.3
Other	2.4	2.3
Total other noncurrent assets	$9.9	$11.6

Accrued liabilities
Accrued compensation	$9.3	$8.2
Warranty reserves	2.4	2.1
Environmental reserves	0.7	0.8
Pension obligations	5.0	2.5
Other	10.6	8.8
Total accrued liabilities	$28.0	$22.4

Other noncurrent liabilities
Environmental reserves	$8.8	$8.9
Litigation reserves	34.0	32.0
Other	4.0	3.9
Total other noncurrent liabilities	$46.8	$44.8

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

	2003	2002	2001
Numerator:
Net income (loss)	$(68.2)	$(69.2)	$16.4

Denominator:
Weighted-average shares used to compute basic EPS	28.4	27.5	24.7
Effect of dilutive securities:
Stock options	—	—	0.3
Weighted-average shares used to compute diluted EPS	28.4	27.5	25.0

As a result of the losses incurred in 2003 and 2002, no equivalent shares attributable to options were considered in computing diluted EPS as such options would be anti-dilutive.  In 2001, options to purchase 0.2 million shares of Lone Star stock were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares for the year, and therefore the effect would have been anti-dilutive.

INCOME TAXES - NOTE H

Income tax expense was $0.1 million and $0.8 million in 2003 and 2001, respectively; and, for 2002, income tax benefit was $0.7 million, including federal alternative minimum tax (“AMT”) and state and foreign income taxes.  There was no deferred income tax expense or benefit for 2003, 2002, or 2001.

A reconciliation of the U.S. federal statutory rate to actual income tax benefit (expense) is as follows:

	2003	2002	2001
Benefit (expense) at U.S. statutory rate	$23.8	$24.5	$(6.2)
State and other income taxes, net of federal benefit	(0.1)	0.7	(0.3)
Goodwill impairment charge	(6.5)	—	—
Change in valuation allowance	(19.0)	(23.7)	5.7
Other	1.7	(0.8)	—
Total income tax benefit (expense)	$(0.1)	$0.7	$(0.8)

At December 31, 2003, Lone Star had federal tax net operating loss carryforwards (NOL’s) of approximately $320.4 million available to offset future payments of federal income taxes, a portion of which may be related to American Federal Bank, a former subsidiary of Lone Star and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits.  The NOL’s are available for utilization by Lone Star and its subsidiaries.  If not utilized, the NOL’s will expire in varying amounts between years 2004 and 2023, and their future availability may be limited if Lone Star or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations.  Lone Star’s common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit the availability of the NOL’s.  The Company has an AMT credit carryforward totaling $1.6 million that may be carried forward indefinitely under U.S. law.

The following table discloses the components of the deferred tax amounts at December 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Postretirement benefit accruals	$16.9	$16.4
Environmental reserves	3.3	3.3
Other expense accruals and reserves	5.0	5.3
Inventories	11.0	5.6
Other	0.8	0.8
Net operating loss carryforwards	112.1	101.8
Alternative minimum tax credit carryforward	1.6	1.6
Total deferred tax assets	150.7	134.8
Deferred tax liabilities:
Property, plant and equipment	(38.6)	(41.7)

Net deferred tax assets	112.1	93.1
Less valuation allowance	(112.1)	(93.1)
Net deferred tax amount	$—	—

The ultimate realization of the deferred tax asset depends on the Company’s ability to generate sufficient taxable income in the future.  Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results.  Because of the uncertainty regarding possible utilization of NOL’s and the sensitivity of earnings to the level of domestic drilling activity, valuation allowances were recorded to fully reserve the computed net deferred tax assets.

EMPLOYEE BENEFIT PLANS - NOTE I

Defined contribution plans.  Defined contribution plans are available to substantially all full-time employees under which participants can make voluntary pretax contributions.  For nonbargaining unit employees, matching contributions are provided within specified limits.  Steel makes contributions at rates specified under collective bargaining agreements for its bargaining unit employees.  Contributions totaled $3.3 million, $2.9 million, and $3.0 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Nonqualified deferred compensation plan.  The Company has a nonqualified compensation plan for certain management personnel and highly compensated employees of Lone Star and its participating affiliates that provides eligible employees the opportunity to defer a specified percentage of their cash compensation.  Participants may elect to defer up to 25% of total compensation and Lone Star will match 50% of the amount deferred by each employee with the matching not to exceed $25,000.  The obligation included in other noncurrent liabilities was $2.1 million and $1.6 million at December 31, 2003 and 2002, respectively.

Employee stock purchase plan.  The Company has an employee stock purchase plan for all eligible employees.  Eligible employees include all regular full-time employees of Lone Star and its subsidiaries who have been employed for at least 12 months.  Eligible employees may defer up to 5% of their compensation for each quarter for the purchase of Lone Star common stock.  Shares are purchased at the end of each quarter at a price equal to the lower of: (a) 90% of the market price of Lone Star’s common stock on the first day of the quarter, or (b) 90% of the market price of Lone Star’s common stock on the last day of the quarter.  The maximum number of Lone Star shares that may be purchased for all participants under the plan is 200,000 shares, of which 165,212 shares were available to be issued at December 31, 2003.

Long-term incentive plan.  Lone Star has a long-term incentive plan which provides for the issuance of up to 6,700,000 shares of common stock to key employees and outside directors through the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants.  The option price is the average of the high and low market price on the date of the grant.  Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the one-year anniversary of the grant date and an additional one-fourth becoming exercisable on the same anniversary date over the next three years.  If the optionee’s employment is terminated under certain circumstances after a change of control of Lone Star occurs before an option’s fourth anniversary, the option may be exercised in full earlier.  Also, accelerated vesting of options can occur upon death or retirement from employment of an option holder.  The following discloses the stock option activity for the years shown:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, December 31, 2000	1,653,725	$23.43
Granted	484,375	38.27
Exercised	(265,375)	16.46
Cancelled/forfeited	(12,250)	34.22
Outstanding, December 31, 2001	1,860,475	28.66
Granted	555,000	16.90
Exercised	(1,500)	27.19
Cancelled/forfeited	(65,250)	29.82
Outstanding, December 31, 2002	2,348,725	25.85
Granted	447,000	17.77
Exercised	(87,750)	13.65
Cancelled/forfeited	(94,750)	24.00
Outstanding, December 31, 2003	2,613,225	$24.95

At December 31, 2003, 2,112,437 shares were available for grant and options for 1,535,913 shares were exercisable.  The following table summarizes information with respect to options outstanding and exercisable at December 31, 2003:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Number of Shares	Weighted Average Exercise Price

$6.88	—	$8.81	56,600	$7.90	1.3	56,600	$7.90
11.06	—	16.52	1,071,625	14.84	7.5	463,000	13.78
16.75	—	23.39	305,875	20.87	5.1	209,375	19.81
27.19	—	39.27	1,039,750	34.45	6.0	712,250	34.13
41.11	—	50.06	139,375	47.58	6.8	94,688	48.24
$6.88	—	$50.06	2,613,225	$24.95	6.4	1,535,913	$25.94

Lone Star also issued 21,500, 72,750, and 125,500 shares of restricted stock grants to certain employees, with a value of $0.4 million, $1.1 million, and $5.5 million during 2003, 2002, and 2001, respectively.  For restricted stock grants issued prior to December 31, 2001, the shares vest ratably over a four-year period.  For restricted stock grants issued after December 31, 2001, the shares vest ratably over a four-year period beginning on the second anniversary of date of grant.  The fair value of restricted stock is charged to Shareholders’ Equity and amortized to expense over the requisite vesting periods.  The Company recognized compensation expense related to these awards of $1.1 million, $0.9 million, and $0.7 million in 2003, 2002, and 2001, respectively.

Defined Benefit Pension and Postretirement Benefit Plans.  Steel has three defined benefit pension plans covering a substantial portion of its bargaining unit employees.  Retirement benefits are based on years of service at progressively increasing flat-rate amounts.  A special initial lump-sum pension payment equal to 13 weeks of vacation pay is also paid following retirement.  It is generally the Company’s policy to fund the minimum required contributions each year as required by applicable regulations.

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

The following represents the amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Postretirement benefit obligations - current	$3.7	$1.2	$1.3	$1.3
Postretirement benefit obligations - noncurrent	30.1	31.8	14.4	13.8
Other noncurrent assets - intangible asset	(1.0)	(1.1)	—	—
Accumulated other comprehensive loss	(31.9)	(30.8)	—	—
Net amount recognized	$0.9	$1.1	$15.7	$15.1

Net periodic benefit expense for 2003, 2002, and 2001, included the following components:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$1.0	$0.9	$0.9	$0.6	$0.6	$0.5
Interest cost	5.8	5.2	5.4	1.0	0.9	0.8
Expected return on plan asset	(4.2)	(5.0)	(5.5)	—	—	—
Amortization of prior service cost	0.1	0.2	0.2	—	—	—
Recognized net actuarial loss (gain)	2.7	0.8	—	—	(0.1)	(0.1)
Net periodic benefit expense	$5.4	$2.1	$1.0	$1.6	$1.4	$1.2

The following table sets forth the changes in the plans’ benefit obligations, assets and funded status at December 31, 2003 and 2002:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$86.9	$80.6	$15.0	$13.3
Service cost	1.0	0.9	0.6	0.6
Interest cost	5.8	5.2	1.0	0.9
Actuarial loss (gain)	6.2	6.5	(0.6)	2.0
Benefits paid	(6.4)	(6.3)	(1.1)	(1.8)
Projected benefit obligation at end of year	$93.5	$86.9	$14.9	$15.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$53.4	$57.1	$—	$—
Actual return on plan assets	6.8	(4.1)	—	—
Employer contributions	5.6	6.7	1.1	1.8
Benefits paid	(6.4)	(6.3)	(1.1)	(1.8)
Fair value of plan assets at end of year	$59.4	$53.4	$—	$—

Reconciliation of Funded Status
Unfunded status - obligation in excess of assets	$34.1	$33.5	$14.9	$15.0
Unrecognized actuarial gain (loss)	(32.2)	(31.3)	0.8	0.1
Unrecognized prior service cost	(1.0)	(1.1)	—	—
Net amount recognized	$0.9	$1.1	$15.7	$15.1

The Accumulated Benefit Obligation for all defined benefit pension plans was $93.2 million and $86.4 million at December 31, 2003 and 2002, respectively.

The following weighted average assumptions were used in determining net periodic benefit expense and benefit obligations:

	For the Year Ended
	2003	2002	2001
Net Periodic Benefit Expense
Discount rate	6.75%	6.75%	6.75%
Expected long-term investment return on plan assets	8.00%	8.00%	9.00%
Rate of compensation increase	4.00%	4.00%	4.00%

Benefit Obligations
Discount rate	6.25%	6.75%	7.50%
Rate of compensation increase	3.00%	4.00%	4.00%

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans.  The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan assets.  The Company uses an annual measurement date of November 30th.

Pension contributions to be paid in 2004 are estimated to be $10.0 million, reflecting quarterly contributions to certain plans as required by the IRS Code Section 412.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The annual rate of increase in the per capita costs of covered health care benefits is assumed to decrease from 10% to an ultimate trend rate of 5% by the year 2010.  Increasing the assumed medical cost trend rates by one percentage point in each year would have resulted in a $1.2 million increase in the benefit obligation as of December 31, 2003, and a $0.2 million increase in the aggregate of the service cost and interest cost components of net periodic benefit expense for 2003.  A 1% decrease in the assumed trend rates would have resulted in a $1.0 million decrease in the benefit obligation and a $0.2 million decrease in expense.

Lone Star’s investment strategy for its pension plans is to preserve the capital of the pension plans’ assets and maximize investment earnings in excess of inflation with acceptable levels of volatility while meeting the pension plans’ goal of providing, protecting, and enhancing the economic well-being of Lone Star employees, retirees, and their beneficiaries.  This investment strategy will be achieved through target allocation for each asset class with a maximum and minimum range around each target.  No investments will be made in securities which fall outside of the categories listed below.  Without limiting the general scope of the foregoing, private placements and the securities of Lone Star Technologies, Inc. are specifically excluded and not deemed appropriate investments.  Target allocations for 2004 are as follows:

		Range
Asset Category	Target	Min%	Max%
Domestic equity securities	40%	30%	50%
International equity securities	10%	0%	20%
Fixed income securities	48%	35%	65%
Cash investments	2%	0%	5%

The allocations are rebalanced as considered necessary by the Company’s pension plan committee to correspond with anticipated change in investing conditions.  The following table sets forth the percentage of fair value of total assets by asset category as of the Company’s measurement date:

	Fiscal Year
Asset Category	2003	2002
Domestic equity securites	43%	40%
International equity securities	16%	15%
Fixed income securities	40%	44%
Cash investments	1%	1%
Total	100%	100%

Profit sharing plans.  Lone Star and its subsidiaries have profit sharing plans for substantially all employees that provide for payment of a specified percentage of quarterly operating earnings.  Total payments to employees were $0.4 million, $0.4 million, and $3.2 million for 2003, 2002, and 2001, respectively.

COMMITMENTS AND CONTINGENCIES - NOTE J

As of December 31, 2003, the Company has long-term purchase commitments totaling $18.5 million to acquire natural gas at specified minimum volumes and at fixed prices through September 2005.

Equipment is leased under various operating leases.  Rental expense totaled $4.5 million, $5.0 million, and $5.0 million in 2003, 2002, and 2001, respectively.  Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows: 2004, $1.6 million; 2005, $1.2 million; 2006, $0.9 million; 2007, $0.5 million; 2008, $0.2 million; and thereafter, $0.1 million.

Lone Star’s operations are subject to numerous environmental laws.  The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.  The primary governmental oversight agencies include the Texas Commission on Environmental Quality and the Environmental Protection Agency.  The Company is engaged in various ongoing environmental monitoring and compliance programs, voluntary remediation activities, and capital improvement projects.  Estimated expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities as shown in Note F and are computed on a non-discounted basis.  Included in other noncurrent liabilities are environmental reserves of $8.8 million and $8.9 million at December 31, 2003 and 2002, respectively.  Current reserves of $0.7 million and $0.8 million are included in accrued liabilities at December 31, 2003 and 2002, respectively.  The Company believes that adequate accruals have been made related to all known environmental matters.

On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star.  The Company believes it has fully performed all of its obligations under the acquisition agreement and is vigorously contesting the verdict.  Lone Star has set up a reserve of $34 million which includes accrued interest of $2.0 million and is included in noncurrent liabilities at December 31, 2003.

During the last five years, Steel has been named as one of a number of defendants in 36 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  To date several of these lawsuits have been settled for approximately $60,000 in the aggregate.  Of the 36 lawsuits, twelve have been settled or are pending settlement and nine have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

In 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, was named as one of a number of defendants in five lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Two of these lawsuits have been dismissed.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).  In addition, Zink LLC has been named in eight lawsuits in which the plaintiffs, one of whom has mesothelioma, allege exposure to asbestos in Zink’s products and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater.  Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s.  Koch is seeking indemnification from Lone Star with respect to these eleven lawsuits.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.  Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

Steel’s workers’ compensation insurance was with one insurance carrier from 1992 through 2001.  In March 2002 that carrier was declared insolvent and placed in receivership.  Since then, the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) has been paying the insolvent carrier’s obligations under those insurance policies, as required by Texas law.  Through February 2, 2004 TPCIGA had paid $1.6 million in claims under those policies, and it estimates that it will pay an additional $2.0 million in claims over the next few years, for an estimated total of $3.6 million.

Of this total, about $2.3 million relate to claims that are more than the policy deductibles (the “excess claims”), and the remaining $1.3 million relate to claims that are less than the policy deductibles (the “deductible claims”).  TPCIGA is entitled by law to recover from the insured the amount of certain insurance claims paid by it if the insured’s net worth is more than $50 million on December 31 of the year before the insurance carrier became insolvent.  Because Steel’s net worth on December 31, 2001 was more than $50 million, TPCIGA asserts that Steel owes it the $1.6 million for claims paid so far and that it can recover from Steel the estimated future claim payments of about $2.0 million as they are paid.  Steel contends, however, that part of TPCIGA’s claim for reimbursement - the $2.3 million of “excess claims” - is without merit because Steel and its legal counsel believe that the Texas law in question does not apply to workers’ compensation insurance.  Steel intends to defend vigorously against this claim.

Steel believes that it is most likely liable for the estimated $1.3 million of deductible claims, but Steel contends that this potential liability is reduced by a $0.9 million deposit that Steel paid to the insurance carrier before its impairment.  This contention is being contested by TPCIGA.  Steel is uncertain how much, if any, of the deposit is recoverable from the receiver, and it is difficult to evaluate Steel’s deductible reimbursement defense since it involves the interpretation of a statute that would be a case of first impression.  Therefore, Steel has not recognized a liability in the balance sheet for the estimated $2.3 million of TPCIGA past and future payments of excess claims.  It also has not recognized a liability in the event that Steel is unable to either recover or offset the $0.9 million deposit amount.

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

ACQUISITIONS – NOTE K

Wheeling.  On October 1, 2002, Lone Star purchased the majority of the assets of Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, “Wheeling”), in cash for a base purchase price of $21.2 million plus a $16.7 million adjustment for working capital and approximately $0.4 million in acquisition related expenses (the “Wheeling Acquisition”).  The Wheeling Acquisition was effective October 1, 2002.  The results of Wheeling’s operations have been included in the consolidated financial statements since that date.  The acquired business is a leading domestic supplier of couplings used to connect individual sections of oilfield casing and tubing.   No goodwill was recognized in the acquisition.  The net purchase price was allocated as follows:

Current assets	$17.3
Net property and equipment	21.4
Other assets	0.2
Liabilities assumed	(0.6)
Net purchase price	$38.3

Delta.  On May 1, 2003, Lone Star purchased substantially all of the assets of Delta, a leading provider of high-quality customized oil country tubular processing services, for a base purchase price of approximately $14.0 million in cash and approximately $0.2 million in acquisition related expenses.  The acquisition of Delta is intended to improve Lone Star’s competitive position in the oilfield segment and allow for certain cost synergies.  In connection with the purchase, $4.1 million was allocated to goodwill and $0.4 million allocated to amortizable intangible assets.  The amortizable intangible assets are being amortized over their estimated useful lives of five to ten years.  Delta’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2.9
Net property and equipment	7.7
Other assets	0.4
Goodwill	4.1
Liabilities assumed	(0.9)
Net purchase price	$14.2

Delta International.  On June 2, 2003, Lone Star purchased certain assets of Frank’s Tubular International (“Frank’s”), a leading provider of high-quality threading and inspection services, for a base purchase price of $18.9 million in cash and approximately $0.9 million in acquisition related expenses.  Subsequent to the acquisition, Lone Star changed the name of Frank’s to Delta Tubular International.  The acquisition of Delta International further enhances Lone Star’s competitive position within the oilfield segment by offering customers a broad range of oilfield services and allows for cost synergies.  In connection with the purchase, $0.4 million was allocated to goodwill and $0.2 million was allocated to amortizable intangible assets, which is being amortized over its estimated useful life of five years.  Delta International’s results of operations have been included in the consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$1.0
Net property and equipment	18.5
Other assets	0.2
Goodwill	0.4
Liabilities assumed	(0.3)
Net purchase price	$19.8

The operating results of the Wheeling, Delta, and Delta International acquisitions have been included in the Consolidated Statements of Income from the effective dates of acquisition.  The unaudited pro forma results below assume the acquisitions occurred on January 1, 2001:

	For the Year Ended
	2003	2002	2001

Net sales	$540.2	$554.1	$703.9
Net income (loss)	(69.3)	(71.7)	20.9

Basic income (loss) per share	$(2.44)	$(2.61)	$0.84
Diluted income (loss) per share	(2.44)	(2.61)	0.83

The preceding pro forma results include adjustments to eliminate intercompany sales and give effect to amortization of goodwill, interest expense and other purchase price adjustments.  The pro forma results are not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

GUARANTOR SUBSIDIARIES - NOTE L

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

CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$33.0	$0.3	$—	$—	$33.3
Accounts receivable, net	7.4	65.4	0.6	(1.6)	71.8
Inventories	—	152.2	0.6	—	152.8
Other current assets	4.2	10.0	0.5	—	14.7
Total current assets	44.6	227.9	1.7	(1.6)	272.6

Investment in subsidiaries	238.4	—	—	(238.4)	—
Property, plant, and equipment, net	0.2	218.3	1.5	—	220.0
Goodwill	3.5	37.4	—	—	40.9
Other noncurrent assets	147.1	5.1	0.2	(110.3)	42.1
Total assets	$433.8	$488.7	$3.4	$(350.3)	$575.6

Liabilities & Shareholders’ Equity
Accounts payable	$0.2	$53.2	$8.6	$(1.6)	$60.4
Accrued liabilities	1.7	25.9	0.4	—	28.0
Total current liabilities	1.9	79.1	9.0	(1.6)	88.4

Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	36.0	165.6	—	(110.3)	91.3
Total liabilities	187.9	244.7	9.0	(111.9)	329.7
Total shareholders’ equity	245.9	244.0	(5.6)	(238.4)	245.9
Total liabilities & equity	$433.8	$488.7	$3.4	$(350.3)	$575.6

CONDENSED CONSOLIDATING RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net Revenues	$—	$561.0	$5.7	$(32.6)	$534.1
Cost of Goods Sold	—	556.1	5.7	(32.9)	528.9
Gross profit	—	4.9	—	0.3	5.2
Selling, general, and administrative	6.8	53.8	0.9	—	61.5
Operating income (loss)	(6.8)	(48.9)	(0.9)	0.3	(56.3)

Equity in subsidiaries’ income (loss)	(47.6)	—	—	47.6	—
Interest income (expense), net	(14.2)	0.2	—	—	(14.0)
Other income (expense), net	0.4	2.7	(0.9)	—	2.2
Income (loss) before income tax	(68.2)	(46.0)	(1.8)	47.9	(68.1)
Income tax (expense) benefit	—	(0.1)	—	—	(0.1)
Net income (loss)	$(68.2)	$(46.1)	$(1.8)	$47.9	$(68.2)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(39.9)	$(0.7)	$—	$—	$(40.6)
Cash flows from investing activities:
Capital expenditures	(0.1)	(14.2)	(0.1)	—	(14.4)
Proceeds from sale of PP&E	—	0.4	—	—	0.4
Acquisitions, net of cash received	(34.0)	—	—	—	(34.0)
Net cash provided by (used in) investing activities	(34.1)	(13.8)	(0.1)	—	(48.0)
Cash flows from financing activities:
Advances from parent	82.4	(83.0)	0.6	—	—
Issuance of preferred stock	(105.0)	105.0	—	—	—
Proceeds from exercise of options	1.3	—	—	—	1.3
Dividends to parent	9.8	(9.8)	—	—	—
Purchase of treasury stock	(0.8)	—	—	—	(0.8)
Net cash provided by financing activities	(12.3)	12.2	0.6	—	0.5
Effect of exchange rate changes	—	1.6	(0.7)	—	0.9
Net change in cash	(86.3)	(0.7)	(0.2)	—	(87.2)
Cash beginning balance	119.3	1.0	0.2	—	120.5
Cash ending balance	$33.0	$0.3	$—	$—	$33.3

CONDENSED CONSOLIDATING BALANCE SHEET
AT DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$119.3	$1.0	$0.2	$—	$120.5
Accounts receivable, net	3.9	57.5	2.7	(3.9)	60.2
Inventories	—	148.4	0.4	(0.3)	148.5
Other current assets	1.4	11.0	0.2	—	12.6
Total current assets	124.6	217.9	3.5	(4.2)	341.8

Investment in subsidiary	174.4	—	—	(174.4)	—
Property, plant, and equipment, net	0.2	202.1	2.1	—	204.4
Goodwill	3.5	51.6	—	—	55.1
Other noncurrent assets	198.2	6.3	—	(192.9)	11.6
Total assets	$500.9	$477.9	$5.6	$(371.5)	$612.9

Liabilities & Shareholders’ Equity
Accounts payable	$2.6	$28.1	$7.6	$(0.8)	$37.5
Accrued liabilities	1.8	20.0	0.6	—	22.4
Total current liabilities	4.4	48.1	8.2	(0.8)	59.9

Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	33.9	249.4	—	(192.9)	90.4
Total liabilities	188.3	297.5	8.2	(193.7)	300.3
Total shareholders’ equity	312.6	180.4	(2.6)	(177.8)	312.6
Total liabilities & equity	$500.9	$477.9	$5.6	$(371.5)	$612.9

CONDENSED CONSOLIDATING RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net Revenues	$—	$528.6	$8.3	$(13.2)	$523.7
Cost of Goods Sold	—	520.7	8.5	(12.9)	516.3
Gross profit	—	7.9	(0.2)	(0.3)	7.4
Selling, general, and administrative	37.2	30.9	1.1	—	69.2
Operating income (loss)	(37.2)	(23.0)	(1.3)	(0.3)	(61.8)

Equity in subsidiaries’ income (loss)	(22.6)	—	—	22.6	—
Interest expense	(12.7)	—	—	—	(12.7)
Interest income	2.5	—	—	—	2.5
Other income (expense), net	0.1	1.7	—	0.3	2.1
Income (loss) before income taxes	(69.9)	(21.3)	(1.3)	22.6	(69.9)
Income tax (expense) benefit	0.7	—	—	—	0.7
Net income (loss)	$(69.2)	$(21.3)	$(1.3)	$22.6	$(69.2)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2.9	$(14.9)	$(0.4)	$—	$(12.4)
Cash flows from investing activities:
Capital expenditures	—	(15.6)	(0.3)	—	(15.9)
Proceeds from sale of PP&E	—	0.2	—	—	0.2
Acquisitions, net of cash received	(38.3)	—	—	—	(38.3)
Net cash provided by (used in) investing activities	(38.3)	(15.4)	(0.3)	—	(54.0)
Cash flows from financing activities:
Advances from parent	(32.5)	32.0	0.5	—	—
Proceeds from issuance of stock	82.8	—	—	—	82.8
Purchase of treasury stock	(1.3)	—	—	—	(1.3)
Net cash provided by financing activities	49.0	32.0	0.5	—	81.5
Effect of exchange rate changes	—	(1.1)	—	—	(1.1)
Net change in cash	13.6	0.6	(0.2)	—	14.0
Cash beginning balance	105.6	0.5	0.4	—	106.5
Cash ending balance	$119.2	$1.1	$0.2	$—	$120.5

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2001

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net Revenues	$—	$653.5	$9.7	$(13.0)	$650.2
Cost of Goods Sold	—	583.7	10.2	(13.0)	580.9
Gross profit	—	69.8	(0.5)	—	69.3
Selling, general and administrative	(0.4)	35.7	0.8	—	36.1
Operating income (loss)	0.4	34.1	(1.3)	—	33.2

Equity in subsidiaries’ income	19.7	—	—	(19.7)	—
Interest income (expense), net	1.2	(11.1)	—	—	(9.9)
Other income (expense), net	(4.9)	(1.1)	(0.1)	—	(6.1)
Income (loss) before income tax	16.4	21.9	(1.4)	(19.7)	17.2
Income tax (expense) benefit	—	(0.8)	—	—	(0.8)
Net income (loss)	$16.4	$21.1	$(1.4)	$(19.7)	$16.4

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2001

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(6.3)	$41.0	$(3.4)	$—	$31.3
Net cash provided by (used in) investing activities	10.3	(23.9)	(1.0)	—	(14.7)
Net cash provided by (used in) financing activities	76.3	(17.0)	4.3	—	63.2
Net change in cash	80.3	0.1	(0.1)	—	79.8
Cash beginning balance	25.3	0.4	0.5	—	26.7
Cash ending balance	$105.6	$0.5	$0.4	$—	$106.5

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)  - NOTE M

	2003 - Quarter Ended
	First	Second	Third	Fourth	Total Year
Net revenues	$128.1	$141.3	$132.0	$132.7	$534.1
Gross profit	4.3	3.4	(2.4)	(0.1)	5.2
Net loss	(7.9)	(9.2)	(17.1)	(34.0)	(68.2)

Per common share - basic and diluted
Net loss available to common shareholders	$(0.28)	$(0.32)	$(0.60)	$(1.20)	$(2.40)

	2002 - Quarter Ended
	First	Second	Third	Fourth	Total Year
Net revenues	$123.2	$150.1	$142.7	$107.7	$523.7
Gross profit	5.0	8.9	0.8	(7.3)	7.4
Net loss	(5.9)	(2.4)	(10.4)	(50.5)	(69.2)

Per common share - basic and diluted
Net loss available to common shareholders	$(0.23)	$(0.08)	$(0.37)	$(1.77)	$(2.52)

LONE STAR TECHNOLOGIES, INC.
Schedule II - Valuation and Qualifying Accounts
December 31, 2001, 2002, and 2003
($ in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2001
Allowance for doubtful accounts	$2.0	$0.7	$—	$(0.9)	$1.8
Valuation allowance on net deferred tax assets	74.5	—	—	(5.1)	69.4

Year ended December 31, 2002
Allowance for doubtful accounts	1.8	0.1	—	(0.3)	1.6
Valuation allowance on net deferred tax assets	69.4	—	23.7	—	93.1

Year ended December 31, 2003
Allowance for doubtful accounts	1.6	0.5	—	(0.4)	1.7
Valuation allowance on net deferred tax assets	93.1	—	19.0	—	112.1

ITEM 9.                                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

ITEM 9A.                                          CONTROLS AND PROCEDURES

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Lone Star, including our consolidated subsidiaries, and was accumulated and communicated to them by others within those entities, as appropriate during the period when this report was being prepared in order to allow timely decisions regarding required disclosure.

In addition, there was no change in our internal control over financial reporting identified in connection with our evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in Lone Star’s proxy statement for the 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.                            EXECUTIVE COMPENSATION

Information required under this item is contained in Lone Star’s proxy statement for the 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock, directors and executive officers and securities authorized for issuance under equity compensation plans is contained in Lone Star’s proxy statement for the 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in Lone Star’s proxy statement for the 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.                            PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to fees and services related to the Company’s independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in Lone Star’s proxy statement for the 2004 Annual Meeting of Shareholders, and are incorporated herein by reference.

PART IV

ITEM 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements - the following Consolidated Financial Statements are filed as part of this report:
	•	Reports of Independent Public Accountants
	•	Consolidated Results of Operations - for the years ended December 31, 2003, 2002, and 2001
	•	Consolidated Balance Sheets at December 31, 2003 and 2002
	•	Consolidated Statements of Cash Flows - for the years ended December 31, 2003, 2002, and 2001
	•	Consolidated Statements of Shareholders’ Equity - at December 31, 2003, 2002, and 2001
	•	Notes to Consolidated Financial Statements
2.	Schedule II - Valuation and Qualifying Accounts

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

4.7

Letter Agreement dated October 16, 2002 by Keystone, Inc., Alpine Capital L.P., and the Anne T. and Robert M. Bass Foundation to Lone Star (incorporated by references to Exhibit 4.11 to Form S-3 Registration Statement of Lone Star as filed on October 16, 2002.  File No. 333-100579).

10.1	Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of Lone Star as filed on October 22, 1993).*
10.1(a)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form 10-Q of Lone Star for the quarter ended June 30, 1997). *
10.1(b)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 14, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1998). *
10.1(c)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 11, 1999 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1999). *
10.1(d)	Amendment to the Amended 1985 Long-Term Incentive Plan adopted on May 9, 2000 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 2000.) *
10.1(e)	Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 2001 (incorporated by reference to same numbered exhibit to Form 10-Q for the quarter ended June 30, 2001). *
10.1(f)	Amendment to the 1985 Long-Term Incentive Plan adopted on May 9, 2002 (incorporated by reference to same numbered exhibit to Form 10-Q for the quarter ended June 30, 2002). *
10.1(g)	Amendments to the 1985 Long-Term Incentive Plan adopted on May 13, 2003. *
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
10.18

Deferred Compensation Plan adopted by Lone Star’s Board of Directors on May 9, 2000 and as amended by Lone Star’s Board of Directors on December 3, 2002 (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2002). *

10.19

Amendment agreement dated September 29, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended September 30, 2000).

10.20

Amendment agreement dated October 25, 2000 to Financing Agreement dated March 12, 1999 between Steel and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2000).

10.21

Modification Agreement dated September __, 2000 to Credit Agreement dated as of January 3, 2000 among Fintube, the Lenders and Bank of America, N.A., as Agent for the Lenders (incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 2000).

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

10.32

Fifth Amendment, dated as of May 5, 2003, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003).

10.33	Sixth Amendment, dated as of August 29, 2003, to Amended and Restated Financing Agreement dated October 8, 2001.
10.34	Seventh Amendment, dated as of December 16, 2003, to Amended and Restated Financing Agreement dated October 8, 2001.
14.1	Code of Ethics for Senior Financial Officers adopted by Lone Star’s Board of Directors on March 20, 2003 (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended December 31, 2002).
21	List of Subsidiaries.
23	Consent of Deloitte & Touche LLP.
24	Powers of Attorney.
31.1	Certification of Mr. Rhys J. Best pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. Charles J. Keszler pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Management contract or compensatory plan or arrangement.
(b)	Reports on Form 8-K:

Date of Report	Date Filed	Description
October 6, 2003	October 7, 2003

Disclosure furnishing Lone Star’s press release regarding its preliminary financial results for the third quarter of 2003.  Notwithstanding its listing here, the information furnished shall not be deemed ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor incorporated by reference in any filing with the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

October 15, 2003	October 16, 2003

Disclosure furnishing Lone Star’s press release regarding its results of operations for the third quarter of 2003.  Notwithstanding its listing here, the information furnished shall not be deemed ‘filed’ for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor incorporated by reference in any filing with the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

December 16, 2003	December 22, 2003	Amendment to senior secured credit facility.

ITEM 16.               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

Date: March 12, 2004	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature				Title	Date

/s/ Rhys J. Best			,	Chairman, Director, Chief	March 12, 2004
(Rhys J. Best)				Executive Officer and President
(Principal Executive Officer)

/s/ Charles J. Keszler			,	Vice President and Chief	March 12, 2004
(Charles J. Keszler)				Financial Officer (Principal Financial
and Accounting Officer)

/s/ Frederick B. Hegi, Jr.		*	,	Director	March 12, 2004
(Frederick B. Hegi, Jr.)

/s/ Robert L. Keiser		*	,	Director	March 12, 2004
(Robert L. Keiser)

/s/ Robert Kelley		*	,	Director	March 12, 2004
(Robert Kelley)

/s/ M. Joseph McHugh		*	,	Director	March 12, 2004
(M. Joseph McHugh)

/s/ Thomas M. Mercer, Jr.		*	,	Director	March 12, 2004
(Thomas M. Mercer, Jr.)

			,	Director	March 12, 2004
(Alfred M. Micallef)

/s/ Jerry E. Ryan		*	,	Director	March 12, 2004
(Jerry E. Ryan)

*By:	/s/ Charles J. Keszler
(Charles J. Keszler, Attorney-in-Fact)