Form 10-Q
period 2004-03-31
LONE STAR TECHNOLOGIES INC
filed 2004-05-05
CIK 791348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 15, 2004, the number of shares of Common Stock outstanding at $1.00 par value per share was 28,762,692.

LONE STAR TECHNOLOGIES, INC.

INDEX

PART I - FINANCIAL INFORMATION

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended March 31,
	2004	2003

Net revenues	$179.8	$128.1
Cost of goods sold	156.6	123.8
Gross profit	23.2	4.3
Selling, general and administrative expenses	11.1	9.6
Operating income (loss)	12.1	(5.3)
Interest income	0.2	0.4
Interest expense	(4.2)	(3.6)
Other income	0.3	1.0
Other expense	(0.1)	(0.3)
Income (loss) before income tax	8.3	(7.8)
Income tax expense	(0.3)	(0.1)
Net income (loss)	$8.0	$(7.9)

Per common share - basic:
Net income (loss) available to common shareholders	$0.28	$(0.28)

Per common share - diluted:
Net income (loss) available to common shareholders	$0.28	$(0.28)

Weighted average shares outstanding:
Basic	28.5	28.4
Diluted	28.7	28.4

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; $ in millions, except share data)

	March 31, 2004	December 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$39.4	$33.3
Accounts receivable, less allowances of $1.8 and $1.7, respectively	99.8	71.8
Inventories	134.0	152.8
Other current assets	21.8	14.7
Total current assets	295.0	272.6

Property, plant and equipment, net	218.0	220.0
Goodwill	40.9	40.9
Restricted cash	32.3	32.2
Other noncurrent assets	9.5	9.9
Total assets	$595.7	$575.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$67.3	$60.4
Accrued liabilities	32.6	28.0
Total current liabilities	99.9	88.4

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	44.1	44.5
Other noncurrent liabilities	47.5	46.8
Total liabilities	341.5	329.7

Commitments and contingencies (See Note 11)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 28,759,915 and 28,660,903, respectively)	28.8	28.7
Capital surplus	355.3	355.1
Accumulated other comprehensive loss	(32.2)	(32.2)
Accumulated deficit	(95.4)	(103.4)
Treasury stock, at cost (174,107 common shares)	(2.3)	(2.3)
Total shareholders’ equity	254.2	245.9
Total liabilities and shareholders’ equity	$595.7	$575.6

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; $ in millions)

	For the Quarter Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$8.0	$(7.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquired companies:
Depreciation and amortization	6.7	6.0
Non-cash charge for stock compensation	0.3	—
Net loss on property disposals and impairments	—	(0.4)
Accounts receivable	(28.0)	(6.0)
Inventories	18.8	10.9
Restricted cash	(0.1)	—
Accounts payable and accrued liabilities	11.5	10.2
Litigation reserves	0.3	0.1
Other	(7.0)	2.6
Net cash provided by operating activities	10.5	15.5

Cash flows from investing activities:
Capital expenditures	(4.6)	(2.8)
Proceeds from sale of property, plant and equipment	—	0.4
Net cash used in investing activities	(4.6)	(2.4)

Cash flows from financing activities:
Proceeds from option exercises	—	0.3
Purchase of treasury stock	—	(0.8)
Net cash used in financing activities	—	(0.5)

Effect of foreign exchange rate changes on cash	0.2	0.8
Net increase in cash and cash equivalents	6.1	13.4
Cash and cash equivalents, beginning of period	33.3	120.5
Cash and cash equivalents, end of period	$39.4	$133.9

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2004 and the cash flows and the results of operations for the three months ended March 31, 2004 and 2003.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2003.  The principal operating companies of Lone Star Technologies, Inc. (“Lone Star”, or the “Company”) are Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), Bellville Tube Company (“Bellville”), Wheeling Machine Products, Inc. (“Wheeling”), Delta Tubular Processing (“DTP”), and Delta Tubular International (“DTI”).  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  Certain reclassifications of prior period amounts have been made to conform to the current period presentation.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2003.  In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

Lone Star uses estimates and assumptions required for preparation of the financial statements.  The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change.  However, actual results could differ from the estimates.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no compensation expense is recognized for fixed option plans as all option grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  As permitted, the Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

	For the Quarter Ended March 31,
	2004	2003
Net income (loss) as reported	$8.0	$(7.9)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.3	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.8)	(1.7)
Pro forma net income (loss)	$6.5	$(9.6)

Basic earnings (loss) per share
as reported	$0.28	$(0.28)
pro forma	$0.23	$(0.34)
Diluted earnings (loss) per share
as reported	$0.28	$(0.28)
pro forma	$0.23	$(0.34)

NOTE 3 – INVENTORIES

The components of inventory at March 31, 2004 and December 31, 2003 were as follows:

	March 31, 2004	December 31, 2003
Raw materials	$34.3	$55.4
Work-in-process	79.5	66.9
Finished goods	53.5	55.0
Materials, supplies and other	22.2	22.6
Total inventories at FIFO	189.5	199.9
Reserve to reduce inventories to LIFO value	(52.8)	(44.1)
Total inventories	136.7	155.8
Amount included in other noncurrent assets	(2.7)	(3.0)
Inventories	$134.0	$152.8

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill identified with Lone Star’s oilfield segment resulted from the acquisitions of Steel, Bellville, DTP, and DTI.  Goodwill identified with Lone Star’s specialty tubing segment resulted from the acquisition of Fintube.  Goodwill is tested for impairment annually during the fourth quarter by each reporting unit.  Other intangible assets that are subject to amortization are amortized on a straight-line basis over their respective estimated useful lives of four to ten years.  The components of intangible assets were as follows:

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$1.3	$(0.8)	$1.3	$(0.7)
Other	0.5	(0.3)	0.5	(0.3)
	$1.8	$(1.1)	$1.8	$(1.0)

Amortization expense related to intangible assets, other than goodwill, was $0.1 million for both three-month periods ended March 31, 2004 and 2003.

Estimated future amortization expense related to intangible assets at March 31, 2004 is as follows:

Fiscal year:

2004 (Remaining 9 months)	$0.2
2005	0.1
2006	0.1
2007	0.1
2008	0.1
Thereafter	0.1

Total	$0.7

Goodwill allocated to the oilfield and specialty tubing segments was $13.7 million and $27.2 million, respectively, at both March 31, 2004 and December 31, 2003.  There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2004.

NOTE 5 – EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net earnings (loss) attributable to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation.  Lone Star had a net loss for the three months ended March 31, 2003 and the effect of including dilutive securities in earnings per share would have been anti-dilutive.  At March 31, 2003, options to purchase 0.2 million common shares were excluded from the calculation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three-month period ended March 31, 2004:

Numerator:
Net income	$8.0
Denominator:
Weighted average shares outstanding-basic	28.5
Effect of dilutive stock options	0.2
Weighted average shares - diluted	28.7
Net income per share - basic	$0.28
Net income per share - diluted	$0.28

NOTE 6 – PRODUCT WARRANTIES

Lone Star’s products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, or loss of production.  The Company warrants its products to meet certain specifications.  Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims.  The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims.  The Company considers the extent of insurance coverage in its estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period-to-period.  However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve.  The following table identifies changes in warranty reserves from December 31, 2003 to March 31, 2004:

Balance at December 31, 2003	$2.4
Add: accruals for warranties during the period	0.7
Accruals related to pre-existing warranties and changes in estimates	—
Deduct: settlements made during the period	(0.8)
Balance at March 31, 2004	$2.3

NOTE 7 – TREASURY SHARES

Beginning in October 2002, the Company’s Board of Directors authorized the open-market purchase of Lone Star’s common stock from time to time for a total investment not to exceed $8.0 million.   Since the inception of the stock buy-back program, a total of 160,600 shares at a cost of $2.0 million, or an average price of $12.61, have been repurchased as treasury shares.  The 174,107 treasury shares held as of March 31, 2004 and December 31, 2003 are reported at their acquired cost.

NOTE 8 – BUSINESS SEGMENTS DATA

The following table presents segment information.  The “Corporate/Other” column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate/ Other	Total
Quarter ended March 31, 2004
Revenues	$132.2	$30.4	$17.2	$—	$179.8
Segment operating income (loss)	15.7	(2.4)	0.7	(1.9)	12.1
Depreciation and amortization	4.2	2.3	0.2	—	6.7
Total assets	347.6	143.5	20.6	84.0	595.7
Capital expenditures	4.4	0.2	—	—	4.6

Quarter ended March 31, 2003
Revenues	$80.5	$34.5	$13.1	$—	$128.1
Segment operating income (loss)	(1.1)	(3.0)	0.4	(1.6)	(5.3)
Depreciation and amortization	3.4	2.3	0.3	—	6.0
Total assets	266.9	190.0	19.4	140.5	616.8
Capital expenditures	1.2	1.6	—	—	2.8

NOTE 9 – DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit expense for the three months ended March 31, 2004 and 2003 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$0.3	$0.3	$0.1	$0.2
Interest cost	1.4	1.5	0.2	0.2
Expected return on plan assets	(1.2)	(1.1)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Recognized net actuarial loss (gain)	0.8	0.7	—	—
Net periodic benefit expense	$1.4	$1.4	$0.3	$0.4

NOTE 10 – RESTRICTED CASH

At March 31, 2004, the Company had restricted cash of $32.3 million related to a cash deposit that collateralizes a bond for a breach of contract judgment on appeal.  See Note 11 – Commitments and Contingencies.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2004, the Company has long-term purchase commitments totaling $15.5 million to acquire natural gas at specified minimum volumes and at fixed prices through September 2005.

On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star.  The Company believes it has fully performed all of its obligations under the acquisition agreement and is vigorously contesting the verdict.  Lone Star has set up a reserve totaling $34.3 million which includes accrued interest of $2.3 million and is included in noncurrent liabilities at March 31, 2004.

During the last five years, Steel has been named as one of a number of defendants in 36 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  To date several of these lawsuits have been settled for approximately $100,000 in the aggregate.  Of the 36 lawsuits, thirteen have been settled or are pending settlement and nine have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

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

Steel’s workers’ compensation insurance was with one insurance carrier from 1992 through 2001.  In March 2002, that carrier was declared insolvent and placed in receivership.  Since then, the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) has been paying the insolvent carrier’s obligations under those insurance policies, as required by Texas law.  Through February 2, 2004, TPCIGA had paid $1.6 million in claims under those policies, and it estimates that it will pay an additional $2.0 million in claims over the next few years, for an estimated total of $3.6 million.

Of this total, about $2.3 million relate to claims that are more than the policy deductibles (the “excess claims”), and the remaining $1.3 million relate to claims that are less than the policy deductibles (the “deductible claims”).  TPCIGA is entitled by law to recover from the insured the amount of certain insurance claims paid by it if the insured’s net worth is more than $50 million on December 31 of the year before the insurance carrier became insolvent.  Because Steel’s net worth on December 31, 2001 was more than $50 million, TPCIGA asserts that Steel owes it the $1.6 million for claims paid so far and that it can recover from Steel the estimated future claim payments of about $2.0 million as they are paid.  Steel contends, however, that part of TPCIGA’s claim for reimbursement – the $2.3 million of “excess claims” – is without merit because Steel and its legal counsel believe that the Texas law in question does not apply to workers’ compensation insurance.  Steel intends to defend vigorously against this claim.

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

NOTE 12 – GUARANTOR SUBSIDIARIES

In 2001, the Company issued $150.0 million 9% senior subordinated notes due June 1, 2011 (the “Senior Notes”).  The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the “Guarantor Subsidiaries”) other than Aletas y Birlos S.A., de C.V. (the “Non-Guarantor Subsidiary”).  Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiary is wholly-owned by the Company.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AT MARCH 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Cash and cash equivalents	$38.7	$0.3	$0.4	$—	$39.4
Accounts receivable, net	18.0	101.5	1.4	(21.1)	99.8
Inventories	—	133.3	0.7	—	134.0
Other current assets	1.0	20.1	0.7	—	21.8
Total current assets	57.7	255.2	3.2	(21.1)	295.0

Investment in subsidiary	248.5	—	—	(248.5)	—
Property, plant and equipment, net	0.3	216.3	1.4	—	218.0
Goodwill	3.5	37.4	—	—	40.9
Other noncurrent assets	138.7	5.0	0.2	(102.1)	41.8
Total assets	$448.7	$513.9	$4.8	$(371.7)	$595.7

Accounts payable	$2.5	$76.1	$9.8	$(21.1)	$67.3
Accrued liabilities	5.5	26.5	0.6	—	32.6
Total current liabilities	8.0	102.6	10.4	(21.1)	99.9

Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	36.5	157.2	—	(102.1)	91.6
Total liabilities	194.5	259.8	10.4	(123.2)	341.5
Total shareholders’ equity	254.2	254.1	(5.6)	(248.5)	254.2
Total liabilities & equity	$448.7	$513.9	$4.8	$(371.7)	$595.7

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$188.3	$1.9	$(10.4)	$179.8
Cost of goods sold	—	165.2	1.8	(10.4)	156.6
Gross profit	—	23.1	0.1	—	23.2
Selling, general and administrative	1.9	9.1	0.1	—	11.1
Operating income (loss)	(1.9)	14.0	—	—	12.1

Equity in subsidiaries’ income (loss)	13.8	—	—	(13.8)	—
Interest income	0.2	—	—	—	0.2
Interest expense	(3.9)	(0.3)	—	—	(4.2)
Other income (expense), net	0.1	0.1	—	—	0.2
Income (loss) before income taxes	8.3	13.8	—	(13.8)	8.3
Income tax (expense) benefit	(0.3)	—	—	—	(0.3)
Net income (loss)	$8.0	$13.8	$—	$(13.8)	$8.0

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3.4)	$13.3	$0.6	$—	$10.5
Cash flows from investing activities:
Capital expenditures	—	(4.6)	—	—	(4.6)
Net cash provided by (used in) investing activities	—	(4.6)	—	—	(4.6)
Cash flows from financing activities:
Advances from parent, net	8.3	(8.3)	—	—	—
Dividends to parent	0.8	(0.8)	—	—	—
Net cash provided by (used in) financing activities	9.1	(9.1)	—	—	—
Effect of exchange rate changes	—	0.4	(0.2)	—	0.2
Net change in cash	5.7	—	0.4	—	6.1
Cash beginning balance	33.0	0.3	—	—	33.3
Cash ending balance	$38.7	$0.3	$0.4	$—	$39.4

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$33.0	$0.3	$—	$—	$33.3
Accounts receivable, net	7.4	65.4	0.6	(1.6)	71.8
Inventories	—	152.2	0.6	—	152.8
Other current assets	4.2	10.0	0.5	—	14.7
Total current assets	44.6	227.9	1.7	(1.6)	272.6

Investment in subsidiaries	238.4	—	—	(238.4)	—
Property, plant, and equipment, net	0.2	218.3	1.5	—	220.0
Goodwill	3.5	37.4	—	—	40.9
Other noncurrent assets	147.1	5.1	0.2	(110.3)	42.1
Total assets	$433.8	$488.7	$3.4	$(350.3)	$575.6

Liabilities & Shareholders’ Equity
Accounts payable	$0.2	$53.2	$8.6	$(1.6)	$60.4
Accrued liabilities	1.7	25.9	0.4	—	28.0
Total current liabilities	1.9	79.1	9.0	(1.6)	88.4

Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	36.0	165.6	—	(110.3)	91.3
Total liabilities	187.9	244.7	9.0	(111.9)	329.7
Total shareholders’ equity	245.9	244.0	(5.6)	(238.4)	245.9
Total liabilities & equity	$433.8	$488.7	$3.4	$(350.3)	$575.6

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$133.9	$1.3	$(7.1)	$128.1
Cost of goods sold	—	130.1	1.2	(7.5)	123.8
Gross profit	—	3.8	0.1	0.4	4.3
Selling, general and administrative	1.5	7.9	0.2	—	9.6
Operating income (loss)	(1.5)	(4.1)	(0.1)	0.4	(5.3)

Equity in subsidiaries’ income (loss)	(3.1)	—	—	3.1	—
Interest income	0.4	—	—	—	0.4
Interest expense	(3.6)	—	—	—	(3.6)
Other income (expense), net	—	1.6	(0.5)	(0.4)	0.7
Income (loss) before income taxes	(7.8)	(2.5)	(0.6)	3.1	(7.8)
Income tax (expense) benefit	(0.1)	—	—	—	(0.1)
Net income (loss)	$(7.9)	$(2.5)	$(0.6)	$3.1	$(7.9)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(0.7)	$17.4	$(0.2)	$(1.0)	$15.5
Cash flows from investing activities:
Capital expenditures	—	(2.7)	(0.1)	—	(2.8)
Proceeds from sale of PP&E	—	0.4	—	—	0.4
Net cash provided by (used in) investing activities	—	(2.3)	(0.1)	—	(2.4)
Cash flows from financing activities:
Advances from parent	11.4	(10.8)	(0.6)	—	—
Proceeds from exercise of options	0.3	—	—	—	0.3
Dividends paid to parent	—	(1.0)	—	1.0	—
Purchase of treasury stock	(0.8)	—	—	—	(0.8)
Net cash provided by (used in) financing activities	10.9	(11.8)	(0.6)	1.0	(0.5)
Effect of exchange rate changes	—	—	0.8	—	0.8
Net change in cash	10.2	3.3	(0.1)	—	13.4
Cash beginning balance	119.3	1.0	0.2	—	120.5
Cash ending balance	$129.5	$4.3	$0.1	$—	$133.9

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lone Star Technologies, Inc., a Delaware corporation, is a leading domestic manufacturer and marketer of premium welded “oil country tubular goods”, or “OCTG”, which are steel tubular products used in the completion and production of oil and natural gas wells. We are a major manufacturer and marketer of line pipe, which is used in the gathering and transmission of oil and natural gas.  We are a leading supplier of premium thermal treating, end finishing, inspection, and logistics services to the oilfield industry.  We are also one of the largest domestic manufacturers of high quality couplings used to connect individual sections of oilfield casing and tubing.  In addition, we are a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural, and heat recovery technology applications.  We also sell oil country tubular goods and line pipe produced by other companies through exclusive marketing arrangements.  Lone Star began producing and marketing oil country tubular goods and other tubular products over fifty years ago.  As used in this report, the terms “we,” “us”, “our”, and “Lone Star” refer to Lone Star Technologies, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

Demand for oilfield products depends primarily upon the number of oil and natural gas wells being drilled, completed and reworked at any given time and the depth and drilling conditions of these wells.  The level of these activities depends primarily on expectations as to future prices for natural gas and oil.  Natural gas and oil prices are subject to significant fluctuations in response to even relatively minor changes in supply, market uncertainty, and a variety of additional factors that are beyond Lone Star’s control.  Therefore, no assurance can be given regarding the extent of future demand for Lone Star’s oilfield products.

Demand for our oilfield products in the first quarter of 2004 continued to outpace the prior year as both higher crude oil prices and natural gas prices drove increased oil and natural gas production.  West Texas Intermediate (WTI) prices averaged about $36.70 per barrel in March 2004, a $5.60 per barrel increase from last November 2003.  The U.S. Energy Information Administration (“EIA”) expects the WTI crude oil average price for 2004 to remain comparatively high, or at about $33 per barrel, and natural gas spot prices to average $5.40 per thousand cubic feet (“mcf”).   The active rig count in North America according to Baker-Hughes, averaged 1,122 rigs during the first quarter of 2004 compared to an average of 897 active rigs for the same period in 2003, an increase of 225 rigs, or 25%.   The rig count ended the first quarter of 2004 at 1,160 active rigs.  We believe these factors will continue to positively impact near-term demand for our oilfield products and services.

The improvement in the domestic economy has continued to positively impact general industrial demand for our specialty tubing products.  While both revenues and shipments of specialty tubing products were lower in the first quarter of 2004 compared to the same period in 2003, revenues increased 14% and shipments increased 9% over the fourth quarter of 2003.  We believe that near-term demand for our specialty tubing products will continue to benefit with the improvement in the general domestic economy in 2004.

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses.  We evaluate our estimates, which consist of warranty claims, bad debts, environmental obligations, self-insurance claims, and others primarily based on historical experience and business knowledge.  These estimates are evaluated by management and revised as circumstances change.

RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended March 31,
	2004		2003
	$	%	$	%
Oilfield	132.2	73	80.5	63
Specialty tubing	30.4	17	34.5	27
Flat rolled steel and other	17.2	10	13.1	10
Consolidated net revenues	179.8	100	128.1	100

Shipments of products are as follows:

	For the Quarter Ended March 31,
	2004		2003
	Tons	%	Tons	%
Oilfield	147,100	68	117,400	64
Specialty tubing	26,600	12	29,100	16
Flat rolled steel and other	42,000	20	36,800	20

Total shipments	215,700	100	183,300	100

Oilfield Products

Revenues of $179.8 million for the three months ended March 31, 2004 reflect an increase of 40% compared to the same period in 2003, due to increased demand for oilfield products and flat rolled steel, offset slightly by a decrease in shipments in our specialty tubing segment.  Our oilfield products consist of OCTG, line pipe, couplings, and pipe finishing, inspection, and logistics services.  Oilfield revenues increased 64% in the first quarter of 2004 compared to the same quarter in the prior year and increased 44% compared to the fourth quarter of 2003.  The average selling price of our oilfield products increased 31% in the first quarter of 2004 compared to the same period in 2003.  Shipments of OCTG increased 24% from the first quarter 2003 and were up 25% from the fourth quarter of 2003 principally due to increased demand for casing and tubing combined with low industry-wide inventory levels.

Active rigs in the first quarter of 2004 continued to focus primarily on lower-risk shallow production-related drilling.  However, average drilling depths have increased somewhat since the second half of 2003 as the number of rigs drilling deeper than 15,000 feet have averaged 180 rigs in 2004, up from a range of 165 to 170 rigs during the second half of 2003.  The majority of our OCTG sales continue to be related to existing programs.  Because of rapidly increasing OCTG prices, distributors remained cautious with respect to building inventory.

Line pipe revenues and shipments were higher by 65% and 27%, respectively, in the first quarter of 2004, on 30% higher average pricing, compared to the first quarter of 2003.

Specialty Tubing Products

Specialty tubing product revenues were down 12% in the first quarter of 2004 from the same period in 2003 as shipment volumes decreased 9%.  However, revenues were up 14% from the fourth quarter of 2003 on 8% higher shipment volumes due to continued improvement in the general industrial economy.  We implemented surcharges and base price increases for our precision mechanical tubular products related to higher steel costs, but only captured about a 6% increase in the first quarter of 2004.  However, the majority of our price increases, similar to our oilfield products, were not in full effect until the second quarter of 2004.

Revenues from heat recovery tubular goods and related products, which are approximately 28% of our specialty tubing segment, were down 16% in the first quarter of 2004 compared to the first quarter of 2003 as demand for finned tubing and related heat recovery products remained relatively weak in the United States as well as in certain

foreign markets including Mexico.   However, compared to the fourth quarter of 2003, revenues from heat recovery tubular goods were up 15% on higher average selling prices.

Flat Rolled Steel and Other

Flat rolled steel and other revenues were up 31% compared to the same period in 2003 on 14% increased shipment volumes due to a continuing tight domestic flat roll steel supply and to higher selling prices.

The gross profit for the three months ended March 31, 2004 was $23.2 million compared to $4.3 million for the same 2003 period.  Operating results for the first quarter ended March 31, 2004 included operating income of $12.1 million compared to an operating loss of $5.3 million in the first quarter of 2003.  The increased gross profit was due to increased shipment volumes which absorbed fixed and semi-fixed costs over more units of production.  The increased gross profit was also due in part to our success in achieving both base price increases and raw material surcharges, which were a necessary response to increases in steel slab and coil costs and surcharges charged by our steel suppliers.  Ignoring scrap steel purchases, the average cost per ton for steel slabs and coil in the first quarter of 2004 was 25% higher than in the same quarter in 2003.  We will continue to attempt to offset higher steel costs through appropriate prices for our products as we did in the first quarter of 2004.

During the fourth quarter of 2003, we designed a number of programs to lower costs and improve profitability by over $20 million, which included significant operational improvement initiatives and reductions in general and administrative costs.  These programs are being aggressively implemented and in the first quarter of 2004, achieved over $10 million in annualized cost and profitability improvements.

Selling, general and administrative expenses were $11.1 million for the three months ended March 31, 2004, compared to $9.6 million for the same 2003 period, an increase of $1.5 million.  These higher selling, general and administrative expenses were due principally to the inclusion of $0.8 million of costs from Delta Tubular Products (“DTP”) and Delta Tubular International (“DTI”) in the first quarter of 2004, whose results are not included in the same period of 2003; and, to a $0.7 million increase in corporate overhead costs during the first quarter of 2004 compared to the same period in the prior year.

FINANCIAL CONDITION AND LIQUIDITY

We have historically funded our business through our operating activities and by issuing securities.  We believe these sources of funds will provide the liquidity necessary to fund our cash requirements for the remainder of 2004.

The following table summarizes our capital resources ($ in millions):

	For the Quarter Ended March 31,
	2004	2003
Cash and cash equivalents	39.4	133.9
Restricted cash	32.3	—
Working capital	195.1	279.6
Unused credit facility	125.0	100.0

As of March 31, 2004, our cash balance was $39.4 million, compared to $133.9 million at March 31, 2003.  Several transactions that occurred in 2003 had a material impact on our liquidity and capital resources.  During 2003, we paid cash plus acquisition costs for all of the assets of DTP and certain assets of DTI for $14.0 million and $18.9 million, respectively.  In 2003, we put up a cash deposit totaling $32.0 million to collateralize a bond for a breach of contract judgment on appeal.  The value of the bond at March 31, 2004 was $32.3 million, which included $0.3 million in interest income.  These funds are reported in our balance sheet as restricted cash.

Cash provided by operating activities was $10.5 million for the three months ended March 31, 2004, compared to $15.5 million in the same prior year period.  Cash provided by operations in both first quarter 2004 and 2003 was attributed to the reduction in our investment in inventory and increased accounts payable and accrued liabilities.  Accounts receivable increased $28.0 million for the three months ended March 31, 2004.  This increase is attributable to the 40% increase in revenues in the first quarter 2004 compared to first quarter of 2003.

Cash used in investing activities during the three months ended March 31, 2004, totaled $4.6 million compared to $2.4 million in 2003.   Investing activities in both years consisted primarily of payments for capital expenditures, offset in the first quarter of 2003 by proceeds from the sale of property, plant, and equipment of $0.4 million.  Capital expenditures during the first quarter of 2004 consisted primarily of enhancements to our threading and inspection capabilities at our Star Energy Group facilities.

There was no activity in cash flows from financing activities during the three months ended March 31, 2004.  Net cash used in the prior year period was $0.5 million, related to purchases of treasury shares totaling $0.8 million offset by proceeds from the exercise of stock options of $0.3 million.

In December 2003, Lone Star amended and restated its $100 million credit facility to increase the total available borrowings to $125 million.  Borrowings under this facility can be used for general corporate purposes.  Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $1.6 million at March 31, 2004.  This credit facility remains undrawn and the total availability under the credit facility was $123.4 million at March 31, 2004.

We believe that funds generated by operations and borrowing capacity under our revolving credit facility will provide the liquidity necessary to fund cash requirements for the remainder of 2004.

The matters discussed or incorporated by reference in this report on Form 10-Q that are forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand, the regulatory and trade environment, and other risks indicated in other filings with the Securities and Exchange Commission.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

At March 31, 2004, we had contractual cash obligations to repay debt, to make payments under leases, purchase obligations, and commercial commitments in the form of unused lines of credit.  Cash payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period
Contractual Obligations	Total	Less Than One Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Long term debt obligations	$150.0	$—	$—	$—	$150.0
Operating lease obligations	4.4	1.6	2.6	0.2	—
Purchase obligations	15.5	10.9	4.6	—	—
Total Contractual Obligations	$169.9	$12.5	$7.2	$0.2	$150.0

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
	Total	Less Than One Year	1 – 3 Years	3 – 5 Years	More Than Five Years
Unused credit facility	$125.0	$—	$125.0	$—	$—

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lone Star and its subsidiaries do not invest in commodities or foreign currencies.  Lone Star invests in cash equivalents and short-term investments in which the weighted average maturity is less than one year.  Therefore, interest rate risk is not considered to be material.

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk.  There were no borrowings outstanding at March 31, 2004.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency.  Any gains or losses from currency translation have not been material and Lone Star does not hedge foreign currency exposure.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Lone Star’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star.  The Company believes it has fully performed all of its obligations under the acquisition agreement and is vigorously contesting the verdict.  Lone Star has set up a reserve totaling $34.3 million which includes accrued interest of $2.3 million and is included in noncurrent liabilities at March 31, 2004.

During the last five years, Steel has been named as one of a number of defendants in 36 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  To date several of these lawsuits have been settled for approximately $100,000 in the aggregate.  Of the 36 lawsuits, thirteen have been settled or are pending settlement and nine have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

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

Of this total, about $2.3 million relate to claims that are more than the policy deductibles (the “excess claims”), and the remaining $1.3 million relate to claims that are less than the policy deductibles (the “deductible claims”).  TPCIGA is entitled by law to recover from the insured the amount of certain insurance claims paid by it if the insured’s net worth is more than $50 million on December 31 of the year before the insurance carrier became insolvent.  Because Steel’s net worth on December 31, 2001 was more than $50 million, TPCIGA asserts that Steel owes it the $1.6 million for claims paid so far and that it can recover from Steel the estimated future claim payments of about $2.0 million as they are paid.  Steel contends, however, that part of TPCIGA’s claim for reimbursement – the $2.3 million of “excess claims” – is without merit because Steel and its legal counsel believe that the Texas law in question does not apply to workers’ compensation insurance.  Steel intends to defend vigorously against this claim.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	31.1	Certification of Mr. Rhys J. Best pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Mr. Charles J. Keszler pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K filed during the quarter ended March 31, 2004:

Date of Report	Date Filed	Description
January 21, 2004	January 22, 2004	Disclosure of Lone Star’s press release regarding its financial results of the fourth quarter and fiscal year 2003.
February 18, 2004	February 18, 2004	Regulation FD disclosure furnishing information regarding planned presentation to investors.
March 31, 2004	March 31, 2004	Regulation FD disclosure furnishing information regarding planned presentation to investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

		By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated:	May 5, 2004		Vice President and Chief Financial Officer