Form 10-Q
period 2004-06-30
LONE STAR TECHNOLOGIES INC
filed 2004-08-06
CIK 791348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 23, 2004, the number of shares of Common Stock outstanding at $1.00 par value per share was 28,967,401.

LONE STAR TECHNOLOGIES, INC.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Net revenues	$246.2	$141.3	$426.0	$269.4
Cost of goods sold	198.3	137.9	354.9	261.7
Gross profit	47.9	3.4	71.1	7.7
Selling, general and administrative expenses	11.6	10.3	22.7	19.9
Operating income (loss)	36.3	(6.9)	48.4	(12.2)
Interest income	0.2	0.3	0.4	0.7
Interest expense	(4.3)	(3.7)	(8.5)	(7.3)
Other income	1.0	1.2	1.3	2.2
Other expense	(0.1)	(0.1)	(0.2)	(0.4)
Income (loss) before income tax	33.1	(9.2)	41.4	(17.0)
Income tax expense	(0.9)	—	(1.2)	(0.1)
Net income (loss)	$32.2	$(9.2)	$40.2	$(17.1)

Per common share - basic:
Net income (loss) available to common shareholders	$1.13	$(0.32)	$1.41	$(0.60)

Per common share - diluted:
Net income (loss) available to common shareholders	$1.11	$(0.32)	$1.39	$(0.60)

Weighted average shares outstanding:
Basic	28.6	28.4	28.5	28.4
Diluted	29.0	28.4	28.8	28.4

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; $ in millions, except share data)

	June 30, 2004	December 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$50.6	$33.3
Accounts receivable, less allowances of $1.6 and $1.7, respectively	129.4	71.8
Inventories	135.1	152.8
Other current assets	27.9	14.7
Total current assets	343.0	272.6

Investments in debt securities	6.4	—
Property, plant and equipment, net	212.1	220.0
Goodwill	40.9	40.9
Restricted cash	32.4	32.2
Other noncurrent assets	9.2	9.9
Total assets	$644.0	$575.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$83.9	$60.4
Accrued liabilities	30.0	28.0
Total current liabilities	113.9	88.4

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	43.3	44.5
Other noncurrent liabilities	48.6	46.8
Total liabilities	355.8	329.7

Commitments and contingencies (See Note 12)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 28,895,042 and 28,660,903, respectively)	28.9	28.7
Capital surplus	357.5	355.1
Accumulated other comprehensive loss	(32.3)	(32.2)
Accumulated deficit	(63.2)	(103.4)
Treasury stock, at cost (195,958 and 174,107 common shares, respectively)	(2.7)	(2.3)
Total shareholders’ equity	288.2	245.9

Total liabilities and shareholders’ equity	$644.0	$575.6

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; $ in millions)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Cash flows from operating activities:
Net income (loss)	$32.2	$(9.2)	$40.2	$(17.1)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities, net of acquired companies:
Depreciation and amortization	6.9	6.2	13.6	12.2
Non-cash charge for stock compensation	0.3	0.5	0.6	0.5
Net loss (gain) on property disposals and impairments	0.1	—	0.1	(0.4)
Accounts receivable	(29.6)	(10.8)	(57.6)	(16.8)
Inventories	(1.1)	7.9	17.7	18.8
Restricted cash	(0.1)	(32.1)	(0.2)	(32.1)
Accounts payable and accrued liabilities	14.0	(16.5)	25.5	(6.4)
Litigation reserves	0.3	0.3	0.6	0.4
Other assets/liabilities	(6.1)	(2.4)	(13.1)	0.3

Net cash provided (used) in operating activities	16.9	(56.1)	27.4	(40.6)

Cash flows from investing activities:
Capital expenditures	(1.4)	(2.5)	(6.0)	(5.3)
Proceeds from sale of property, plant and equipment	0.7	—	0.7	0.4
Purchase of investments in debt securities	(6.4)	—	(6.4)	—
Cash paid for acquistions, net of cash received	—	(33.9)	—	(33.9)

Net cash used in investing activities	(7.1)	(36.4)	(11.7)	(38.8)

Cash flows from financing activities:
Proceeds from exercise of options	1.7	0.7	1.7	1.0
Purchase of treasury stock	—	—	—	(0.8)

Net cash provided by financing activities	1.7	0.7	1.7	0.2

Effect of foreign exchange rate changes on cash	(0.3)	0.4	(0.1)	1.2

Net increase (decrease) in cash and cash equivalents	11.2	(91.4)	17.3	(78.0)
Cash and cash equivalents, beginning of period	39.4	133.9	33.3	120.5
Cash and cash equivalents, end of period	$50.6	$42.5	$50.6	$42.5

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 2004 and the cash flows and the results of operations for the three- and six-months ended June 30, 2004 and 2003.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2003.  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  Certain reclassifications of prior period amounts have been made to conform to the current period presentation.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2003.  In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

Lone Star uses estimates and assumptions required for preparation of the financial statements.  These estimates are primarily based on historical experience and business knowledge and are revised as circumstances change.  However, actual results could differ from the estimates.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market value.  Cost is determined using the last-in, first-out (“LIFO”) method for approximately 85% and 90% of the Company’s total current inventories after LIFO reserve at June 30, 2004 and December 31, 2003, respectively.  The cost of remaining inventories is determined using the first-in, first-out (“FIFO”) method.  Inventories include raw materials, labor, overhead, and certain supplies.  The components of inventory at June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003
Raw materials	$45.7	$55.4
Work-in-process	86.9	66.9
Finished goods	60.4	55.0
Materials, supplies and other	22.7	22.6
Total inventories before LIFO valuation reserve	215.7	199.9
Reserve to reduce inventories to LIFO value	(78.1)	(44.1)
Total inventories	137.6	155.8
Amount included in other noncurrent assets	(2.5)	(3.0)
Inventories, current	$135.1	$152.8

NOTE 3 – STOCK-BASED COMPENSATION PLANS

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

Had compensation cost been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$32.2	$(9.2)	$40.2	$(17.1)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0.3	0.5	0.6	0.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.0)	(2.2)	(3.8)	(3.9)

Pro forma net income (loss)	$30.5	$(10.9)	$37.0	$(20.5)

Basic earnings (loss) per share
as reported	$1.13	$(0.32)	$1.41	$(0.60)
pro forma	$1.07	$(0.38)	$1.30	$(0.72)
Diluted earnings (loss) per share
as reported	$1.11	$(0.32)	$1.39	$(0.60)
pro forma	$1.05	$(0.38)	$1.28	$(0.72)

NOTE 4 – INVESTMENTS IN DEBT SECURITIES

Lone Star accounts its investments in debt securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Under SFAS No. 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value at June 30, 2004.  The weighted average maturity of the Company’s investments in debt securities is approximately 1.8 years at June 30, 2004.  At June 30, 2004, our investments in debt securities were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency Notes	$6.4	$—	$—	$6.4

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill identified with Lone Star’s oilfield segment resulted from the acquisitions of Lone Star Steel (“Steel”), Bellville Tube Company (“Bellville”), Delta Tubular Processing (“DTP”), and Delta Tubular International (“DTI”).  Goodwill identified with Lone Star’s specialty tubing segment resulted from the acquisition of Fintube Technologies, Inc. (“Fintube”).  Goodwill is tested for impairment annually during the fourth quarter by each reporting unit, or on an interim basis between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  Other intangible assets that are subject to amortization are amortized on a straight-line basis over their respective estimated useful lives of four to ten years.

Goodwill allocated to the oilfield and specialty tubing segments was $13.7 million and $27.2 million, respectively, at both June 30, 2004 and December 31, 2003.  There were no changes in the carrying amount of goodwill during the three- and six-month periods ended June 30, 2004.

The components of intangible assets were as follows:

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$1.3	$(0.8)	$1.3	$(0.7)
Other	0.5	(0.3)	0.5	(0.3)
	$1.8	$(1.1)	$1.8	$(1.0)

Amortization expense related to intangible assets, other than goodwill, was $0.1 million for both three-month periods ended June 30, 2004 and 2003, and $0.1 million and $0.2 million for the six-month periods ended June 30, 2004 and 2003, respectively.

Estimated future amortization expense related to intangible assets at June 30, 2004 is as follows:

Fiscal year:

2004 (Remaining 6 months)	$0.2
2005	0.1
2006	0.1
2007	0.1
2008	0.1
Thereafter	0.1

Total	$0.7

NOTE 6 – EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net earnings (loss) attributable to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation.  Lone Star had a net loss for the three- and six-months ended June 30, 2003 and the effect of including dilutive securities in earnings per share would have been anti-dilutive.  At June 30, 2003, options to purchase 0.3 million common shares were excluded from the calculation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month period ended June 30, 2004:

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
Numerator:
Net income	$32.2	$40.2

Denominator:
Weighted average shares outstanding-basic	28.6	28.5
Effect of dilutive stock options	0.4	0.3

Weighted average shares - diluted	29.0	28.8

Net income per share - basic	$1.13	$1.41

Net income per share - diluted	$1.11	$1.39

NOTE 7 – PRODUCT WARRANTIES

Lone Star’s products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, or loss of production.  The Company warrants its products to meet certain specifications.  Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims.  The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims.  The Company considers the extent of insurance coverage in its estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period-to-period.  However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve.  The following table identifies changes in warranty reserves for the six months ended June 30, 2004 and 2003:

	For the Six Months Ended June 30,
	2004	2003
Balance at beginning of period	$2.4	$2.1
Add: accruals for warranties during the period	0.7	0.8
Accruals related to pre-existing warranties and changes in estimates	—	0.3
Deduct: settlements made during the period	(0.8)	(0.8)
Balance at end of period	$2.3	$2.4

NOTE 8 – TREASURY SHARES

Under a previous Board of Directors authorization of a stock buy-back program, a total of 160,600 shares at a cost of $2.0 million, or a weighted average price of $12.61, were repurchased as treasury shares.  The additional shares held at June 30, 2004 and December 31, 2003 result from the Company’s withholding of an equivalent number of shares for Federal taxes related to the Company’s long-term incentive employee benefit plan.  The 195,958 and 174,107 treasury shares held as of June 30, 2004 and December 31, 2003, respectively, are reported at their acquired cost.

NOTE 9 – BUSINESS SEGMENTS DATA

The following table presents segment information.  The “Corporate/Other” column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Quarter ended June 30, 2004
Revenues	$176.3	$45.3	$24.6	$—	$246.2
Segment operating income (loss)	30.8	0.6	6.9	(2.0)	36.3
Depreciation and amortization	4.0	2.5	0.3	0.1	6.9
Total assets	364.8	156.7	24.3	98.2	644.0
Capital expenditures	1.0	0.3	—	0.1	1.4

Quarter ended June 30, 2003
Revenues	$98.0	$32.1	$11.2	$—	$141.3
Segment operating income (loss)	(1.1)	(3.4)	(0.6)	(1.8)	(6.9)
Depreciation and amortization	3.9	2.1	0.2	—	6.2
Total assets	311.3	180.8	17.8	84.3	594.2
Capital expenditures	1.8	0.7	—	—	2.5

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total

Six months ended June 30, 2004
Revenues	$308.5	$75.7	$41.8	$—	$426.0
Segment operating income (loss)	46.5	(1.8)	7.6	(3.9)	48.4
Depreciation and amortization	8.2	4.8	0.5	0.1	13.6
Total assets	364.8	156.7	24.3	98.2	644.0
Capital expenditures	5.4	0.5	—	0.1	6.0

Six months ended June 30, 2003
Revenues	$178.5	$66.6	$24.3	$—	$269.4
Segment operating income (loss)	(2.2)	(6.4)	(0.2)	(3.4)	(12.2)
Depreciation and amortization	7.3	4.4	0.5	—	12.2
Total assets	311.3	180.8	17.8	84.3	594.2
Capital expenditures	3.0	2.3	—	—	5.3

NOTE 10 – DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit expense for the three- and six-month periods ended June 30, 2004 and 2003 are as follows:

	Pension Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$0.3	$0.3	$0.5	$0.5
Interest cost	1.4	1.5	2.9	2.9
Expected return on plan assets	(1.2)	(1.1)	(2.3)	(2.1)
Amortization of prior service cost	—	—	0.1	0.1
Recognized net actuarial loss	0.8	0.7	1.6	1.3
Net periodic benefit expense	$1.3	$1.4	$2.7	$2.8

	Other Post-Retirement Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.2	0.3	0.4	0.5
Net periodic benefit expense	$0.3	$0.4	$0.6	$0.8

NOTE 11 – RESTRICTED CASH

At June 30, 2004, the Company had restricted cash of $32.4 million related to a cash deposit that collateralizes a bond for a breach of contract judgment on appeal.  See Note 12 – Commitments and Contingencies.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2004, the Company had long-term purchase commitments totaling $14.7 million to acquire natural gas at specified minimum volumes and at fixed prices through September 2005.

Cargill Litigation

On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star.  Lone Star believes it has fully performed all of its obligations under the acquisition agreement and appealed the judgment.  On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment.  Lone Star has asked the Minnesota Supreme Court to review the Court of Appeals’ decision.  Lone Star has set up a reserve totaling $34.7 million which includes accrued interest of $2.7 million and is included in noncurrent liabilities at June 30, 2004.

Asbestos Litigation

During the last five years, Steel has been named as one of a number of defendants in 37 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.

To date several of these lawsuits have been settled for approximately $100,000 in the aggregate.  Of the 37 lawsuits, thirteen have been settled or are pending settlement and ten have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Other Litigation

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in six lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Two of these lawsuits have been dismissed.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).  In addition, Zink LLC has been named in nine lawsuits in which the plaintiffs, one of whom has mesothelioma, allege exposure to asbestos in Zink’s products (two of these have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater.  Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s.  Koch is seeking indemnification from Lone Star with respect to these eleven lawsuits.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.  Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

Steel’s workers’ compensation insurance was with one insurance carrier from 1992 through 2001.  In March 2002, that carrier was declared insolvent and placed in receivership.  Since then, the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) has been paying the insolvent carrier’s obligations under those insurance policies, as required by Texas law.  Through June 30, 2004, TPCIGA had paid $1.7 million in claims under those policies, and it estimates that it will pay an additional $2.5 million in claims over the next few years, for an estimated total of $4.2 million.

Of this total, about $2.9 million relate to claims that are more than the policy deductibles (the “excess claims”), and the remaining $1.3 million relate to claims that are less than the policy deductibles (the “deductible claims”).  TPCIGA asserts that it is entitled by law to recover from the insured the amount of certain insurance claims paid by it if the insured’s net worth is more than $50 million on December 31 of the year before the insurance carrier became insolvent.  Because Steel’s net worth on December 31, 2001 was more than $50 million, TPCIGA contends that Steel owes it the $1.7 million for claims paid so far and that it can recover from Steel the estimated future claim payments of about $2.5 million as they are paid.  Steel contends, however, that part of TPCIGA’s claim for reimbursement – the $2.9 million of “excess claims” – is without merit because Steel and its legal counsel believe that the Texas law in question does not apply to workers’ compensation insurance.  Steel intends to defend vigorously against this claim.

Steel believes that it is most likely liable for the estimated $1.3 million of deductible claims, but Steel contends that this potential liability is reduced by a $0.9 million deposit that Steel paid to the insurance carrier before its impairment.  This offset is being contested by TPCIGA.  Steel is uncertain how much, if any, of the deposit is recoverable from the receiver, and it is difficult to evaluate Steel’s deductible reimbursement defense since it involves the interpretation of a statute that would be a case of first impression.  Therefore, Steel has not recognized a liability in the balance sheet for the estimated $2.9 million of TPCIGA past and future payments of excess claims.  It also has not recognized a liability in the event that Steel is unable to either recover or offset the $0.9 million deposit amount.

Management of Lone Star and its operating companies, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that these matters and other lawsuits and controversies which are not discussed herein will have a material adverse effect on the results of operations, financial condition or cash flows of Lone Star and its subsidiaries.

Lone Star’s operations are subject to numerous environmental laws.  The Company believes that adequate accruals have been made related to all known environmental matters and that any amounts reasonably possible of being incurred for environmental liabilities in excess of amounts accrued are not expected to have a significant impact on its financial position, results of operations, or its cash flows.

NOTE 13 – GUARANTOR SUBSIDIARIES

In 2001, the Company issued $150.0 million 9% senior subordinated notes due June 1, 2011 (the “Senior Notes”).  The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the “Guarantor Subsidiaries”) other than Aletas y Birlos, S.A. de C.V. (the “Non-Guarantor Subsidiary”).  Each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly-owned by the Company.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AT JUNE 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Cash and cash equivalents	$50.3	$0.2	$0.1	$—	$50.6
Accounts receivable, net	14.6	131.7	0.2	(17.1)	129.4
Inventories	—	134.4	0.7	—	135.1
Other current assets	1.2	26.0	0.7	—	27.9
Total current assets	66.1	292.3	1.7	(17.1)	343.0

Investment in subsidiaries	282.9	—	—	(282.9)	—
Investments in debt securities	6.4	—	—	—	6.4
Property, plant and equipment, net	0.3	210.3	1.5	—	212.1
Goodwill, net	3.5	37.4	—	—	40.9
Other noncurrent assets	119.7	4.8	0.3	(83.2)	41.6
Total assets	$478.9	$544.8	$3.5	$(383.2)	$644.0

Accounts payable	$0.7	$91.0	$9.3	$(17.1)	$83.9
Accrued liabilities	2.5	27.2	0.3	—	30.0
Total current liabilities	3.2	118.2	9.6	(17.1)	113.9

Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	37.5	137.6	—	(83.2)	91.9
Total liabilities	190.7	255.8	9.6	(100.3)	355.8
Total shareholders’ equity	288.2	289.0	(6.1)	(282.9)	288.2
Total liabilities & equity	$478.9	$544.8	$3.5	$(383.2)	$644.0

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$33.0	$0.3	$—	$—	$33.3
Accounts receivable, net	7.4	65.4	0.6	(1.6)	71.8
Inventories	—	152.2	0.6	—	152.8
Other current assets	4.2	10.0	0.5	—	14.7
Total current assets	44.6	227.9	1.7	(1.6)	272.6

Investment in subsidiaries	238.4	—	—	(238.4)	—
Property, plant, and equipment, net	0.2	218.3	1.5	—	220.0
Goodwill	3.5	37.4	—	—	40.9
Other noncurrent assets	147.1	5.1	0.2	(110.3)	42.1
Total assets	$433.8	$488.7	$3.4	$(350.3)	$575.6

Liabilities & Shareholders’ Equity
Accounts payable	$0.2	$53.2	$8.6	$(1.6)	$60.4
Accrued liabilities	1.7	25.9	0.4	—	28.0
Total current liabilities	1.9	79.1	9.0	(1.6)	88.4

Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	36.0	165.6	—	(110.3)	91.3
Total liabilities	187.9	244.7	9.0	(111.9)	329.7
Total shareholders’ equity	245.9	244.0	(5.6)	(238.4)	245.9
Total liabilities & equity	$433.8	$488.7	$3.4	$(350.3)	$575.6

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$257.6	$0.6	$(12.0)	$246.2
Cost of goods sold	—	209.2	1.1	(12.0)	198.3
Gross profit (loss)	—	48.4	(0.5)	—	47.9
Selling, general and administrative	2.0	9.5	0.1	—	11.6
Operating income (loss)	(2.0)	38.9	(0.6)	—	36.3

Equity in subsidiaries’ income (loss)	38.7	—	—	(38.7)	—
Interest income	0.2	—	—	—	0.2
Interest expense	(3.9)	(0.4)	—	—	(4.3)
Other income (expense), net	0.1	0.7	0.1	—	0.9
Income (loss) before income taxes	33.1	39.2	(0.5)	(38.7)	33.1
Income tax (expense) benefit	(0.9)	—	—	—	(0.9)
Net income (loss)	$32.2	$39.2	$(0.5)	$(38.7)	$32.2

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$148.0	$1.4	$(8.1)	$141.3
Cost of goods sold	—	144.6	1.4	(8.1)	137.9
Gross profit	—	3.4	—	—	3.4
Selling, general and administrative	1.7	8.5	0.1	—	10.3
Operating income (loss)	(1.7)	(5.1)	(0.1)	—	(6.9)

Equity in subsidiaries’ income (loss)	(4.4)	—	—	4.4	—
Interest income	0.3	—	—	—	0.3
Interest expense	(3.7)	—	—	—	(3.7)
Other income (expense), net	0.3	0.7	(0.4)	0.5	1.1
Income (loss) before income taxes	(9.2)	(4.4)	(0.5)	4.9	(9.2)
Income tax (expense) benefit	—	—	—	—	—
Net income (loss)	$(9.2)	$(4.4)	$(0.5)	$4.9	$(9.2)

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$445.9	$2.5	$(22.4)	$426.0
Cost of goods sold	—	374.4	2.9	(22.4)	354.9
Gross profit (loss)	—	71.5	(0.4)	—	71.1
Selling, general and administrative	3.9	18.6	0.2	—	22.7
Operating income (loss)	(3.9)	52.9	(0.6)	—	48.4

Equity in subsidiaries’ income (loss)	52.5	—	—	(52.5)	—
Interest income	0.4	—	—	—	0.4
Interest expense	(7.8)	(0.7)	—	—	(8.5)
Other income (expense), net	0.2	0.8	0.1	—	1.1
Income (loss) before income taxes	41.4	53.0	(0.5)	(52.5)	41.4
Income tax (expense) benefit	(1.2)	—	—	—	(1.2)
Net income (loss)	$40.2	$53.0	$(0.5)	$(52.5)	$40.2

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$281.8	$2.8	$(15.2)	$269.4
Cost of goods sold	—	274.5	2.7	(15.5)	261.7
Gross profit	—	7.3	0.1	0.3	7.7
Selling, general and administrative	3.3	16.3	0.3	—	19.9
Operating income (loss)	(3.3)	(9.0)	(0.2)	0.3	(12.2)

Equity in subsidiaries’ income (loss)	(7.5)	—	—	7.5	—
Interest income	0.7	—	—	—	0.7
Interest expense	(7.3)	—	—	—	(7.3)
Other income (expense), net	0.4	2.3	(0.9)	—	1.8
Income (loss) before income taxes	(17.0)	(6.7)	(1.1)	7.8	(17.0)
Income tax (expense) benefit	(0.1)	—	—	—	(0.1)
Net income (loss)	$(17.1)	$(6.7)	$(1.1)	$7.8	$(17.1)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(7.2)	$34.4	$0.2	$—	$27.4
Cash flows from investing activities:			—
Capital expenditures	—	(6.0)	—	—	(6.0)
Proceeds from sale of PP&E	—	0.7	—	—	0.7
Purchase of investments in debt securities	(6.4)	—	—	—	(6.4)
Net cash provided by (used in) investing activities	(6.4)	(5.3)	—	—	(11.7)
Cash flows from financing activities:
Advances from parent	27.2	(27.2)	—	—	—
Proceeds from exercise of options	1.7	—	—	—	1.7
Dividends paid to parent	2.0	(2.0)	—	—	—
Purchase of treasury stock	—	—	—	—	—
Net cash provided by (used in) financing activities	30.9	(29.2)	—	—	1.7
Effect of exchange rate changes	—	—	(0.1)	—	(0.1)
Net change in cash	17.3	(0.1)	0.1	—	17.3
Cash beginning balance	33.0	0.3	—	—	33.3
Cash ending balance	$50.3	$0.2	$0.1	$—	$50.6

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(40.2)	$0.2	$(0.6)	$—	$(40.6)
Cash flows from investing activities:
Capital expenditures	(0.1)	(5.1)	(0.1)	—	(5.3)
Proceeds from sale of PP&E	—	0.4	—	—	0.4
Cash paid for acquisitions, net	(33.9)	—	—	—	(33.9)
Net cash provided by (used in) investing activities	(34.0)	(4.7)	(0.1)	—	(38.8)
Cash flows from financing activities:
Advances from parent	(6.7)	6.6	0.1	—	—
Proceeds from exercise of options	1.0	—	—	—	1.0
Dividends paid to parent	1.5	(1.5)	—	—	—
Purchase of treasury stock	(0.8)	—	—	—	(0.8)
Net cash provided by (used in) financing activities	(5.0)	5.1	0.1	—	0.2
Effect of exchange rate changes	—	0.3	0.9	—	1.2
Net change in cash	(79.2)	0.9	0.3	—	(78.0)
Cash beginning balance	119.3	1.0	0.2	—	120.5
Cash ending balance	$40.1	$1.9	$0.5	$—	$42.5

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Lone Star Technologies, Inc., a Delaware corporation, is a leading domestic manufacturer and marketer of premium welded “oil country tubular goods”, or “OCTG”, which are steel tubular products used in the completion and production of oil and natural gas wells. We are a major manufacturer and marketer of line pipe, which is used in the gathering and transmission of oil and natural gas.  We are a leading supplier of premium thermal treating, end finishing, inspection, and logistics services to the oilfield industry.  We are also one of the largest domestic manufacturers of high quality couplings used to connect individual sections of oilfield casing and tubing.  In addition, we are a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural, and heat recovery technology applications.  We also sell oil country tubular goods and line pipe produced by other companies through exclusive marketing arrangements.  Lone Star began producing and marketing oil country tubular goods and other tubular products over fifty years ago.  As used in this report, the terms “we,” “us”, “our”, and “Lone Star” refer to Lone Star Technologies, Inc. and its subsidiaries unless the context indicates otherwise.

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

Demand for our oilfield products in the second quarter of 2004 continued the momentum gained from the first quarter of 2004 as the prices of crude oil and natural gas continued to rise, while domestic production of oil declined and domestic production of natural gas remained unchanged.  The average price per barrel of West Texas Intermediate (WTI) for the second quarter of 2004 was $38.30 compared to $35.34 and $28.86 for the first quarter of 2004 and second quarter of 2003, respectively.  The natural gas spot price at the Henry Hub averaged $6.10 per mmbtu in the second quarter of 2004 compared to $5.61 and $5.64 for the first quarter of 2004 and second quarter of 2003, respectively.

Oil and Natural Gas Price

(Monthly Average)

Source:  Wall Street Journal

The steady increase in oil and natural gas prices has continued to motivate exploration and production companies to expand their drilling programs as evidenced by the number of active rigs reported by Baker-Hughes.  According to Baker-Hughes, active domestic rigs averaged 1,166 in the second quarter of 2004 compared to an average of 1,122 rigs during the first quarter of 2004 and an average of 1,028 rigs in the second quarter of 2003.  The domestic active rig count ended the second quarter of 2004 at 1,201 rigs.

We believe that these factors will continue and near-term demand for our oilfield products and services will remain favorable.

Baker Hughes North American Rig Count

(Monthly Average)

Source:  Baker Hughes Incorporated

The improvement in the domestic economy has increased general industrial demand for our specialty tubing products.  Both revenues and shipments of specialty tubing products were higher in the three- and six-month periods ended June 30, 2004 compared to the same periods in 2003.  Revenues of $45.3 million were 49% higher in the second quarter of 2004 compared to the first quarter of 2004.    We believe that near-term demand for our specialty tubing products will benefit from the continued improvement in the general domestic economy in 2004.

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

RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended June 30,
	2004		2003
	$	%	$	%
Oilfield	176.3	72	98.0	69
Specialty tubing	45.3	18	32.1	23
Flat rolled steel and other	24.6	10	11.2	8

Consolidated net revenues	246.2	100	141.3	100

	For the Six Months Ended June 30,
	2004		2003
	$	%	$	%
Oilfield	308.5	72	178.5	66
Specialty tubing	75.7	18	66.6	25
Flat rolled steel and other	41.8	10	24.3	9

Consolidated net revenues	426.0	100	269.4	100

Shipments of products are as follows:

	For the Quarter Ended June 30,
	2004		2003
	Tons	%	Tons	%
Oilfield	148,100	66	134,000	69
Specialty tubing	30,100	13	27,300	14
Flat rolled steel and other	46,800	21	33,600	17

Total shipments	225,000	100	194,900	100

	For the Six Months Ended June 30,
	2004		2003
	Tons	%	Tons	%
Oilfield	295,200	67	251,400	66
Specialty tubing	56,700	13	56,400	15
Flat rolled steel and other	88,800	20	70,400	19

Total shipments	440,700	100	378,200	100

Total consolidated revenues of $246.2 and $426.0 million for the three and six-month periods ended June 30, 2004 represents an increase of 74% and 58%, respectively, compared to the same periods in 2003 due principally to increased average pricing and to increased demand for our products.

Oilfield Products

Our oilfield products segment comprised 72% of total revenues in the first six months of 2004.  Revenues from this segment increased by 80% and 73% for the three- and six-month periods ended June 30, 2004 over the same periods in the prior year, and increased by 33% over the first quarter of 2004.  The average selling price of our oilfield products increased 63% in the second quarter of 2004 compared to the same period in 2003, and increased 47% for the first half of 2004 compared to the first half of 2003.  Shipments of OCTG increased 11% in the second quarter of 2004 compared to the second quarter of 2003 and were up 17% for the first half of 2004 compared to the first half of 2003, principally due to increased demand for casing and tubing combined with continuing low industry-wide inventory levels at approximately 4-1/2 months supply.  We believe that distributors remain cautious with respect to inventory purchases due to rapidly increasing OCTG prices.

Average price increases represented 79% and 65% of the increase in oilfield product revenues for the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003.  Likewise, the increase in shipment volumes represented 21% and 35% of the increase in oilfield product revenues during these periods.

All OCTG average prices were higher in the second quarter of 2004 compared to the first quarter of 2004, with carbon grades up 36% on average and alloy grades up 33% on average.  For the first six months of 2004, OCTG average prices were 46% higher than in the first six months of 2003.  Revenues from line pipe sales were up 18% in the second quarter of 2004 compared to the first quarter of 2004 on 40% higher average selling prices reduced by 16% lower shipment volumes.  Line pipe comprised approximately 20% and 22% of total oilfield product shipment volume in the second quarter and first half of 2004, respectively.  The increases in average pricing are attributable to the significantly higher raw material costs incurred by us, principally steel and natural gas.  In the second quarter of 2004, the average costs of steels coils and steel slabs was up 47% and 37%, respectively, from the first quarter of 2004, and up 90% and 51%, respectively, from the second quarter of 2003.  For the first six months of 2004, the average costs of steel coils and steel slabs was 58% and 47% higher than in the first half of 2003.  We expect the global steel markets to remain tight in the near term.

The average cost of steel scrap continued to impact domestic slab and coil costs throughout 2004.  For the first six months of 2004, our cost per ton of purchased scrap was 75% higher than in the first six months of 2003.  At June 30, 2004, the price per ton of Consumer #1 Bushling scrap was $250 compared to $140 per ton at June 30, 2003.  We will continue to maximize our steel sourcing flexibility between steel scrap, slabs, coils, and tubular products from our alliance mills to help ensure that our customers’ deliveries are met.  As we proceed into the second half of 2004, our oilfield products will be priced to reflect raw material cost changes and availability, and the core demand as appropriate.

Specialty Tubing Products

Specialty tubing product revenues were up 41% and 14% for the three- and six-month periods ended June 30, 2004 compared to the same periods in 2003, and shipment volumes increased 10% and 1% over the same comparative periods as continued improvement in the general industrial economy has spurred demand for our specialty tubing products. Of the $13.2 million and $9.1 million increase in specialty tubing product revenues for the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in 2003, $9.0 million and $8.7 million, respectively, was due to average price increases, and $4.2 million and $0.4 million, respectively, was due to increases in shipment volumes.

Precision mechanical tubing was 76% of total specialty tubing products revenues in the second quarter of 2004.  Similar to our oilfield products, we have implemented surcharges and base price increases for our precision mechanical tubular products related to higher steel costs and increasing demand.  Our average selling prices for these products increased approximately 27% in the second quarter of 2004 compared to the second quarter of 2003, and increased 13% on average for the first six months of 2004 compared to the first six months of 2003.

Revenues from heat recovery tubular goods and related products, which were approximately 24% of our specialty tubing segment in the second quarter of 2004, were up 13% in the second quarter of 2004 compared to the second quarter of 2003 as demand for engineered heat recovery products such as fuel economizers began to pick-up during the quarter.  Revenues from these products were up 27% from the first quarter of 2004.

Flat Rolled Steel and Other

Revenues from flat rolled steel and other revenues increased to $24.6 million for the second quarter of 2004, a 120% increase over the second quarter of 2003.   For the first half of 2004, revenues from this segment were up 72% compared to the first six months of 2003 related to strong demand and the continuing tight domestic steel supply.  Average pricing was up 58% and 36% for the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in the prior year.  Shipment volumes were up 39% and 26% for the three- and six-month periods ended June 30, 2004, respectively, compared to the same periods in the prior year.

Other Operating Analysis

The gross profit for the three- and six-month periods ended June 30, 2004 was $47.9 million and $71.1 million, respectively, compared to $3.4 million and $7.7 million for the same 2003 periods.  The increased gross profit was principally due to increased average selling prices and to increased shipment volumes which absorbed a larger amount of fixed and semi-fixed costs over greater units of production.  Our success in raising prices, which were necessary responses to increases in steel slab and coil costs and surcharges charged by our steel suppliers, have resulted in first half 2004 average selling prices increasing by 47%, 13%, and 36% over the first half of 2003 in our oilfield, specialty tubing, and flat rolled and other segments, respectively.

Consistent with the increase in active rig counts, which reached 1,201 rigs at the end of the second quarter of 2004 compared to 1,074 rigs at the end of same period in the prior year, increasing demand for our oilfield products has resulted in 11% and 17% increases in shipment tonnage for the three- and six-month periods ended June 30, 2004 compared to the same periods in the prior year.  These volume increases along with increased shipment volumes in our other reporting segments resulted in a greater portion of fixed and semi-fixed operating costs being absorbed over greater units of production, thus lowering their proportional impact on total cost of goods sold and improving gross margins.

Operating results for the three- and six-month periods ended June 30, 2004 included operating income of $36.3 million and $48.4 million, respectively, compared to operating losses of $6.9 million and $12.2 million for the same periods in 2003, due principally to substantially improved gross margins discussed above and to keeping selling, general and administrative expenses relatively stable compared to our revenue and operational growth.  Selling, general and administrative (“SG&A”) expenses were approximately 13% and 14% higher in the three- and six-

month periods ended June 30, 2004 compared to the same periods in the prior year.  These higher SG&A expenses were due principally to the inclusion of $1.4 million of SG&A costs from Delta Tubular Products (“DTP”) and Delta Tubular International (“DTI”) for the three-month period ended June 30, 2004, whereas results in the same periods of 2003 included only two month’s expenses of DTP and only one month of DTI’s expense, or $0.4 million combined, from their respective dates of acquisition in 2003.  For the first six months of 2004, SG&A expenses at DTP and DTI totaled $2.2 million.

As a percentage of total consolidated revenues, SG&A expenses declined from 7% of revenues to 5% for both three- and six-month periods ended June 30, 2004 compared to the same periods in the prior year.  This was due to rapidly increasing revenues and also to a lesser extent our programs to lower costs and improve profitability by over $20 million on an annualized basis, which included significant operational improvement initiatives, reductions in general administrative costs and other overhead cost reductions.  These programs continue to be aggressively implemented and in the first six months of 2004, have achieved over $15 million in expected annualized cost and profitability improvements.

The increase in interest expense for the three- and six-month periods ended June 30, 2004 compared to the same periods in the prior year is due principally to increased product financing costs directly related to the increased costs of steel slabs and coils.

FINANCIAL CONDITION AND LIQUIDITY

We have historically funded our business through our operating activities and by issuing securities.  We believe these sources of funds will provide the liquidity necessary to fund our cash requirements for the remainder of 2004.

The following table summarizes our capital resources ($ in millions):

	At June 30,
	2004	2003
Cash and cash equivalents	50.6	42.5
Investments in debt securities	6.4	—

Working capital	229.1	213.0
Unused credit facility	122.5	100.0

As of June 30, 2004, our cash and cash equivalents and investment in debt securities totaled $57.0 million, compared to $42.5 million of only cash and cash equivalents at June 30, 2003.  Our cash and cash equivalents include commercial bank accounts, highly liquid money market instruments issued by corporations, banks and the U.S. government or its agencies, and reset auction mode securities with original maturities of less than three months.  Our investments in debt securities consist of U.S. government and related agency debt obligations with maturities at purchase greater than one year but less than two years.  These investments in debt securities generally earn higher yields than the yields of our cash and cash equivalents.  Our total cash equivalents and investments in debt securities, the combined weighted average maturity of which is less than one year, are classified as held-to-maturity as we have the positive intent and ability to hold them to maturity.  The recorded amount of cash equivalents and investments in debt securities approximates market value at June 30, 2004.

Accounts receivable increased by $57.6 million, or 80%, from December 31, 2003 to June 30, 2004.  This increase is attributable to an 86% increase in revenues for the second quarter of 2004 compared to the fourth quarter of 2003.  Generally, our days sales outstanding (“DSO”) closely correlates with the direction of the general economy and the financial performance and condition of our customers within the oil and gas industry.  As the performance of the economy in general and of the oil and gas industry in particular improves, our DSO typically decreases because our  customers generally are more able to be prompt payers of their accounts payable to us and specifically are more likely to seek to pay earlier to obtain discounts offered for timely payment.  Likewise, when general industrial economic activity declines and the business activity of our customers declines, our DSO generally increases because our customers begin to extend the length of time that they pay their accounts payable to us.  For the three- and six-month periods ended June 30, 2004, our DSO averaged 47.3 days and 48.6 days respectively, compared to 51.3 days and 49.0 days for the same periods in the prior year.  The improvement in our DSO from the prior year is consistent with the improvement in our business and the industries in which we participate.

Inventories at LIFO value decreased by $17.7 million, or 12%, from December 31, 2003 to June 30, 2004 due to an increase of our LIFO reserve.  The increase in our LIFO reserve is due principally to significantly higher raw material costs, namely steel.

During 2003, we paid cash plus acquisition costs for all of the assets of DTP and DTI for $14.2 million and $19.8 million, respectively.  In 2003, we put up a cash deposit totaling $32.0 million to collateralize a bond for a breach of contract judgment on appeal.  The value of the bond at June 30, 2004 was $32.4 million, which includes $0.4 million of interest income.  These funds are reported in our balance sheet as restricted cash.

Cash provided by operating activities was $27.4 million for the six months ended June 30, 2004, compared to cash used of $40.6 million during the same prior year period.  The improvement in operating cash flow in the first half of 2004 was attributable to the significant improvement in our results of operations including net income of $40.2 million; and, to increases in accounts payable and accrued liabilities of $25.5 million, principally related to the timing of our payments to our vendors of raw materials.  Accounts receivable increased by $57.6 million for the six months ended June 30, 2004 attributable to the 58% increase in revenues in the first half of 2004 compared to the same period in 2003.

Cash used in investing activities during the six months ended June 30, 2004, totaled $11.7 million compared to $38.8 million in 2003.  Cash used in the first six months of 2004 is due to the purchase of investments in debt securities totaling $6.4 million and to capital expenditures totaling 6.0 million, primarily related to improvements to our operations and production capabilities within our Star Energy Group.  The increase in cash used for investing during the same period in 2003 was primarily attributable to the acquisitions of DTP and DTI.

Cash flows provided by financing activities for the six months ended June 30, 2004 consisted of $1.7 million in proceeds from the exercise of stock options.  Net cash provided for the same period in the prior year period was $0.2 million, related to purchases of treasury shares totaling $0.8 million offset by proceeds from the exercise of stock options of $1.0 million.

In December 2003, Lone Star amended and restated its $100 million credit facility to increase the total available borrowings to $125 million.  Borrowings under this facility can be used for general corporate purposes.  Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $2.5 million at June 30, 2004.  This credit facility remains undrawn and the total availability under the credit facility was $122.5 million at June 30, 2004.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

We do not have any off-balance sheet arrangements as defined by SEC rules.  At June 30, 2004, we had contractual cash obligations to repay debt, to make payments under leases, purchase obligations, and commercial commitments in the form of unused lines of credit.  Cash payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Long term debt obligations	$150.0	$—	$—	$—	$150.0
Operating lease obligations	7.9	1.9	4.8	1.2	—
Purchase obligations	14.7	10.8	3.9	—	—
Total Contractual Obligations	$172.6	$12.7	$8.7	$1.2	$150.0

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Unused credit facility	$125.0	$—	$125.0	$—	$—

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lone Star and its subsidiaries do not invest in commodities or foreign currencies.  Lone Star invests in cash equivalents and debt securities in which the aggregate weighted average maturity is less than one year.  We account for these investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  U.S. government agency notes with maturities that are more than one year but less than two years are considered investments in debt securities.   Our investments in debt securities are classified as held-to-maturity and carried at amortized cost.  Our investments are subject to interest rate risk, which is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates.  Because our weighted average maturity is less than one year, interest rate risk is not considered to be material.

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk.  There were no borrowings outstanding at June 30, 2004.

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

PART II – OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star.  Lone Star believes it has fully performed all of its obligations under the acquisition agreement and appealed the judgment.  On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment.  Lone Star has asked the Minnesota Supreme Court to review the Court of Appeals’ decision.  Lone Star has set up a reserve totaling $34.7 million which includes accrued interest of $2.7 million and is included in noncurrent liabilities at June 30, 2004.

During the last five years, Steel has been named as one of a number of defendants in 37 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  To date several of these lawsuits have been settled for approximately $100,000 in the aggregate.  Of the 37 lawsuits, thirteen have been settled or are pending settlement and ten have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in six lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Two of these lawsuits have been dismissed.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).  In addition, Zink LLC has been named in nine lawsuits in which the plaintiffs, one of whom has mesothelioma, allege exposure to asbestos in Zink’s products (two of these have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater.  Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s.  Koch is seeking indemnification from Lone Star with respect to these eleven lawsuits.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.  Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

Steel’s workers’ compensation insurance was with one insurance carrier from 1992 through 2001.  In March 2002 that carrier was declared insolvent and placed in receivership.  Since then, the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) has been paying the insolvent carrier’s obligations under those insurance policies, as required by Texas law.  Through June 30, 2004, TPCIGA had paid $1.7 million in claims under those policies, and it estimates that it will pay an additional $2.5 million in claims over the next few years, for an estimated total of $4.2 million.

Of this total, about $2.9 million relate to claims that are more than the policy deductibles (the “excess claims”), and the remaining $1.3 million relate to claims that are less than the policy deductibles (the “deductible claims”).  TPCIGA asserts that it is entitled by law to recover from the insured the amount of certain insurance claims paid by it if the insured’s net worth is more than $50 million on December 31 of the year before the insurance carrier became insolvent.  Because Steel’s net worth on December 31, 2001 was more than $50 million, TPCIGA contends that Steel owes it the $1.7 million for claims paid so far and that it can recover from Steel the estimated future claim payments of about $2.5 million as they are paid.  Steel contends, however, that part of TPCIGA’s claim for reimbursement – the $2.9 million of “excess claims” – is without merit because Steel and its legal counsel believe that the Texas law in question does not apply to workers’ compensation insurance.  Steel intends to defend vigorously against this claim.

Steel believes that it is most likely liable for the estimated $1.3 million of deductible claims, but Steel contends that this potential liability is reduced by a $0.9 million deposit that Steel paid to the insurance carrier before its impairment.  This offset is being contested by TPCIGA.  Steel is uncertain how much, if any, of the deposit is recoverable from the receiver, and it is difficult to evaluate Steel’s deductible reimbursement defense since it involves the interpretation of a statute that would be a case of first impression.  Therefore, Steel has not recognized a liability in the balance sheet for the estimated $2.9 million of TPCIGA past and future payments of excess claims.  It also has not recognized a liability in the event that Steel is unable to either recover or offset the $0.9 million deposit amount.

Our operations are subject to numerous environmental laws.  We believe that adequate accruals have been made related to all known environmental matters and that any amounts reasonably possible of being incurred for environmental liabilities in excess of amounts accrued are not expected to have a significant impact on our financial position, results of operations, or our cash flows.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of the registrant was held on May 4, 2004.  At that meeting two proposals were voted on:  the election of two directors and the adoption of the 2004 Long-Term Incentive Plan.  Robert L. Keiser and Thomas M. Mercer, Jr. were elected directors of the registrant and received affirmative votes of 24,938,752 and 24,938,817, respectively, and negative votes of 958,916 and 958,851, respectively.  Other directors of the registrant include Rhys J. Best, Frederick B. Hegi, Jr., Robert Kelley, M. Joseph McHugh, Alfred M.

Micallef and Jerry E. Ryan, whose terms of office continued after the meeting.  The 2004 Long-Term Incentive Plan was approved by an affirmative vote of 14,312,221 with 7,093,906 shares voted against and 1,003,178 shares abstaining.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

10.1(h)            2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement of Lone Star filed on March 19, 2004).*

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

32                                    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Management contract or compensatory plan or arrangement.

(b)                                 Reports on Form 8-K filed during the quarter ended June 30, 2004:

Date of Report	Date Filed	Description
April 15, 2004	April 16, 2004	Disclosure of Lone Star’s press release regarding its financial results for the first quarter of 2004.
April 16, 2004	April 16, 2004	Regulation FD disclosure furnishing information regarding planned presentation to investors.
June 1, 2004	June 2, 2004	Announcing decision of Minnesota Court of Appeals regarding Cargill litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated: August 6, 2004		Vice President and Chief Financial Officer