Form 10-Q
period 2004-09-30
LONE STAR TECHNOLOGIES INC
filed 2004-10-27
CIK 791348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 15, 2004, the number of shares of Common Stock outstanding at $1.00 par value per share was 29,036,783.

LONE STAR TECHNOLOGIES, INC.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenues	$272.2	$132.0	$698.2	$401.4
Cost of goods sold	230.8	134.4	585.7	396.1
Gross profit (loss)	41.4	(2.4)	112.5	5.3
Selling, general and administrative expenses	10.8	11.1	33.5	31.0
Operating income (loss)	30.6	(13.5)	79.0	(25.7)
Interest income	0.8	0.2	1.2	0.9
Interest expense	(4.3)	(3.9)	(12.8)	(11.2)
Other income	0.5	0.3	1.8	2.5
Other expense	(0.2)	(0.1)	(0.4)	(0.5)
Income (loss) before income tax	27.4	(17.0)	68.8	(34.0)
Income tax expense	(0.6)	(0.1)	(1.8)	(0.2)
Net income (loss)	$26.8	$(17.1)	$67.0	$(34.2)

Per common share - basic:
Net income (loss) available to common shareholders	$0.93	$(0.60)	$2.34	$(1.20)

Per common share - diluted:
Net income (loss) available to common shareholders	$0.91	$(0.60)	$2.31	$(1.20)

Weighted average shares outstanding:
Basic	28.8	28.5	28.6	28.4
Diluted	29.5	28.5	29.0	28.4

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; $ in millions, except share data)

	September 30, 2004	December 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$70.5	$33.3
Accounts receivable, less allowances of $1.6 and $1.7, respectively	145.8	70.7
Inventories	145.4	152.8
Restricted cash	32.5	—
Other current assets	30.5	15.8
Total current assets	424.7	272.6

Investments in debt securities	8.4	—
Property, plant and equipment, net	208.2	220.0
Goodwill	40.9	40.9
Restricted cash	—	32.2
Other noncurrent assets	8.7	9.9
Total assets	$690.9	$575.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$95.3	$60.4
Accrued liabilities	37.1	28.0
Litigation reserve	35.0	—
Total current liabilities	167.4	88.4

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	40.2	44.5
Litigation reserve	—	34.0
Other noncurrent liabilities	14.4	12.8
Total liabilities	372.0	329.7

Commitments and contingencies (See Note 12)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 29,139,020 and 28,660,903, respectively)	29.1	28.7
Capital surplus	361.0	355.1
Accumulated other comprehensive loss	(32.1)	(32.2)
Accumulated deficit	(36.4)	(103.4)
Treasury stock, at cost (195,958 and 174,107 common shares, respectively)	(2.7)	(2.3)
Total shareholders’ equity	318.9	245.9

Total liabilities and shareholders’ equity	$690.9	$575.6

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; $ in millions)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003

Cash flows from operating activities:
Net income (loss)	$26.8	$(17.1)	$67.0	$(34.2)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities, net of acquired companies:
Depreciation and amortization	7.1	6.6	20.7	18.8
Non-cash charge for stock compensation	0.5	0.3	1.1	0.8
Net loss on property disposals and impairments	—	0.8	0.1	0.4
Accounts receivable	(16.1)	12.4	(75.1)	(4.1)
Inventories	(10.3)	(7.4)	7.4	11.4
Restricted cash	(0.1)	—	(0.3)	(32.1)
Accounts payable and accrued liabilities	18.5	33.7	44.0	27.3
Litigation reserves	0.4	0.3	1.0	0.7
Other assets/liabilities	(5.7)	(2.5)	(17.4)	(2.5)

Net cash provided by (used in) operating activities	21.1	27.1	48.5	(13.5)

Cash flows from investing activities:
Capital expenditures	(2.6)	(4.7)	(8.6)	(10.0)
Proceeds from sale of property, plant and equipment	—	—	0.7	0.4
Purchase of investments in debt securities	(2.0)	—	(8.4)	—
Cash paid for acquistions, net of cash received	—	(0.1)	—	(34.0)

Net cash used in investing activities	(4.6)	(4.8)	(16.3)	(43.6)

Cash flows from financing activities:
Proceeds from exercise of options	3.2	—	4.9	1.0
Purchase of treasury stock	—	—	—	(0.8)

Net cash provided by financing activities	3.2	—	4.9	0.2

Effect of foreign exchange rate changes on cash	0.2	—	0.1	1.2

Net increase (decrease) in cash and cash equivalents	19.9	22.3	37.2	(55.7)
Cash and cash equivalents, beginning of period	50.6	42.5	33.3	120.5
Cash and cash equivalents, end of period	$70.5	$64.8	$70.5	$64.8

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 2004 and the cash flows and the results of operations for the three- and nine-months ended September 30, 2004 and 2003.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2003.  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  Certain reclassifications of prior period amounts have been made to conform to the current period presentation.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2003.  In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

Lone Star uses estimates and assumptions required for preparation of the financial statements.  These estimates are primarily based on historical experience and business knowledge and are revised as circumstances change.  However, actual results could differ from the estimates.

NOTE 2 – INVENTORIES

Inventories are stated at the lower of cost or market value.  Cost is determined using the last-in, first-out (“LIFO”) method for approximately 85% and 90% of the Company’s total current inventories after LIFO reserve at September 30, 2004 and December 31, 2003, respectively.  The cost of remaining inventories is determined using the first-in, first-out (“FIFO”) method.  Inventories include raw materials, labor, overhead, and certain supplies.  The components of inventories at September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003
Raw materials	$65.2	$55.4
Work-in-process	93.7	66.9
Finished goods	70.5	55.0
Materials, supplies and other	22.4	22.6
Total inventories before LIFO valuation reserve	251.8	199.9
Reserve to reduce inventories to LIFO value	(104.2)	(44.1)
Total inventories	147.6	155.8
Amount included in other noncurrent assets	(2.2)	(3.0)
Inventories, current	$145.4	$152.8

NOTE 3 – STOCK-BASED COMPENSATION PLANS

The Company applies the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no compensation expense is recognized for fixed option plans as all option grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  As permitted, the Company has elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

Had compensation cost been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$26.8	$(17.1)	$67.0	$(34.2)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.5	0.3	1.1	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.3)	(1.9)	(6.1)	(5.8)

Pro forma net income (loss)	$25.0	$(18.7)	$62.0	$(39.2)

Basic earnings (loss) per share
as reported	$0.93	$(0.60)	$2.34	$(1.20)
pro forma	$0.87	$(0.66)	$2.17	$(1.38)
Diluted earnings (loss) per share
as reported	$0.91	$(0.60)	$2.31	$(1.20)
pro forma	$0.85	$(0.66)	$2.14	$(1.38)

NOTE 4 – INVESTMENTS IN DEBT SECURITIES

Lone Star accounts for its investments in debt securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value at September 30, 2004.  The weighted average maturity of the Company’s investments in debt securities is approximately 1.5 years at September 30, 2004 and all such investments mature after September 30, 2005.  At September 30, 2004, investments in debt securities were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency Notes	$8.4	$—	$—	$8.4

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

Goodwill allocated to the oilfield and specialty tubing segments was $13.7 million and $27.2 million, respectively, at both September 30, 2004 and December 31, 2003.  There were no changes in the carrying amount of goodwill during the three- and nine-month periods ended September 30, 2004.

The components of intangible assets, included in other noncurrent assets, were as follows:

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$1.3	$(0.9)	$1.3	$(0.7)
Other	0.5	(0.3)	0.5	(0.3)
	$1.8	$(1.2)	$1.8	$(1.0)

Amortization expense related to intangible assets, other than goodwill, was $0.1 million and $0.2 million for the three-month periods ended September 30, 2004 and 2003, respectively; and, $0.2 million and $0.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Estimated future amortization expense related to intangible assets at September 30, 2004 is as follows:

Fiscal year:

2004 (Remaining 3 months)	$0.1
2005	0.1
2006	0.1
2007	0.1
2008	0.1
Thereafter	0.1

Total	$0.6

NOTE 6 – EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is calculated by dividing net earnings (loss) attributable to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.  During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation.  Lone Star had a net loss for the three- and nine-month periods ended September

30, 2003 and the effect of including dilutive securities in earnings per share would have been anti-dilutive.  At September 30, 2003, options to purchase 0.3 million common shares were excluded from the calculation of diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2004:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Numerator:
Net income	$26.8	$67.0

Denominator:
Weighted average shares outstanding-basic	28.8	28.6
Effect of dilutive stock options	0.7	0.4

Weighted average shares - diluted	29.5	29.0

Net income per share - basic	$0.93	$2.34

Net income per share - diluted	$0.91	$2.31

NOTE 7 – PRODUCT WARRANTIES

Lone Star’s products are used in applications which are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, or loss of production.  The Company warrants its products to meet certain specifications.  Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims.  The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims.  The Company considers the extent of insurance coverage in its estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period-to-period.  However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve.  The following table identifies changes in warranty reserves for the nine months ended September 30, 2004 and 2003:

	For the Nine Months Ended September 30,
	2004	2003
Balance at beginning of period	$2.4	$2.1
Add: accruals for warranties during the period	2.2	1.6
Accruals related to pre-existing warranties and changes in estimates	—	—
Deduct: settlements made during the period	(2.3)	(1.4)
Balance at end of period	$2.3	$2.3

NOTE 8 – TREASURY SHARES

Under a previously authorized stock buy-back program, a total of 160,600 shares at a cost of $2.0 million, or a weighted average price of $12.61, were repurchased as treasury shares.  The additional shares held at September 30, 2004 and December 31, 2003 result from the Company’s withholding of an equivalent number of shares for Federal taxes related to the Company’s long-term incentive employee benefit plan.  The 195,958 and 174,107 treasury shares held as of September 30, 2004 and December 31, 2003, respectively, are reported at their acquired cost.

NOTE 9 – BUSINESS SEGMENTS DATA

The following table presents segment information.  The “Corporate/Other” column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Quarter ended September 30, 2004
Revenues	$188.8	$52.6	$30.8	$—	$272.2
Segment operating income (loss)	22.4	(1.1)	10.7	(1.4)	30.6
Depreciation and amortization	4.3	2.6	0.2	—	7.1
Total assets	378.5	165.4	26.8	120.2	690.9
Capital expenditures	2.2	0.4	—	—	2.6

Quarter ended September 30, 2003
Revenues	$94.6	$28.5	$8.9	$—	$132.0
Segment operating loss	(5.4)	(6.6)	(0.4)	(1.1)	(13.5)
Depreciation and amortization	4.1	2.4	0.1	—	6.6
Total assets	308.4	177.1	14.8	110.1	610.4
Capital expenditures	4.0	0.7	—	—	4.7

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total

Nine months ended September 30, 2004
Revenues	$497.3	$128.3	$72.6	$—	$698.2
Segment operating income (loss)	68.9	(2.9)	18.3	(5.3)	79.0
Depreciation and amortization	12.5	7.4	0.7	0.1	20.7
Total assets	378.5	165.4	26.8	120.2	690.9
Capital expenditures	7.6	0.9	—	0.1	8.6

Nine months ended September 30, 2003
Revenues	$273.1	$95.1	$33.2	$—	$401.4
Segment operating loss	(7.6)	(13.0)	(0.6)	(4.5)	(25.7)
Depreciation and amortization	11.4	6.8	0.6	—	18.8
Total assets	308.4	177.1	14.8	110.1	610.4
Capital expenditures	7.0	3.0	—	—	10.0

NOTE 10 – DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit expense for the quarter and nine-months ended September 30, 2004 and 2003 are as follows:

	Pension Benefits
	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$0.3	$0.2	$0.8	$0.7
Interest cost	1.4	1.5	4.3	4.4
Expected return on plan assets	(1.2)	(1.1)	(3.5)	(3.2)
Amortization of prior service cost	—	—	0.1	0.1
Recognized net actuarial loss	0.8	0.7	2.4	2.0
Net periodic benefit expense	$1.3	$1.3	$4.1	$4.0

	Other Post-Retirement Benefits
	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	0.2	0.3	0.6	0.8
Net periodic benefit expense	$0.3	$0.4	$0.9	$1.2

NOTE 11 – RESTRICTED CASH

At September 30, 2004, the Company had restricted cash of $32.5 million related to a cash deposit that collateralized a bond for a breach of contract judgment on appeal.  On October 1, 2004, the Company released $32.0 million to the plaintiffs in response to the Minnesota Supreme Court’s decision that it would not review a lower court’s affirmation of the judgment.  See Note 12 – Commitments and Contingencies, Cargill Litigation.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2004, the Company had long-term purchase commitments totaling $12.3 million to acquire natural gas at specified minimum volumes and at fixed prices through October 2005.

Cargill Litigation

On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star.  On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment.  The Minnesota Supreme Court decided on August 17, 2004 that it would not review the Court of Appeals’ decision.  At September 30, 2004, Lone Star had a reserve totaling $35 million which included accrued interest of $3 million.  Lone Star paid Cargill $32 million on October 1, 2004 and $2 million on October 6, 2004 to satisfy the judgment.  After the $34 million payment, approximately $1 million of accrued interest remains in the reserve, which represents pre-judgment interest that Lone Star is contesting in the Minnesota courts.

Asbestos Litigation

During the last five years, Steel has been named as one of a number of defendants in 39 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  To date several of these lawsuits have been settled for approximately $100,000 in the aggregate.  Of the 39 lawsuits, thirteen have been settled or are pending settlement and ten have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Other Litigation

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in six lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Two of these lawsuits have been dismissed.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).  In addition, Zink LLC has been named in nine lawsuits in which the plaintiffs, one of whom has mesothelioma, allege exposure to asbestos in Zink’s products (two of these have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater.  Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s.  Koch is seeking indemnification from Lone Star with respect to these twelve lawsuits.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.  Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

Steel’s workers’ compensation insurance was with one insurance carrier from 1992 through 2001.  In March 2002, that carrier was declared insolvent and placed in receivership.  Since then, the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) has been paying the insolvent carrier’s obligations under those insurance policies, as required by Texas law.  TPCIGA asserted that it was entitled to recover from Steel what it has paid and will pay under those policies.  Steel paid TPCIGA $1.9 million on October 4, 2004 in full settlement and release of all past, present, and future claims paid by TPCIGA under those policies.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AT SEPTEMBER 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$70.2	$0.2	$0.1	$—	$70.5
Accounts receivable, net	17.0	145.9	1.5	(18.6)	145.8
Inventories	—	144.0	1.4	—	145.4
Restricted cash	32.5	—	—	—	32.5
Other current assets	1.3	28.2	1.0	—	30.5
Total current assets	121.0	318.3	4.0	(18.6)	424.7

Investment in subsidiaries	311.5	—	—	(311.5)	—
Investments in debt securities	8.4	—	—	—	8.4
Property, plant and equipment, net	0.3	206.5	1.4	—	208.2
Goodwill, net	3.5	37.4	—	—	40.9
Advances from parent	64.3	—	—	(64.3)	—
Other noncurrent assets	4.0	4.4	0.3	—	8.7
Total assets	$513.0	$566.6	$5.7	$(394.4)	$690.9

Liabilities & Shareholders’ Equity
Accounts payable	$0.7	$102.3	$10.9	$(18.6)	$95.3
Accrued liabilities	5.0	31.2	0.9	—	37.1
Litigation reserve	35.0	—	—	—	35.0
Total current liabilities	40.7	133.5	11.8	(18.6)	167.4

Senior subordinated debt	150.0	—	—	—	150.0
Advances	—	64.3	—	(64.3)	—
Other noncurrent liabilities	3.4	51.2	—	—	54.6
Total liabilities	194.1	249.0	11.8	(82.9)	372.0
Total shareholders’ equity	318.9	317.6	(6.1)	(311.5)	318.9
Total liabilities & equity	$513.0	$566.6	$5.7	$(394.4)	$690.9

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$33.0	$0.3	$—	$—	$33.3
Accounts receivable, net	7.4	64.3	0.6	(1.6)	70.7
Inventories	—	152.2	0.6	—	152.8
Other current assets	4.2	11.1	0.5	—	15.8
Total current assets	44.6	227.9	1.7	(1.6)	272.6

Investment in subsidiaries	238.4	—	—	(238.4)	—
Property, plant, and equipment, net	0.2	218.3	1.5	—	220.0
Goodwill	3.5	37.4	—	—	40.9
Restricted cash	32.2	—	—	—	32.2
Other noncurrent assets	114.9	5.1	0.2	(110.3)	9.9
Total assets	$433.8	$488.7	$3.4	$(350.3)	$575.6

Liabilities & Shareholders’ Equity
Accounts payable	$0.2	$53.2	$8.6	$(1.6)	$60.4
Accrued liabilities	1.7	25.9	0.4	—	28.0
Total current liabilities	1.9	79.1	9.0	(1.6)	88.4

Senior subordinated debt	150.0	—	—	—	150.0
Litigation reserve	34.0	—	—	—	34.0
Other noncurrent liabilities	2.0	165.6	—	(110.3)	57.3
Total liabilities	187.9	244.7	9.0	(111.9)	329.7
Total shareholders’ equity	245.9	244.0	(5.6)	(238.4)	245.9
Total liabilities & equity	$433.8	$488.7	$3.4	$(350.3)	$575.6

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$283.4	$1.5	$(12.7)	$272.2
Cost of goods sold	—	242.1	1.4	(12.7)	230.8
Gross profit	—	41.3	0.1	—	41.4
Selling, general and administrative	1.4	9.3	0.1	—	10.8
Operating income (loss)	(1.4)	32.0	—	—	30.6

Equity in subsidiaries’ income (loss)	31.5	—	—	(31.5)	—
Interest income	0.8	—	—	—	0.8
Interest expense	(3.9)	(0.4)	—	—	(4.3)
Other income (expense), net	0.4	(0.1)	—	—	0.3
Income (loss) before income taxes	27.4	31.5	—	(31.5)	27.4
Income tax (expense) benefit	(0.6)	—	—	—	(0.6)
Net income (loss)	$26.8	$31.5	$—	$(31.5)	$26.8

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$138.5	$2.0	$(8.5)	$132.0
Cost of goods sold	—	141.2	1.7	(8.5)	134.4
Gross profit (loss)	—	(2.7)	0.3	—	(2.4)
Selling, general and administrative	1.2	9.5	0.4	—	11.1
Operating loss	(1.2)	(12.2)	(0.1)	—	(13.5)

Equity in subsidiaries’ income (loss)	(12.1)	—	—	12.1	—
Interest income	0.2	—	—	—	0.2
Interest expense	(3.9)	—	—	—	(3.9)
Other income (expense), net	—	0.2	—	—	0.2
Income (loss) before income taxes	(17.0)	(12.0)	(0.1)	12.1	(17.0)
Income tax (expense) benefit	(0.1)	—	—	—	(0.1)
Net income (loss)	$(17.1)	$(12.0)	$(0.1)	$12.1	$(17.1)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$729.2	$4.1	$(35.1)	$698.2
Cost of goods sold	—	616.4	4.4	(35.1)	585.7
Gross profit (loss)	—	112.8	(0.3)	—	112.5
Selling, general and administrative	5.3	27.9	0.3	—	33.5
Operating income (loss)	(5.3)	84.9	(0.6)	—	79.0

Equity in subsidiaries’ income (loss)	84.1	—	—	(84.1)	—
Interest income	1.2	—	—	—	1.2
Interest expense	(11.7)	(1.1)	—	—	(12.8)
Other income (expense), net	0.5	0.9	—	—	1.4
Income (loss) before income taxes	68.8	84.7	(0.6)	(84.1)	68.8
Income tax (expense) benefit	(1.8)	—	—	—	(1.8)
Net income (loss)	$67.0	$84.7	$(0.6)	$(84.1)	$67.0

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$420.4	$4.8	$(23.8)	$401.4
Cost of goods sold	—	415.8	4.4	(24.1)	396.1
Gross profit	—	4.6	0.4	0.3	5.3
Selling, general and administrative	4.6	25.6	0.8	—	31.0
Operating income (loss)	(4.6)	(21.0)	(0.4)	0.3	(25.7)

Equity in subsidiaries’ income (loss)	(19.5)	—	—	19.5	—
Interest income	0.9	—	—	—	0.9
Interest expense	(11.2)	—	—	—	(11.2)
Other income (expense), net	0.4	2.4	(0.8)	—	2.0
Income (loss) before income taxes	(34.0)	(18.6)	(1.2)	19.8	(34.0)
Income tax (expense) benefit	(0.2)	—	—	—	(0.2)
Net income (loss)	$(34.2)	$(18.6)	$(1.2)	$19.8	$(34.2)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(8.2)	$56.4	$0.3	$—	$48.5
Cash flows from investing activities:
Capital expenditures	(0.1)	(8.5)	—	—	(8.6)
Proceeds from sale of PP&E	—	0.7	—	—	0.7
Purchase of investments in debt securities	(8.4)	—	—	—	(8.4)
Net cash provided by (used in) investing activities	(8.5)	(7.8)	—	—	(16.3)
Cash flows from financing activities:
Advances from parent, net	46.0	(46.0)	—	—	—
Proceeds from exercise of options	4.9	—	—	—	4.9
Dividends paid to parent	3.0	(3.0)	—	—	—
Purchase of treasury stock	—	—	—	—	—
Net cash provided by (used in) financing activities	53.9	(49.0)	—	—	4.9
Effect of exchange rate changes	—	0.3	(0.2)	—	0.1
Net change in cash	37.2	(0.1)	0.1	—	37.2
Cash beginning balance	33.0	0.3	—	—	33.3
Cash ending balance	$70.2	$0.2	$0.1	$—	$70.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(37.5)	$25.0	$(1.0)	$—	$(13.5)
Cash flows from investing activities:
Capital expenditures	(0.1)	(9.8)	(0.1)	—	(10.0)
Proceeds from sale of PP&E	—	0.4	—	—	0.4
Cash paid for acquisitions, net	(34.0)	—	—	—	(34.0)
Net cash provided by (used in) investing activities	(34.1)	(9.4)	(0.1)	—	(43.6)
Cash flows from financing activities:
Advances from parent	13.8	(14.1)	0.3	—	—
Proceeds from exercise of options	1.0	—	—	—	1.0
Dividends paid to parent	1.9	(1.9)	—	—	—
Purchase of treasury stock	(0.8)	—	—	—	(0.8)
Net cash provided by (used in) financing activities	15.9	(16.0)	0.3	—	0.2
Effect of exchange rate changes	—	0.5	0.7	—	1.2
Net change in cash	(55.7)	0.1	(0.1)	—	(55.7)
Cash beginning balance	119.3	1.0	0.2	—	120.5
Cash ending balance	$63.6	$1.1	$0.1	$—	$64.8

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Lone Star Technologies, Inc., a Delaware corporation, is a leading domestic manufacturer and marketer of premium welded “oil country tubular goods”, or “OCTG”, which are steel tubular products used in the completion and production of oil and natural gas wells. We are a major manufacturer and marketer of line pipe, which is used in the gathering and transmission of oil and natural gas.  We are a leading supplier of premium thermal treating, end finishing, inspection, and logistics services to the oilfield industry.  We are also one of the largest domestic manufacturers of high quality couplings used to connect individual sections of oilfield casing and tubing.  In addition, we are a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural, and heat recovery technology applications.  We also sell oil country tubular goods and line pipe produced by other companies (alliance relationships) through exclusive marketing arrangements.  Lone Star began producing and marketing oil country tubular goods and other tubular products over fifty years ago.  As used in this report, the terms “we,” “us”, “our”, and “Lone Star” refer to Lone Star Technologies, Inc. and its subsidiaries unless the context indicates otherwise.

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

The price of crude oil continued its rise throughout the third quarter.  Average natural gas prices eased slightly during the third quarter of 2004 from the second quarter of 2004.  However, by the end of the third quarter, Henry Hub spot prices had again increased to around $6.00 per million British thermal units ("mmbtu").  Average monthly spot prices at the Henry Hub remained higher in 2004 than 2003.  For the third quarter of 2004, the average natural gas spot price was 13% higher compared to the third quarter of 2003.  The average price per barrel of West Texas Intermediate (WTI) for the third quarter of 2004 was $43.94 compared to $35.34 and $38.30 for the first and second quarters of 2004, respectively, and $30.21 for the third quarter of 2003.

The trend of higher oil and natural gas prices continues to positively impact the number of active rigs drilling in North America.  According to Baker-Hughes, active domestic rigs averaged 1,230 in the third quarter of 2004 compared to 1,122 and 1,166 in the first and second quarters of 2004, and compared to an average of 1,088 in the third quarter of 2003.  The average number of active domestic rigs in the third quarter of 2004 represents a 13% increase over the third quarter of 2003 and a 5.5% increase over the second quarter of 2004.  The active domestic rig count ended the third quarter of 2004 at 1,243 rigs, the highest rig count since the first week of September 2001.  We believe that the current high level of drilling will continue and near-term demand for our oilfield products and services will remain favorable.

Average Domestic Rig Count

Source:  Baker Hughes Incorporated

The improved domestic economy has increased general industrial demand for our specialty tubing products within the automotive, fluid power, construction, and agricultural machinery markets.  Both revenues and shipments of specialty tubing products were higher in the three- and nine-month periods ended September 30, 2004 compared to the same periods in 2003.  Revenues of $52.6 million in the third quarter of 2004 were 16% higher compared to the second quarter of 2004, and 73% higher than the first quarter of 2004.  We continue to believe that near-term demand for our specialty tubing products will benefit from the improved general domestic economy.  For further discussion of factors impacting demand, see the discussions under the heading “Results of Operations – Specialty Tubing Products.”

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

RESULTS OF OPERATIONS

The matters discussed or incorporated by reference in this report on Form 10-Q that are forward-looking statements involve risks and uncertainties including, but not limited to, economic conditions, product demand, the regulatory and trade environment, and other risks indicated in our other filings with the Securities and Exchange Commission.

Consolidated revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended September 30,
	2004		2003
	$	%	$	%
Oilfield	188.8	70	94.6	72
Specialty tubing	52.6	19	28.5	22
Flat rolled steel and other	30.8	11	8.9	6

Consolidated net revenues	272.2	100	132.0	100

	For the Nine Months Ended September 30,
	2004		2003
	$	%	$	%
Oilfield	497.3	71	273.1	68
Specialty tubing	128.3	18	95.1	24
Flat rolled steel and other	72.6	11	33.2	8

Consolidated net revenues	698.2	100	401.4	100

Shipments of products are as follows:

	For the Quarter Ended September 30,
	2004		2003
	Tons	%	Tons	%
Oilfield	148,900	65	124,900	72
Specialty tubing	33,400	15	24,000	14
Flat rolled steel and other	46,700	20	23,900	14

Total shipments	229,000	100	172,800	100

	For the Nine Months Ended September 30,
	2004		2003
	Tons	%	Tons	%
Oilfield	444,100	66	376,300	68
Specialty tubing	90,100	14	80,400	15
Flat rolled steel and other	135,500	20	94,300	17

Total shipments	669,700	100	551,000	100

At September 30, 2004, we valued 85% of our inventories at the lower of cost or market determined on the last-in, first-out (“LIFO”) inventory valuation method.  In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the first-in, first-out (“FIFO”) method.  In periods of decreasing costs, the results are generally the opposite.  Our steel costs increased approximately 19% on average in the third quarter of 2004 from the second quarter of 2004, and increased slightly more than 100% since year-end 2003, which has negatively impacted gross profit under the LIFO method as compared to what gross profit would have been had we used the FIFO method.  For a discussion of factors that impacted our gross profit, see the discussions under the heading “Results of Operations – Other Operating Analysis.”

The following table illustrates the comparative effect of LIFO and FIFO accounting on our consolidated results of operations.  This table is provided solely for the purpose of providing comparisons to other companies that may use the FIFO method of inventory valuation.  These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO reserve adjustment as disclosed in the footnotes to the Condensed Consolidated Financial Statements for the periods ended September 30, 2004 and 2003 for each period presented below ($ in millions).

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$230.8	$204.7	$134.4	$126.3	$585.7	$525.6	$396.1	$387.0
Net income (loss)	26.8	$52.4	(17.1)	(9.2)	67.0	125.9	(34.2)	$(25.3)

Oilfield Products

Our oilfield products segment comprised 70% of total revenues in the third quarter of 2004 and 72% for the first nine months of 2004.  For the three month period ended September 30, 2004, revenues from this segment were approximately double the amount of revenues earned in the third quarter of 2003, and were 82% greater for the nine-month period ended September 30, 2004 than for the same nine-month period in 2003.  Average selling prices of our oilfield products increased 67% in the third quarter of 2004 compared to the same period in 2003, and increased 54% on average for the first nine months of 2004 compared to the first nine months of 2003.  Shipments of OCTG increased 19% in the third quarter of 2004 compared to the third quarter of 2003 and were up 18% for the first nine months of 2004 compared to the first nine months of 2003, principally due to increased demand for casing and tubing related to the increase in active domestic rig counts during these periods.

The table below illustrates the impact of volume changes and average price changes on oilfield product revenues for the quarter and nine-months ended September 30, 2004 ($ in millions).

	Quarter Ended	Nine- Months Ended
September 30, 2003	$94.6	$273.1
Change due to shipment volumes	30.4	75.9
Change due to average prices	63.8	148.3
September 30, 2004	$188.8	$497.3

Average OCTG prices continued to climb in the third quarter compared to the first two quarters of 2004, with carbon grades up 5% on average and alloy grades up 7% on average compared to the second quarter of 2004.  For the first nine months of 2004, OCTG average prices were 55% higher than for the first nine months of 2003.  Revenues from line pipe sales were essentially unchanged in the third quarter of 2004 compared to the second quarter of 2004 on 6% higher average selling prices offset by 7% lower shipment volumes.  Line pipe comprised approximately 18% and 21% of total oilfield product shipment volume in the third quarter and first nine-months of 2004, respectively.

Average selling prices in the third quarter of 2004 and throughout the entire year were increased to offset significantly higher raw material costs incurred by us, principally steel and natural gas.  In the third quarter of 2004, the average costs of steel coils and steel slabs were up 22% and 18%, respectively, from the second quarter of 2004, and up 136% and 88%, respectively, from the third quarter of 2003.  For the first nine months of 2004, the average costs of steel coils and steel slabs were 82% and 66% higher, respectively, than for the first nine months of 2003.  We continue to believe that steel available in the global steel markets will remain in tight supply in the near term.

The average cost of steel scrap has also risen throughout 2004.  For the first nine months of 2004, our cost per ton of purchased scrap was approximately 96% higher than our average cost per ton in 2003.  At September 30, 2004, the price per gross ton of the American Metal Market’s published Consumer No. 1 busheling scrap at Chicago was $380 compared to $158 per gross ton at September 30, 2003.  We will continue to maximize our steel sourcing flexibility between steel scrap, slabs, coils, and tubular products from our alliance relationships to help ensure that our customers’ requirements are met.

Specialty Tubing Products

Specialty tubing product revenues were up 85% and 35% for the three- and nine-month periods ended September 30, 2004 compared to the same periods in 2003, and shipment volumes increased 40% and 12% over the same comparative periods.  The general domestic economy has continued to improve causing demand for our specialty tubing products for industrial applications to strengthen as indicated by increased inventory levels to support steel service center inventory requirements.  Within the automotive industry, recent legislation has prompted increased demand for heavy-duty trucks such that more trucks are now needed to move an equivalent amount of cargo.  The weakened U.S. Dollar versus other currencies, most notably the Mexican Peso, has also strengthened demand for our specialty tubing products such that customers are sourcing a greater portion of products domestically rather than from Mexican and European manufacturers.

The table below illustrates the impact of volume changes and average price changes on specialty tubing revenues for the quarter and nine-months ended September 30, 2004 ($ in millions).

	Quarter Ended	Nine- Months Ended
September 30, 2003	$28.5	$95.1
Change due to shipment volumes	15.0	13.9
Change due to average prices	9.1	19.3
September 30, 2004	$52.6	$128.3

Precision mechanical tubing was 77% of total specialty tubing revenues in the third quarter of 2004.  We have implemented surcharges and base price increases for our precision mechanical tubular products related to higher steel costs and increasing demand.  Our average selling prices for these products increased approximately 41% in the third quarter of 2004 compared to the third quarter of 2003, and increased 23% on average for the first nine months of 2004 compared to the first nine months of 2003.

Revenues from heat recovery tubular goods and related products, which were approximately 23% of our specialty tubing segment in the third quarter of 2004, were up 16% in the third quarter of 2004 compared to the third quarter of 2003, and up 14% over the second quarter of 2004 as demand for boiler tubes and engineered heat recovery products such as fuel economizers has improved related to the improvement in the general economy and higher fuel prices.

Flat Rolled Steel and Other

Revenues from flat rolled steel and other revenues increased to $30.8 million for the third quarter of 2004, a 246% increase over the third quarter of 2003, and a 25% increase over the second quarter of 2004.  For the first nine months of 2004, revenues from this segment were up 119% compared to the first nine months of 2003 related to strong demand for flat rolled steel as a result of continuing tight supplies of domestic steel.  Average pricing was up 77% and 52% for the three- and nine-month periods ended September 30, 2004, respectively, compared to the same periods in the prior year.  The table below illustrates the impact of volume changes and average price changes on flat rolled and other revenues for the quarter and nine-months ended September 30, 2004 ($ in millions).

	Quarter Ended	Nine- Months Ended
September 30, 2003	$8.9	$33.2
Change due to shipment volumes	15.0	22.1
Change due to average prices	6.9	17.3
September 30, 2004	$30.8	$72.6

Other Operating Analysis

The gross margin percentages for the three- and nine-month periods ended September 30, 2004 were 15.2% and 16.1%, respectively, compared to gross margin percentages of negative 1.8% and positive 1.3% for the same 2003 periods.  The increased gross profit compared to the prior year periods was principally due to increased average selling prices and to increased shipment volumes which absorbed a larger amount of fixed and semi-fixed costs over greater units of production.  Increased product prices, which were necessary responses to increases in steel costs and greater demand for our products, have resulted in average selling prices increasing by 54%, 20%, and 52% over the first nine months of 2003 in our oilfield, specialty tubing, and flat rolled and other segments, respectively.

Consistent with the increase in active rig counts, which reached 1,243 rigs at the end of the third quarter of 2004 compared to 1,095 rigs at the end of same period in the prior year, increasing demand for our oilfield products has resulted in 19% and 18% increases in shipment volumes for the three- and nine-month periods ended September 30, 2004 compared to the same periods in the prior year.  These volume increases along with increased shipment volumes in our other reporting segments resulted in a greater portion of fixed and semi-fixed operating costs being absorbed over greater units of production, thus lowering their proportional impact on total cost of goods sold and improving gross margins.  Generally, fixed and semi-fixed costs comprise approximately 40% – 45% of our cost of goods sold.

Compared to the second quarter gross margin of 19.5%, the third quarter 2004 gross margin of 15.2% was negatively impacted primarily by continuing rising steel prices and to a lesser extent, increased manufacturing costs including higher costs for labor and supplies.  Our average cost of steel rose by 19% in the third quarter of 2004 compared to the second quarter of 2004.  These factors, which were only partially offset by a 7% increase in average oilfield product prices and a 5% increase in specialty tubing product prices, resulted in gross margins falling from 19.5% for the second quarter of 2004 to 15.2% in the third quarter of 2004.

Operating results for the three- and nine-month periods ended September 30, 2004 included operating income of $30.6 million and $79.0 million, respectively, compared to operating losses of $13.5 million and $25.7 million for the same periods in 2003, due principally to substantially improved gross margins discussed above.  Selling, general and administrative (“SG&A”) expenses decreased 3% for the third quarter of 2004 compared to the third quarter of 2003, and were 8% higher in the nine-month period ended September 30, 2004 compared to the same period in the prior year.  The higher SG&A expenses for the current nine-month period included $3.1 million of SG&A costs from Delta Tubular Products (“DTP”) and Delta Tubular International (“DTI”), whereas results in the same period of 2003 included only five months of DTP’s expense and four months of DTI’s expense, or $1.4 million combined, from their respective dates of acquisition in 2003.

As a percentage of total consolidated revenues, SG&A expenses declined from 8% of revenues to 4% and 5% for the three- and nine-month periods ended September 30, 2004, respectively, compared to the same periods in the prior year principally due to rapidly increasing revenues.

Interest income increased in the current quarter to $0.8 million from $0.2 million in the prior year quarter due principally to the growth of our cash and cash equivalents, our investments in debt securities, and improvements in our overall yields.  The weighted average yield of our cash and cash equivalents and our investments in debt securities was approximately 1.6% and 2.8%, respectively, at September 30, 2004.

The increase in interest expense for the three- and nine-month periods ended September 30, 2004 compared to the same periods in the prior year is due principally to increased product financing costs directly related to the increased costs of steel slabs and coils.

FINANCIAL CONDITION AND LIQUIDITY

We have historically funded our businesses through our operating activities and borrowings.  We believe these sources of funds will provide the liquidity necessary to fund our cash requirements for the next twelve months.

The following table summarizes certain funds that could be used to operate our businesses ($ in millions):

	At September 30, 2004	At December 30, 2003	At September 30, 2003
Cash and cash equivalents	$70.5	$33.3	$64.8
Investments in debt securities	$8.4	$—	$—

Working capital	$257.3	$184.2	$198.2
Unused credit facility	$121.7	$124.2	$99.2

As of September 30, 2004, our cash and cash equivalents and investments in debt securities totaled $78.9 million, compared to $64.8 million of only cash and cash equivalents at September 30, 2003.  Our cash and cash equivalents include commercial bank accounts and highly liquid money market instruments issued by corporations, banks and the U.S. government or its agencies with original maturities of less than three months.  Our investments in debt securities consist of U.S. government and related agency debt obligations with maturities at purchase greater than one year but less than two years.  These investments in debt securities generally earn higher yields than the yields of our cash and cash equivalents.  Our total cash equivalents and investments in debt securities, the combined weighted average maturity of which is less than one year, are classified as held-to-maturity as we have the positive intent and ability to hold them to maturity.  The recorded amount of cash equivalents and investments in debt securities approximates market value at September 30, 2004.

Accounts receivable increased by $75.1 million, or 106%, from December 31, 2003 to September 30, 2004.  This increase is attributable to a 105% increase in revenues for the third quarter of 2004 compared to the fourth quarter of 2003.  Generally, our days sales outstanding (“DSO”) closely correlates with the direction of the general economy and the financial performance and condition of our customers within the oil and gas industry.  As the performance of the economy in general and of the oil and gas industry in particular improves, our DSO typically decreases because our customers generally are more able to be prompt payers of their accounts payable to us and specifically are more likely to seek to pay earlier to obtain discounts offered for timely payment.  For the three- and nine-month periods ended September 30, 2004, our DSO averaged 45.5 days and 41.9 days respectively, compared to 50.9 days and 43.3 days for the same periods in the prior year.

Inventories at LIFO value decreased by $7.4 million, or 5%, from December 31, 2003 to September 30, 2004 due to an increase of our LIFO reserve.  The increase in our LIFO reserve is due principally to significantly higher raw material costs, mainly steel.

During 2003, we paid cash plus acquisition costs for all of the assets of DTP and DTI of $14.2 million and $19.8 million, respectively.  In 2003, we put up a cash deposit totaling $32.0 million to collateralize a bond for a breach of contract judgment on appeal.  The value of the bond at September 30, 2004 was $32.5 million, which included $0.5 million of interest income.  These funds are reported in our balance sheet as restricted cash.  On October 1, 2004, $32.0 million of these funds were released to the plaintiffs in response to the Minnesota Supreme Court’s decision that it would not review a lower court’s affirmation of the judgment.  See discussion under heading, “Part II, Other Information, Item 1 – Legal Proceedings.”

Cash provided by operating activities was $48.5 million for the nine months ended September 30, 2004, compared to cash used of $13.5 million during the same prior year period.  The improvement in operating cash flow in the first nine months of 2004 was attributable to the significant improvement in our results of operations including net income of $67.0 million; and, to increases in accounts payable and accrued liabilities of $44.0 million, principally related to the timing of our payments to our vendors for raw materials, offset by an increase in accounts receivable of $75.1 million related to our increased revenues.

Cash used in investing activities during the nine months ended September 30, 2004, totaled $16.3 million compared to $43.6 million for the first nine months of 2003.  Cash used during the first nine months of 2004 was due to the purchase of investments in debt securities totaling $8.4 million and to capital expenditures totaling $8.6 million, primarily related to expansion of our production capabilities within our Star Energy Group.  Cash used for investing during the same period in 2003 was primarily attributable to the acquisitions of DTP and DTI.

Cash flows provided by financing activities for the nine months ended September 30, 2004 consisted of $4.9 million in proceeds from the exercise of stock options.  Net cash provided by financing activities for the same period in the prior year period was $0.2 million, which was from the exercise of stock options, partially offset by purchases of treasury shares totaling $0.8 million.

In December 2003, Lone Star amended and restated its $100 million credit facility to increase the total available borrowings to $125 million.  Borrowings under this facility can be used for general corporate purposes.  Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $3.3 million at September 30, 2004.  This credit facility remains undrawn and the total availability under the credit facility was $121.7 million at September 30, 2004.

We believe that funds generated by operations and borrowing capacity under our revolving credit facility will provide the liquidity necessary to fund cash requirements for the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

We do not have any off-balance sheet arrangements as defined by SEC rules.  At September 30, 2004, we had contractual cash obligations to repay debt, to make payments under leases, purchase obligations, and commercial commitments in the form of unused lines of credit.  Cash payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Contractual Obligations
Long term debt obligations	$150.0	$—	$—	$—	$150.0
Operating lease obligations	6.1	2.0	3.9	0.3	—
Purchase obligations	12.3	11.7	0.6	—	—

Total Contractual Obligations	$168.4	$13.7	$4.5	$0.3	$150.0

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than Five Years
Unused credit facility	$125.0	$—	$125.0	$—	$—

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

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk.  There were no borrowings outstanding at September 30, 2004.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency.  Any gains or losses from currency translation have not been material and Lone Star does not hedge foreign currency exposure.

ITEM 4.                  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Lone Star’s management, including its Chief Executive Officer and Chief Financial Officer regarding the effectiveness of its disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, subject to the limitations described below, the design and operation of these disclosure controls and procedures were effective.  There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Lone Star’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that Lone Star’s control systems will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the registrant have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, the registrant’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the registrant’s disclosure control system are met and, as set forth above, the registrant’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the registrant’s disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of the registrant’s disclosure control system were met.

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

On August 16, 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star.  On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment.  The Minnesota Supreme Court decided on August 17, 2004 that it would not review the Court of Appeals’ decision.  At September 30, 2004, Lone Star had a reserve totaling $35 million which included accrued interest of $3 million.  Lone Star paid Cargill $32 million on October 1, 2004 and $2 million on October 6, 2004 to satisfy the judgment.  After the $34 million payment, approximately $1 million of accrued interest remains in the reserve, which represents pre-judgment interest that Lone Star is contesting in the Minnesota courts.

During the last five years, Steel has been named as one of a number of defendants in 39 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  To date several of these lawsuits have been settled for approximately $100,000 in the aggregate.  Of the 39 lawsuits, thirteen have been settled or are pending settlement and ten have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in six lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Two of these lawsuits have been dismissed.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).  In addition, Zink LLC has been named in nine lawsuits in which the plaintiffs, one of whom has mesothelioma, allege exposure to asbestos in Zink’s products (two of these have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater.  Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s.  Koch is seeking indemnification from Lone Star with respect to these twelve lawsuits.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.  Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

Steel’s workers’ compensation insurance was with one insurance carrier from 1992 through 2001.  In March 2002 that carrier was declared insolvent and placed in receivership.  Since then, the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) has been paying the insolvent carrier’s obligations under those insurance policies, as required by Texas law.  TPCIGA asserted that it was entitled to recover from Steel what it has paid and will pay under those policies.  Steel paid TPCIGA $1.9 million on October 4, 2004 in full settlement and release of all past, present, and future claims paid by TPCIGA under those policies.

Our operations are subject to numerous environmental laws.  We believe that adequate accruals have been made related to all known environmental matters and that any amounts reasonably possible of being incurred for environmental liabilities in excess of amounts accrued are not expected to have a significant impact on our financial position, results of operations, or our cash flows.

ITEM 6.                  EXHIBITS

10.35       Eighth Amendment, dated as of September 21, 2004, to Amended and Restated Financing Agreement dated October 8, 2001.

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

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated: October 26, 2004	Vice President and Chief Financial Officer