Form 10-K
period 2004-12-31
LONE STAR TECHNOLOGIES INC
filed 2005-03-02
CIK 791348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes☒.  No☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes☒.  No☐.

The aggregate market value of common stock on June 30, 2004 held by nonaffiliates of the registrant was approximately $790.9 million, based on the closing price of the common stock on the New York Stock Exchange.

As of February 8, 2005, the number of shares of common stock outstanding was 29,289,655.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

TABLE OF CONTENTS

PART I

ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

PART I

ITEM 1.  BUSINESS

GENERAL

Lone Star Technologies, Inc., a Delaware corporation, is:

•                  a leading domestic manufacturer and marketer of premium welded “oil country tubular goods”, or “OCTG”, which are steel tubular products used in the completion of and production from oil and natural gas wells;

•                  a major manufacturer and marketer of line pipe, which is used in the gathering and transmission of oil and natural gas;

•                  a leading supplier of premium thermal treating, end finishing, inspection, and logistics services to the oilfield industry;

•                  one of the largest domestic manufacturers of high quality couplings used to connect individual sections of oilfield casing and tubing;

•                  a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural, and heat recovery technology applications; and

•                  a marketer of oil country tubular goods and line pipe produced by other companies through exclusive marketing arrangements.

Lone Star began producing and marketing oil country tubular goods and other tubular products over 50 years ago, and the holding company was incorporated in 1986.  As used in this report, the terms “we,” “us”, “our” and “Lone Star” refer to Lone Star Technologies, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

Lone Star’s operating companies include Lone Star Steel Company (“Steel”), a manufacturer of oilfield tubulars, specialty tubing products, and flat-rolled steel, and Fintube Technologies, Inc. (“Fintube”), a manufacturer of specialty tubulars used in heat recovery technology applications.  In October 2003 we created a new business unit, Star Energy Group, to enhance our ability to provide OCTG customers with a full spectrum of pipe finishing, inspection, and logistics services.  Star Energy Group integrated the sales and marketing functions and production assets of four companies we acquired between 2000 and 2003:

•                  Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, “Wheeling”), one of the largest domestic suppliers of couplings used to connect individual sections of oilfield casing and tubing;

•                  Delta Tubular Processing (“DTP”), a leading provider of thermal treating and end-finishing services for oilfield production tubing;

•                  Frank’s Tubular International (since renamed Delta Tubular International, or “DTI”), a leading provider of high-quality threading, inspection, and storage services to the OCTG market; and

•                  Bellville Tube Company, L.P. (“Bellville”), an OCTG manufacturer.

RISK FACTORS

In addition to important factors described elsewhere in this report, Lone Star cautions current and potential investors that the following risk factors, among others, sometimes have affected, and in the future could affect, Lone Star’s actual results and could cause such results during fiscal 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Lone Star.  If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and you may lose all of your investment.

The volatility of oil and gas markets affects demand for our principal products, and downturns in these markets could cause our revenues to decrease.  Proceeds from the sale of casing, tubing, line pipe, couplings and OCTG finishing services to the oil and gas industry constitute the majority of our revenues.  Downturns in the oil and gas markets and general economic conditions could cause demand for our principal products and services to decrease, which would adversely affect our revenues and results of operations.

Demand for our oilfield products and services depends primarily upon the number of oil and natural gas wells being drilled, completed and re-worked at any given time and the depth and drilling conditions of these wells.  The level of these activities depends primarily on expectations as to future prices for natural gas and oil.  Natural gas and oil prices are subject to significant fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond our control.  These factors include:

•                  worldwide and domestic supplies of and demand for oil and natural gas;

•                  domestic and foreign natural gas and oil production;

•                  political instability or armed conflict in oil and gas producing regions;

•                  the price and amounts of imports of oil and gas casing, tubing and line pipe;

•                  the availability of alternative fuels;

•                  the availability of pipeline capacity;

•                  weather conditions;

•                  domestic and foreign governmental regulations, especially trade laws and taxes; and

•                  the overall economic environment, including the demand for electricity.

We expect natural gas and oil prices and the domestic rig count to continue to be volatile in the future.  A downturn in the oil and gas market could decrease demand for our products and services and cause our revenues to decrease.

Our precision mechanical tubulars and other businesses are sensitive to economic downturns, which could cause our revenues to decrease.  We manufacture and sell high quality steel tubing in the form of precision mechanical tubulars used by our customers in the manufacture of products such as automotive stabilizers, hydraulic cylinders and cranes.  The demand for these products and, in turn, for our precision mechanical tubulars, is dependent on the general economy, the automotive and construction industries, product inventory levels and other factors affecting domestic goods activity.  If we are not able to adequately predict demand and if our precision mechanical tubulars inventories (or the inventories of other precision tubular manufacturers) become excessive, there could be a material adverse effect on price levels, the quantity of precision mechanical tubulars sold by us and our revenues.

The competition for raw materials we use in our business and the volatility of our raw material costs could reduce our profits and constrain our operations, which would reduce our revenues.   Purchased steel represents the largest portion of our cost of goods sold.  Our raw material costs in 2004 relating to purchased steel increased dramatically over the prior year.  The price and availability of steel slabs, coils, scrap and wire rod that we use in our manufacturing processes are highly competitive and cyclical.  The following factors, most of which are beyond our control, affect the price of steel:

•                  supply and demand factors;

•                  freight costs and transportation availability;

•                  inventory levels of brokers and distributors;

•                  the price and availability of imported steel pipe and tubing;

•                  trade duties and taxes; and

•                  labor disputes.

Changes in steel prices can affect the pricing levels of our products.  We seek to maintain our profit margin by attempting to increase the price of our products in response to an increase in steel costs and by sourcing steel from our flat rolled steel division, but we do not always succeed in passing these price increases through to our customers.  As a result, we typically have a limited ability to recover increases in steel costs.  While we endeavor to maintain flexibility in procurement of steel for our specialty tubular products, any failure to obtain sufficient steel slabs and coils would constrain our operations.

In the welded oil and gas casing and tubing and line pipe market, we compete against manufacturers that may be able to purchase or produce semi-finished steel, hot rolled coils or scrap at a lower cost than we can.  Our Lone Star Steel subsidiary satisfies its raw material requirements and those of our Bellville subsidiary by purchasing semi-finished steel, using purchased and internally generated scrap to make hot rolled coils in its melt shop and hot strip mill and purchasing coils.  Our Wheeling subsidiary typically purchases its coupling stock from domestic seamless oilfield tubular manufacturers.  Our Fintube subsidiary must also compete with manufacturers that may be able to purchase or produce coils more cost-effectively than we can.  We may not be able to satisfy our subsidiaries’ raw material requirements as cost-effectively as our competitors, which may lead to reduced sales.

Excessive inventory levels of oilfield products could reduce demand for our products and adversely affect our sales.  Industry-wide inventory levels of tubular goods for the oil and gas industry can vary significantly from period to period depending on industry cycles.  These changes can have a direct adverse effect on the demand for new production of oilfield products when customers draw from existing inventory rather than purchase new products.  As a result, our oilfield products sales and results of operations may vary significantly from period to period.  Excessive inventories could have a material adverse effect on price levels and the quantity of oil and gas casing, tubing, line pipe and couplings sold by us.  In addition, any excess domestic capacity may not necessarily be substantially absorbed during periods of increased domestic drilling activity since foreign producers of oilfield products may increase their exports to the United States market.

Easing of United States government import trade restrictions could increase foreign competition in our industry and decrease our sales and our profits, particularly in the case of oil and gas casing and tubing and line pipe.  The domestic steel industry historically has faced significant competition from foreign steel producers.  The level of imports of OCTG, which has varied significantly over time, affects the domestic market for these goods.  High levels of imports reduce the volume sold by domestic producers and tend to suppress selling prices, both of which have an adverse impact on our business.

The level of imports of oil and gas casing and tubing and line pipe is affected by numerous factors, including:

•                  overall world demand for oil and gas casing and tubing and line pipe;

•                  domestic and foreign inventory levels of casing, tubing and line pipe;

•                  the purchasing pattern of distributors and end users;

•                  domestic and foreign trade policy; and

•                  the relative value of the United States dollar.

Many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions.  Actions motivated by these factors could increase competition and cause our sales to decrease.

Anti-dumping and countervailing duty orders applicable to our industry are limited to specific countries, are largely under appeal and may be revoked as a result of periodic “sunset reviews.”  In addition, an individual exporter may obtain revocation as to itself under specific circumstances.  In June 2000 the United States government completed sunset reviews of orders covering Canada and Taiwan and revoked both orders.  While the United States government completed sunset reviews of orders covering Argentina, Italy, Japan, Korea and Mexico in June 2001 and kept those orders in place, the orders remain subject to future sunset reviews beginning in 2006, and to annual reviews by the Department of Commerce.  The affirmative sunset review determinations have been appealed to the Court of International Trade, and Argentina has appealed to the World Trade Organization.  If those orders are revoked in full or in part or the duty rates are lowered, we could be exposed to increased competition from imports that could decrease our sales and profits.

In March 2004, the domestic line pipe industry filed anti-dumping cases against imports of line pipe from China, Korea, and Mexico.  Despite mixed preliminary dumping findings by the Department of Commerce in October 2004, high margins against China and Mexico and low or de minimis margins against Korea, the industry withdrew the petitions in February 2005 based on the significant profitability improvements in the industry in 2004.  However, the withdrawal of the petitions may lead to higher import levels, which could negatively impact our line pipe shipments levels and prices.  Such increased competition could decrease our sales and profits and have a material adverse effect on our business, operating results or financial condition.

The United States’ or any other government’s future actions regarding import duties or other trade restrictions on imports of oil and gas casing, tubing products, line pipe or other steel products could reduce our sales of such products.

Difficulties in integrating potential acquisitions could adversely affect our business, operating results and financial condition.  We regularly evaluate potential acquisition opportunities to support and strengthen our business.  We might not be able to locate suitable acquisition candidates, acquire candidates on acceptable terms or integrate acquired businesses successfully.

Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results and financial condition.  In addition, we may issue shares of our common stock in order to consummate future acquisitions.  Such issuances might have a dilutive effect on our current equity holders.  Furthermore, the process of integrating acquired businesses effectively involves the following risks:

•                  assimilating operations and products may be unexpectedly difficult;

•                  management’s attention may be diverted from other business concerns;

•                  we may enter markets in which we have limited or no direct experience; and

•                  we may lose key employees of an acquired business.

Our commercial alliances with other OCTG, line pipe, and specialty tubing mills may not continue which could adversely affect our business, financial condition, and revenues.   We maintain commercial relationships with several tubular producers, which we do not own, that provide us exclusive distribution rights of their products in specific geographic regions, principally marketing and sales of oilfield tubular products in the United States.  These mills produce specific products that expand our product offerings to our customers and allow us to concentrate our capital expenditures and manufacturing expertise on our more premium products.  These alliances accounted for 18% of our total oilfield products segment revenues in 2004.  A loss of one or more of these alliance relationships could reduce our ability to offer these specific products to our customers and therefore, adversely affect our business, financial condition, and our revenues.

We are subject to numerous lawsuits concerning exposure to asbestos on our premises which could adversely affect our financial condition.  During the last six years our Lone Star Steel subsidiary has been named as one of a number of defendants in 42 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  Three pending asbestos-related claims have been asserted against another of our subsidiaries.  We did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by our insurance.  Although we have accrued for our estimated exposure to known claims, we do not know the extent to which future claims may be filed, and therefore we cannot estimate our exposure, if any, to unasserted claims.

Failure to renew or reach acceptable new collective bargaining agreements could result in labor disruptions which could adversely affect our business, financial condition and revenues.  Our subsidiaries are subject to three collective bargaining agreements.  At December 31, 2004, Lone Star Technologies and its subsidiaries had approximately 2,422 employees, of whom approximately 994, all at our Lone Star Steel subsidiary, are part of collective bargaining agreements with three unions.  The majority of these union workers are production and maintenance workers represented by the United Steel Workers of America under a contract which expires on May 31, 2005.  The two other agreements, covering an aggregate of approximately 15 of our warehouse and plant security workers as of December 31, 2004, expire on May 31, 2005 and September 30, 2006, respectively.  A collective bargaining agreement covering 48 warehouse and maintenance employees of Star Tubular Services, a subsidiary of Lone Star Steel, expired in February 2004 and the employees have worked without a contract since that time.

Collective bargaining agreements with our employees generally cover wages, health care benefits and retirement plans, seniority, job classes and work rules.  Failure to renew these agreements upon expiration or to establish new collective bargaining agreements on terms acceptable to us could result in work stoppages or other labor disruptions which could adversely impact our customer relationships, financial condition and results of operations.

We would have greater taxable income, and therefore be subject to increased federal income taxes, if we lose our federal tax net operating loss carryforwards due to our, or the consolidated group with whom we file tax returns, experiencing an ownership change of more than 50%.    We had federal income tax net operating loss carryforwards of approximately $263 million at December 31, 2004 that, if not utilized to reduce our taxable income, will expire in varying amounts between years 2005 and 2023.  Our ability to use these net operating loss carryforwards to reduce taxable income is dependent upon our not experiencing an ownership change of more than 50 percentage points as defined by IRS regulations.  Lone Star’s common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit the availability of our net operating loss carryforwards.  In addition, a portion of our net operating loss carryforwards relates to our former subsidiary, American Federal Bank, F.S.B., and is subject to an agreement with the Federal Deposit Insurance Corporation under which we may be required to pay that government agency for certain tax benefits relating to the use of the net operating loss carryforwards.

Our significant shareholders, whose interests may not be aligned with yours, will be able to significantly influence the outcome of shareholder votes.   As of December 31, 2004 a significant shareholder group collectively owned approximately 16.8% of our common stock.  Accordingly, these shareholders, as a group, will be able to significantly influence the outcome of shareholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our certificate of incorporation or bylaws, and the approval of mergers and other significant corporate transactions, and their interests may not be aligned with yours.  One of the eight members of our Board of Directors serves on our Board at the request of this significant shareholder group.  The existence of these levels of ownership concentrated in a few persons makes it less likely that any other holder of common stock will be able to affect our management or direction.  These factors may also have the effect of delaying or preventing a change in our management or voting control or our acquisition by a third party.

We have unfunded pension plan liabilities of at least $29.3 million, which could result in claims against our assets if the plans’ assets are insufficient to satisfy pension obligations.  Our three defined benefit pension plans for our Lone Star Steel subsidiary’s bargaining unit employees were underfunded by an aggregate of approximately $29.3 million as of December 31, 2004 using an investment return assumption of 8% per annum and a discount rate of 6.25% per annum.  Moreover, if the plans were terminated under the distress termination provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, would have claims against our assets for the amount necessary to satisfy the plans’ unfunded benefit liabilities under the PBGC’s actuarial assumptions, which amount may be greater than $29.3 million as of December 31, 2004.

Various governmental regulations and environmental risks applicable to our business may require us to take actions which will adversely affect our results of operations.  Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including regulations with respect to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials.  Although we believe we are in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the presently unpredictable ultimate cost of compliance with these requirements could affect our operations.  We may be required to make significant expenditures to comply with governmental laws and regulations.  Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could have a material adverse effect on our results of operations and financial condition.

Potential casualties and product liability claims relating to the products we manufacture, service and sell to the oil and gas industry and industries using heat recovery applications could harm our business.  The oil and gas casing, tubing, coupling and line pipe products we manufacture and service are sold primarily for use in oil and gas drilling and transmission activities, which are subject to inherent risks, including well failures, line pipe leaks and fires, that could result in death, personal injury, property damage, pollution or loss of production.  In addition, defects in our specialty tubing products could result in death, personal injury, property damage, pollution, damage to equipment and facilities or inefficient heat recovery.  We warrant our oilfield products, specialty tubing, and the commercial alliance products we sell or distribute to be free of various defects.  Actual or claimed defects in our products and services may give rise to claims against us for losses and expose us to claims for damages.  Our insurance may be inadequate or unavailable to protect us in the event of a claim or our insurance coverage may be canceled or otherwise terminated.

Market volatility and downturns of industries that use our Fintube products for heat recovery applications could reduce demand for those products and adversely affect our revenues.   Our Fintube subsidiary is the largest domestic specialty tubing manufacturer of heat recovery finned tubulars, which are used in various applications including fuel economizers, petrochemical plants, refineries and combined-cycle electrical power generation plants.  Our Fintube business is therefore dependent on power plant construction, the cost of alternative fuels for power generation and, to a lesser extent, industrial plant processing and petrochemical plant construction.  Demand for these products has been down since fourth quarter 2001 as construction of new power plants was curtailed due to lower energy demand attributable to the slowdown in the general economy and constraints on capital to fund the construction projects.  Power plant construction curtailments and cancellations are expected to continue.  This construction activity and the corresponding demand for our Fintube products are also related to natural gas and oil prices and are therefore subject to the volatility of the oil and gas market.  Demand for these products fluctuates significantly in response to a number of economic, market and other factors, most of which are beyond our control.  A decrease in demand for these Fintube products could adversely affect our results of operations.  Some additional factors affecting demand are:

•                  the level of consumer and industrial demand for electrical power generation;

•                  fluctuations in construction levels of gas-fired, combined-cycle power generation plants;

•                  the price and amount of imports of foreign boiler tubes, finned tubes and other products;

•                  worldwide and domestic supplies of natural gas;

•                  weather conditions; and

•                  domestic and foreign governmental regulations and taxes.

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

Achieving increased production, greater productivity and penetration into new markets through capital investment and commercial alliances expansion. Our customers demand a broad product line and a quick delivery response.  Our operational flexibility gives us the ability to match production to customer needs and has earned us the reputation of having the shortest order to delivery times in the industry.  We constantly seek to improve our production efficiency by upgrading our manufacturing methods and processes.  By becoming more efficient, we will be able to continue offering our products at attractive prices to an increasing number of customers. Through our exclusive commercial alliances with several mills, we have been able to outsource production of specific types of OCTG, line pipe, and specialty tubing, enabling us to concentrate our capital expenditures and manufacturing expertise on our premium products and new technologies.  Expanding these alliances will enable us both to offer a wider variety of tubular products to our customers and to increase our offering of premium products.  For example, we initiated two new alliances during the year, one with a Russian tubular producer and the other with a Brazilian tubular producer, both of which further expand our product offering.  Through our alliances and with Star Energy Group, we now deliver the industry’s most complete line of oilfield tubular products and services.

Continuing to develop and market new product applications and technologies. We have the products, the engineering capabilities, and the commitment to provide solutions so customers think of Lone Star first when they have a need, even if it is a need that has never been met before.  Commercial leadership demands that we continually look for new ways to do business.  We have historically been successful in pioneering new production methods to expand the market acceptance of our oil country tubular goods, line pipe, and specialty tubing products. For example, we pioneered the electric resistance welded, full-body normalized process, which, together with our extensive heat-treating capabilities, enables us to manufacture and sell our oil country tubular goods and line pipe for deep wells and other critical applications. We have also developed expandable casing products which are used in critical repair and extended reach drilling applications to save time and costs for our customers.  In addition, we have produced and sold slotted tubes for expandable sand screens and new riser sleeves to provide solutions for completion in unconsolidated sand formations and subsea completions, respectively.  We will continue to invest in new equipment technologies and develop new products for the markets we serve.

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

INDUSTRY BACKGROUND

Oilfield Products.  The product group referred to as oil country tubular goods, or OCTG, includes casing and tubing, which we manufacture, as well as drill pipe.  We do not currently manufacture drill pipe.  Casing acts as a structural retainer wall in oil and natural gas wellbores to provide support and prevent caving during drilling operations and is used to protect water-bearing formations during the drilling of a well. Casing is generally not removed after it has been installed in a well. Tubing, which is used to transmit oil and natural gas to the surface, may be replaced during the life of a producing well.

Demand for oil country tubular goods depends on several factors most notably the number of oil and natural gas wells being drilled, completed and re-worked, and the depth and drilling conditions of these wells. The level of these activities depends primarily on the demand for natural gas and oil and the expectation of future prices of these commodities. A key indicator of domestic demand is the average number of drilling rigs operating in the United States.  According to the Baker Hughes rig count, the most commonly cited indicator of the level of domestic drilling activity, the average United States rig count was 1,192 working rigs in 2004 compared to 1,032 and 830 in 2003 and 2002, respectively, the highest annual average in the last fifteen years.

Rigs drilling offshore in the United States in 2004 fell to an average 97 rigs compared to 108 rigs during 2003 and 113 rigs during 2002, though the average for the final month of 2004 and through the first month of 2005 rose to 105 rigs indicating a possible positive trend toward deeper drilling.  Further supporting this assertion, the number of rigs drilling at depths of 8,000 feet and deeper, which is the general depth in which alloy-grade OCTG is employed, was 979 at the end of 2004, an increase of 16% from the end of 2003.  At year-end 2004, 1,243 rigs were working, of which 85% were drilling for natural gas.

Further impacting demand for oilfield products in 2004 were rising natural gas and crude oil prices.  Average 2004 natural gas prices at the Henry Hub increased nearly 7% over the 2003 average.  The average price of West Texas Intermediate crude oil increased 31% in 2004 compared to 2003.  These factors led to continuing strong demand for our oilfield products.

The oil country tubular goods market is also affected by the level of inventories maintained by manufacturers, distributors, threading companies, and end users.  During downturns in drilling activity, customers typically utilize the inventory of these products rather than purchase new products, causing demand for new production to further decrease.  Conversely, in periods of increased drilling activity, increases in oil country tubular goods inventory levels by distributors and end users typically occur, accelerating demand for new production.  However, throughout 2004 although drilling activity had increased over the prior year, distributor inventory remained at lower than anticipated levels, especially in the fourth quarter of 2004 as distributors remained cautious purchasing inventory for spot resale due principally to uncertainties about future OCTG pricing.

The amount of imported oilfield products also affects the oil country tubular goods market.  According to statistics from the U.S. Department of Commerce, imported oil country tubular goods accounted for approximately 40% of the apparent domestic oil country tubular goods consumption in 2004 and 35% in 2003.

Protective tariffs on oil country tubular goods from Argentina, Japan, Korea, Italy and Mexico remain in effect from successful 1995 trade suits.  The protective tariffs are subject to sunset review in 2006.  The quantity of imported electric resistance welded (“ERW”) line pipe in sizes up to 16-inches in diameter accounted for 57% of total consumption in 2004 and 56% in 2003.  The industry filed trade cases against China, Korea, and Mexico in March 2004 but the cases were subsequently dropped on February 1, 2005 prior to hearings being scheduled by the International Trade Commission.  These cases could possibly be renewed in the future.

Manufacturers produce oil country tubular goods in numerous sizes, weights, grades, and thread profiles. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance, and other performance characteristics. Oil country tubular goods are generally classified by “carbon” and “alloy” grades. Carbon grades of oil country tubular goods have yield strengths of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of oil country tubular goods, often referred to as premium oil country tubular goods, have yield strengths of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet or for high temperature wells, highly corrosive wells, or other critical applications.

Carbon and alloy grades of oil country tubular goods are available from both electric resistance welded and seamless tube producers.  Electric resistance welded tubes are produced by processing flat rolled steel into strips which are cold-formed, welded, full-body normalized or seam-annealed, and end-finished with threads and couplings. Seamless products are produced by individually heating and piercing solid steel billets into tubes and then end-finishing those tubes into oil country tubular goods in a manner similar to electric resistance welded pipe.

Based on published industry statistics, electric resistance welded products have accounted for approximately half of total consumption of oil country tubular goods.  Electric resistance welded, full-body normalized casing and tubing and seamless casing and tubing compete for critical applications such as deep natural gas wells and offshore wells. Customers purchasing products for these applications require high-performance oil country tubular goods that can sustain enormous pressure as measured by burst, collapse, and yield strength. Operators drilling shallow wells generally purchase oil country tubular goods based primarily on price and availability, as these wells require less stringent performance characteristics.

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

The demand for precision mechanical tubulars and other specialty tubing used for automotive, fluid power, and other mechanical applications is cyclical and dependent on the general economy, the automotive and construction industries, product inventory levels, and other factors affecting general domestic industrial activity.  Demand for precision mechanical tubulars within the traditional markets significantly increased in 2004 as a result of the overall economic improvement experienced in the United States during the year.  The increased demand across most manufacturing sectors boosted the demand for precision mechanical tubulars in 2004 at a rate significantly higher than what was experienced in 2002 and 2003.  We experienced a slight decrease in the latter half of the fourth quarter of 2004 due to expected seasonality.

Demand for heat recovery tubular products, or finned tubes, depends on several factors including industrial processing plant and petrochemical plant construction, the cost of alternative fuels for power generation and combined-cycle electrical power plant construction.  Demand for combined-cycle electrical generated power slowed considerably in 2002 and remained slow throughout 2003 and 2004 as construction of new power plants was curtailed due to lower energy demand attributable to the slowdown in the general economy, high natural gas prices, and constraints on capital to fund new plant construction.  Also, the final assembly of power plant components continues to move to lower cost foreign labor markets.

Flat Rolled Steel and Other Products.  The market for flat rolled steel is affected by a number of factors, including price, capacity utilization, and material costs.  Flat rolled steel is sold in highly competitive markets and price, quality, and availability are the main determinants of customer purchasing decisions.  Other products consist of tubular goods that serve a variety of uses, such as structural piling applications in the construction industry.

OUR OILFIELD PRODUCTS

We manufacture and market premium oil country tubular goods. Our oil country tubular goods, also referred to as OCTG, include casing and production tubing but not drill pipe. We also manufacture and market line pipe and couplings and we provide a complete line of oilfield tubular finishing services including threading and inspection.

Oil Country Tubular Goods – We manufacture premium alloy and carbon welded oil country tubular goods, including casing, which acts as a structural retainer wall in oil and natural gas wellbores, and production tubing, which transmits hydrocarbons to the surface.  We also market and sell under exclusive arrangements oil country tubular goods produced by other manufacturers that we refer to as alliance mills.  We offer casing and tubing products with the widest variety of diameters, grades and wall thicknesses in the United States. This variety provides us with a distinct competitive advantage as a single source supplier of a complete range of oilfield casing and production tubing. As a result of our broad product range and unique heat-treating capabilities, we are able to service nearly all typical drilling applications for oil and natural gas wells.

Casing, which historically represents 75% to 80% of our oil country tubular goods revenues, is the structural retainer wall in oil and natural gas wellbores. It also serves to prevent pollution of nearby water reservoirs and contamination of a well’s production. Casing is generally not removed after it has been installed. Production tubing is installed within the casing to convey oil and natural gas to the surface. We offer the widest range of grades and outside diameters in casing (3 1/2” to 20”) and tubing (1.9” to 3 1/2”) produced in the United States, including products that have been successfully used in wells with depths of over 30,000 feet.

Our premium product line includes tubulars manufactured with the electric resistance welded, full-body normalized process and other thermal techniques that we pioneered. Because this process gives our tubes better performance characteristics than typical seam-annealed casing and tubing, we are able to serve both primary markets for oil country tubular goods: deep critical wells and shallow wells. Our premium products successfully compete both with seamless oil country tubular goods for critical applications and with conventional seam-annealed tubular products manufactured for shallow wells.  We also offer seamless and seam-annealed products through our alliance marketing arrangements with other producers.

Critical applications, such as deep natural gas wells and offshore wells, require high-performance casing and tubing that can withstand enormous pressure as measured by burst strength, collapse strength, and yield strength.  Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. In our electric resistance welded, full-body normalized manufacturing process, which meets and exceeds API standards, we heat treat the entire tube and not just the weld area. This process strengthens the entire tube and makes our premium casing, tubing, and line pipe interchangeable with seamless tubulars for nearly all critical applications.  Revenues from our high-strength alloy grade products increased slightly to 64% of total OCTG revenues in 2004 from 62% in 2003.

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

Line Pipe – We offer the widest size and chemistry range of line pipe used to gather and transmit oil and natural gas in the United States with outside diameters from 2 3/8” to 60”.  Historically, approximately 15% to 20% of our oilfield product revenues are from line pipe sales.

Couplings – Through our Wheeling subsidiary, part of our Star Energy Group, we produce a full range of coupling products used to connect individual sections of oilfield casing and production tubing from 2 3/8” to 20”, including premium grades and premium threads.  The demand for coupling products is correlative to demand for OCTG products.  Prior to its acquisition by Lone Star, Wheeling had a multi-year partnering arrangement with Steel to provide 100% of Steel’s coupling requirements.  In addition to Steel, which comprised approximately 41%, 43%, and 47% of Wheeling’s 2004, 2003, and 2002 sales respectively, Wheeling maintains contract distribution arrangements with other large domestic OCTG producers and sells coupling products to certain distributors of OCTG products.

Finishing – By acquiring DTP and DTI during 2003, we took another major step toward providing complete tubular solutions for our customers.  DTP and DTI provide the full-size range of OCTG finishing, including premium threading, heat-treating, upsetting, inspection, and storage services.  They join Bellville and Wheeling as part of our Star Energy Group.

Sales and Distribution.  Our domestic oil country tubular goods sales distribution network includes 14 non-exclusive stocking distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. We also sell line pipe through distributors and to end-users. Internationally, oil country tubular goods are sold through distributors and trading companies as well as directly to end-users.  Less than 1% each of the shipments of oil country tubular goods and line pipe in 2004 were to destinations outside the United States.  Our three largest customers, all distributors of our oilfield products in 2004, accounted for approximately 15%, 14%, and 12% respectively, of the total oil country tubular good tons we shipped. About 75% of the oil and natural gas wells drilled in the United States in 2004 were located within an approximate 750 mile radius of our mills in Texas.  The majority of our oilfield products were sold for use in Texas, Oklahoma, Louisiana, New Mexico, and Kansas, as well as the Gulf of Mexico, which is less than 250 miles from our mills.

Alliance Mills.  In addition to production from our mills, we have marketing agreements to sell other steel oilfield tubular products manufactured by several companies. Through commercial alliances with several mills, we have expanded our oilfield product offering. These arrangements enable us to outsource production of specific products, allowing us to offer a wider variety of casing, tubing, and line pipe without a permanent capital investment. These alliances allow us to concentrate our capital expenditures and manufacturing expertise on our premium products, while offering our customers a complete size range of casing, tubing, and line pipe. These transactions are performed on a commission basis and through purchase and resale of the products.  Our alliance arrangements accounted for approximately 18%, 17%, and 21% of our revenues from oilfield products during 2004, 2003, and 2002, respectively.

Competition.  Oil country tubular goods and line pipe are sold in highly competitive markets. Once users of oil country tubular goods determine which performance characteristics are relevant, they base their purchasing decisions on four factors: quality, availability, service, and price. We believe that we are competitive in all of these areas. We successfully compete with both seamless oil country tubular goods and seam-annealed electric resistance welded products, as described above under “Business-Industry Background – Oilfield Products.”  Our electric resistance welded, full-body normalized casing and tubing products compete with seamless oil country tubular goods, and we offer products with the widest variety of diameters, grades, and wall thicknesses in the United States.  Several domestic manufacturers produce limited lines of oil country tubular goods, and a number of foreign manufacturers produce oil country tubular goods for export to the United States.

The level of imports of oil country tubular goods has been reduced by the existence of anti-dumping duty orders.  Since 1995, the level of imports of oil country tubular goods from Argentina, Italy, Japan, Korea, and Mexico has been greatly reduced by the existence of anti-dumping duty orders covering imports from these countries.  The orders may also have had a beneficial impact on prices for oil country tubular goods in the domestic market. Affected parties can request administrative reviews of imposed duties and tariffs.  The protective tariffs are subject to sunset review in 2006.

Despite the existence of various anti-dumping duty orders, imports were 40% of apparent domestic consumption in 2004 and 35% in 2003.

In March 2004, the domestic industry, including us, filed petitions alleging the dumping of line pipe from China, Mexico, and Korea.  In February 2005, the industry withdrew the petitions and the investigations were terminated.

OUR SPECIALTY TUBING PRODUCTS

Our specialty tubing business includes the manufacture, marketing, and sale of a variety of tubular products. Our specialty tubular products are generally high value-added premium or custom products often involved in exacting applications.  Our specialty tubing products include finned tubulars used in industrial processing, petrochemical plants, and power technology applications.

 Precision Mechanical Tubulars – We have one of the largest production capacities in the world for precision mechanical tubular products using the Drawn Over Mandrel (“DOM”) manufacturing process. The use of the DOM manufacturing process enables us to achieve higher critical tolerances and dimensional control than other processes. Our precision mechanical tubular product line includes a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties. Our precision mechanical tubular products have the widest size range in the world, from 1/2” to 15” in outside diameter, and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties, and surface finishes. Product uses include the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods, and liner hangers. As a result of the wide range of industrial applications for precision mechanical tubular products, sales traditionally follow general domestic economic conditions.

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

Heat Recovery Tubular Products – We manufacture custom-engineered specialty finned tubular products used in a variety of heat recovery applications. We have the major portion of domestic manufacturing capacity of finned tubes that are used in heat recovery steam generators.  Finned tubes are steel tubes with various types of fins or studs welded to the outside to increase the amount of surface area for maximized recovery of heat.  Our heat recovery products are used in fuel economizers, petrochemical plants, refineries, and combined-cycle electrical power generation.

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

Other Specialty Tubing Products – We also produce hot finished specialty tubing. We have developed new thick wall products using enhanced hot reduction technology for applications such as heavy axles for trailers and light axles for trucks, including sport utility vehicles that were typically made out of seamless tubes.  This product is also used for other industrial applications.

Sales and Distribution.  Domestically, we market and sell our precision mechanical tubulars through major non-exclusive steel service centers and directly to end-users.  Our precision mechanical tubulars have detailed design specifications and are manufactured to extremely precise processing requirements.  Our closely controlled manufacturing process results in an efficient low cost sourcing solution for large purchasers. Internationally, the majority of our precision mechanical tubulars is currently sold to end-users and exports accounted for approximately 7%, 3%, and 11% in 2004, 2003, and 2002 respectively, of the shipment volume of our precision mechanical tubulars.  We market and sell our finned tubes and other heat recovery products through four outside sales managers providing direct sales to most original equipment manufacturer (“OEM”) accounts and through approximately 50 independent sales representative companies which sell to end-users and contractors. Since reorganizing our heat recovery tubular products around new marketing and commercial lines directed at more traditional heat recovery markets including fuel economizers and traditional boiler applications, we have experienced increased activity related to the improving general domestic industrial economy. Exports of finned tubulars and other heat recovery tubes accounted for approximately 16%, 21%, and 11% of the revenues from those products in 2004, 2003, and 2002, respectively.

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

OUR FLAT ROLLED STEEL AND OTHER PRODUCTS

Products and Services.  We also manufacture and market flat rolled steel and other miscellaneous products that are secondary to our manufacture of oilfield and specialty tubing products.  We have a rolling mill that has the capacity to produce 1.25 million tons of flat rolled steel per year.  Participation in flat rolled steel markets allows us to maintain flexibility in procurement of lower cost steel.   Flat rolled steel, produced primarily for the manufacture of oilfield and specialty tubing products, is also sold to fabricators of large diameter transmission pipe, storage tanks, rail cars, and a variety of other construction and industrial products.

We also market other products such as tubulars for use in structural and piling applications in the construction industry, and we provide transportation, storage, and other services.

We also have a supplementry stand-alone steel coil slitting business. This business includes a steel coil storage and processing business, where we provide toll slitting services for major steel customers and also provide steel storage and custom cutting. The steel coil division ships its processed steel on a just-in-time basis principally to our finned tubing manufacturing operations and to outside customers.

Sales and Distribution.  We manufacture and sell flat rolled steel directly to end-users and through service centers, primarily in the Southwestern region of the United States.  Our two largest customers of our flat rolled steel accounted for approximately 69% of our flat rolled steel sales in 2004, as well as substantially all other sales of miscellaneous tubular products other than oilfield and specialty tubing products. One of these customers has steel processing facilities located adjacent to our facilities in Lone Star, Texas, and those facilities purchase most of their flat rolled steel from us.  Sales to these two customers represented approximately 7% of our total revenues in 2004 and 2003 and 8% in 2002.

We also provide flat rolled steel processing services to steel mills where we receive processing revenues but do not purchase and resell steel.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

For financial information for each segment regarding revenues, profits or losses (as applicable) and total assets, see “Business Segments – Note B” of the Notes to Consolidated Financial Statements.

CUSTOMERS

We sell our oilfield products through our exclusive distributors to numerous end-users, including BP, ChevronTexaco, El Paso Exploration, Anadarko Petroleum, Devon Energy, Burlington Resources, Apache, and ExxonMobil. We sell our finned and other heat recovery tube products to over 50 end-users, including Foster Wheeler, Chicago Tube and Iron, Peerless, Alstom Power, Cerrey, Nooter Eriksen, and Vogt Power International.  We sell our precision mechanical tubulars to such distributors and end users as Chicago Tube and Iron, Earle M. Jorgensen Company, Marmon/Keystone, Hyva, DaimlerChrysler, Ford Motor Company, and Dana.

RESEARCH, DEVELOPMENT, INFORMATION TECHNOLOGY AND PATENTS

We are committed to technologically innovative product development. With respect to oilfield products, we collaborate with customers and industry groups to develop new grades of oil country tubular goods as well as new products, such as expandable casing. Our expandable casing product was developed for a joint venture between Shell Oil Company and Halliburton Company and was first successfully installed in late 1999 in the Gulf of Mexico.  As of December 2004, there have been more than 290 successful installations totaling more than 61 miles of expandable tubulars for 67 end-users in 20 countries.  We have also developed slotted tubes for expandable sand screens and riser sleeves to provide new product solutions for our customers.  Our technical knowledge and high-performance casing products are also being applied in an innovative method for drilling wells using casing instead of drill pipe.  We also have used our expertise to develop high-strength, thick wall line pipe for offshore applications. In addition, we developed ultrasonic testing methods to assure the quality of our tubing. In the specialty tubing area, our product developments include the Aeroseg finned tube, a thermal mechanically processed Drawn Over Mandrel product called QDOM for applications requiring extreme mechanical properties and thick wall products using hot reduction technology for applications such as heavy axles that are normally made out of seamless tubes.  We hold several United States patents covering some of our manufacturing processes and products.

We have made significant investments in information technologies that provide the platform for internet-based commercial marketing and resource constrained production planning. We believe our information technologies capabilities will allow us to more effectively run our facilities, give our customers excellent service, and facilitate web-based commercial initiatives.

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

The annual rated capacity of our facilities in Lone Star, Texas approximates 1,250,000 flat rolled tons and 1,000,000 welded pipe tons. We have access through marketing arrangements and alliances with mills for additional oilfield tubular capacity of approximately 500,000 tons per year.  Our electric arc furnaces (“EAF”) have an estimated capacity of 360,000 ingot tons.  In 2004, the precision mechanical specialty tubing facilities operated at 64% of capacity.  The rolling mills and pipe mills generally operated at 64% and 67% of capacity, respectively, while the electric arc furnaces (“EAF”) generally operated at 92% of capacity in 2004.

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

Delta Tubular Processing (“DTP”) is a licensed API processor for upsetting, threading, and heat treating of OCTG products to API specifications.  DTP has two upsetters that are capable of upsetting tubing, two quench and tempering operations that can heat treat tubing and coupling stock through 3.668” outside diameter (OD), and one full-body normalizing line that can normalize tubing up to 4 ½” OD.  DTP has two hydrostatic tubing testers, two high-speed PMC tubing threaders, one threading repair line, and one NDT (non-destructive testing) operation.  The facility capacity is calculated to be 120,000 tons per year with an average mix of products.  DTP operates on an 80-acre tract in Houston, Texas with 150,000 square feet of building use and leases an additional building with 14,500 square feet which houses its second heat treat line.

Delta Tubular International (“DTI”) is a licensed API processor for OCTG casing for sizes ranging from 4 ½” to 20” OD. We have two Four-Function Electro Magnetic Inspection lines that inspect pipe ranging from 2 3/8” through 13 3/8” OD and one ultrasonic line for full body ultrasonic inspection up to 20” OD. We have three double-ended thread lines capable of threading API and Specialty threads from 4 ½” through 20” OD pipe.  Our annual rated capacity for casing threading is 225,000 tons and inspection is 450,000 tons.  This facility is located on a 150-acre tract in Houston, Texas with 117,000 square feet of building usage.  We completed installation of a new, state-of-the-art UT line and two new CNC (computer numerical control) threaders in the second half of 2004, which will increase these capacities.

Both DTP and DTI facilities have truck and rail access, and are located in close proximity to the Houston Ship Channel.

We have a major portion of the North American manufacturing capacity for production of finned tubes for heat recovery applications.

RAW MATERIALS AND INVENTORY

In general, we attempt to procure raw materials and manage our finished goods inventory in a manner that will provide:

•               significant flexibility in responding to the levels of demand for our various products;

•               a short lead time in filling our customers’ orders;

•               a broad product range offering; and

•               the ability to offer our products at competitive prices.

We generally produce oil country tubular goods and line pipe to fill specific orders and, accordingly, we maintain the majority of our inventory in the form of steel slabs and coils, while work-in-process or finished goods are generally earmarked for specific orders. Some work-in-process and finished goods inventories are maintained in order to provide flexibility in responding to customer delivery demands.

The majority of domestic steel mills produced at higher levels in 2004, limited at times only by their inability to obtain adequate supplies of inputs such as coke for blast furnaces and scrap.  Prices on the domestic and global steel markets saw historic highs in 2004 as demand for steel surged, particularly by increased consumption in certain Asian markets.  We continue to believe that steel costs will remain volatile in 2005 and there are currently no strong indicators that steel costs will moderate significantly in the coming year.

We can use steel slabs, scrap steel, and steel coils in the manufacture of our tubular products. We purchased steel slabs to meet approximately 63% of our steel needs in 2004, down from 80% in 2003 as we expanded our steel scrap purchases to source greater amounts of internally produced flat-rolled steel from our East Texas electric arc furnace operations.  Generally, we commit to purchase slabs 60 to 90 days prior to production.  We anticipate again using steel slabs for most of our production needs in 2005. Our principal raw material for our internally produced steel slabs is scrap steel, which is internally generated from our operations and available in the spot market. The volatile price of steel is influenced by a number of competitive market conditions beyond our control, and is not directly related to the demand for our products.

Raw materials for our specialty tubing products are readily available from multiple sources. Steel coil is the primary raw material used in the manufacture of our finned tubular products and in the manufacture of our precision mechanical tubulars. We usually produce our specialty tubing products to meet specific orders and, accordingly, inventory is managed to minimize the amount of finished goods on hand. Work-in-process inventories are maintained in order to provide flexibility in responding to customer needs.

We manufacture flat rolled steel primarily for use in producing oilfield and precision mechanical tubulars, but also for sale to third parties.  We manufacture flat rolled steel using both purchased steel slabs and internally produced slabs on our rolling mill.

EMPLOYEES

At December 31, 2004, Lone Star Technologies employed approximately 2,422 employees.  Of this number, approximately 994 employees, all at Steel, are a part of collective bargaining agreements with three unions, the International Bricklayers of America (“Bricklayers Union”); Security, Police & Fire Professionals of America (“Security Union”); and the United Steel Workers of America (“Steel Workers Union”).

The collective bargaining agreement between Steel and the Bricklayers Union has an expiration date of May 31, 2005 and covers three brick masons.  The agreement between Steel and the Security Union has an expiration date of September 30, 2006 and covers twelve security professionals.  The agreement between Steel and the Steel Workers Union has an expiration date of May 31, 2005 and covers 979 production and maintenance employees.  Steel has begun discussions with the Steel Workers Union to identify the location and start date for the negotiations.  The Company considers its relationship with these bargaining units as good.

The agreement between Star Tubular Services, Inc. (“STSI”), a wholly-owned subsidiary of Steel, and the Steel Workers Union expired in February 2004.  The expired agreement covered 48 warehouse and maintenance employees.  The wages have remained intact; however, the benefits have been adjusted to a similar plan of the salaried employees of Steel.  Steel and the Steel Workers Union representing the 48 STSI employees have reached a tentative settlement agreement to resume negotiations during 2005.  We cannot predict the outcome of these contract negotiations.  Steel considers the current relationship with the associated workforce acceptable and the employees continue to work without a contract.

We are committed to providing a clean, safe workplace through the establishment and support of health and safety programs that meet or exceed the Occupational Safety & Health Administration’s (“OSHA”) standards.  We have developed safety procedures that are utilized in the training of new employees as well as promote the specific hazards related to each specific operation.  We have also implemented a behavior-based safety program that is employee driven to improve safety performance.

On July 29, 2004, the Texas Workers’ Compensation Commission (“TWCC”) notified Steel that we had been identified as a hazardous employer, and that the designation is in effect until July 29, 2005.  TWCC determined that Steel’s number of injury cases with eight or more lost workdays during the period from October 1, 2002 through September 30, 2003, exceeded the expectation for steel pipe and tube manufacturers (SIC Code 3317).  Prior to the receipt of this notification, Steel had re-implemented its early return-to-work program.  There was a 46% reduction in the number of cases with eight or more lost workdays in the subsequent 12-month period.  Steel continues its efforts to identify and correct workplace hazards and reduce at-risk behaviors.

We endeavor to provide a safe and healthful work environment for our employees, contractors, vendors, and visitors to our facilities.  We frequently evaluate and update our programs to ensure compliance.  We encourage all employees to be involved in our safety efforts.  We utilize a variety of methods to increase the skills and knowledge of our employees to improve safety performance.

FOREIGN OPERATIONS

Our export sales to destinations outside the United States were approximately $30.0 million in 2004, $13.3 million in 2003, and $24.0 million in 2002.  We own a manufacturing facility in Quebec, Canada and lease a manufacturing facility in Monterrey, Mexico.  Long-lived assets maintained in Quebec, Canada were $3.0 million, $3.1 million, and $2.8 million at December 31, 2004, 2003, and 2002, respectively.  Long-lived assets maintained in Monterey, Mexico were $1.5 million, $1.6 million, and $2.1 million at December 31, 2004, 2003, and 2002, respectively.  Our export sales of $30.0 million to destinations outside the United States included $5.9 million from these foreign facilities in 2004.

ENVIRONMENTAL

Oilfield Products.  Steel’s operations are subject to extensive environmental regulations with respect to air emissions, wastewater and storm water discharges, and waste management.  Our environmental protection and improvement expenditures totaled approximately $3.2 million over the past three years, including expenditures related to energy efficiency efforts, asbestos abatement, wastewater treatment system and secondary containment upgrades, waste disposal site closures, and out-of-service facility remediation projects.  We are nearing the completion of installing an acid recovery unit at our specialty tubing operations. This unit will recover and recycle sulfuric acid generated during pickling of specialty tubing and reduce risks associated with offsite shipments of the hazardous material.

In connection with the cleanup of two offsite commercial waste management sites, we, along with many other entities, have been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA).  CERCLA subjects PRPs to potential liability for such cleanup costs.  Cost estimates have been obtained for each of the cleanup actions, and our share has been determined.  Based upon these estimates, we do not believe our liability, individually or in the aggregate, will be material to our financial position and our results of operations.

The solid waste units that received wastes defined as hazardous waste under the Resource Conservation and Recovery Act (RCRA) have been closed.  The two RCRA units requiring continued monitoring are undergoing post-closure care.  Lone Star has submitted a letter to the Texas Commission on Environmental Quality (TCEQ) guaranteeing the remaining cost of post-closure care (estimated to be approximately $380,000), which meets our financial assurance requirements.  The TCEQ is in the process of determining what, if any, corrective action is required to address the remaining non-RCRA solid waste management units.

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

Specialty Tubing.  The operations at Steel to produce specialty tubing and Fintube are also subject to environmental regulations in the area of air emissions, wastewater and storm water discharges, and waste management, and possess necessary authorizations for such activities.  Wastes at Fintube are temporarily stored onsite, but are disposed or recycled offsite by a third party.  Fintube does not use onsite waste disposal units.

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

In addition, our code of business conduct and ethics, Corporate Governance Guidelines, and Charters of the Audit, Corporate Governance, and Human Resources Committees are available on our website and in print to any shareholder who requests a printed copy.

ITEM 2.  PROPERTIES

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas which contains over 2,000,000 square feet of manufacturing space.  The original facilities, constructed in the 1940’s and 1950’s, have been expanded and modernized, and include two EAFs equipped with oxy-fuel burners; two rolling mills, a “two-high” mill that rolls the EAF ingots into slabs and a “four-high” single stand reversing Steckel mill that produces flat rolled coils; coil slitting and handling equipment; two pipe welding mills; seven draw benches, including the largest specialty tubing drawbench in the Western Hemisphere; three heat-treating facilities; numerous types of ultrasonic and electromagnetic testing and inspection equipment; finishing facilities at which oil country tubular goods are threaded and couplings are applied; and various support facilities including a shortline railroad and other transportation and storage facilities.

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

We own 7,000 acres in Texas that was purchased primarily for iron ore, coal reserves, or water rights; and, mineral interests in an additional 12,000 acres in Oklahoma and 60,000 acres in Texas.  No minerals have been recovered from these properties for many years because their use is no longer required in our operations.  We own nominal oil and gas interests in an additional 18,000 acres in Texas.  Our headquarters are located in leased facilities in Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS

In August 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star.  On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment.  The Minnesota Supreme Court decided on August 17, 2004 that it would not review the Court of Appeals’ decision.  At September 30, 2004, Lone Star had a reserve totaling $35 million which included accrued interest of $3 million.  Lone Star paid Cargill $32 million on October 1, 2004 and $2 million on October 6, 2004 to satisfy the judgment.  After the $34 million payment, approximately $1 million of accrued interest remains in the reserve, which represents pre-judgment interest that Lone Star is contesting in the Minnesota courts.

During the last six years, Steel has been named as one of a number of defendants in 42 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  To date several of these lawsuits have been settled for approximately $300,000 in the aggregate.  Of the 42 lawsuits, sixteen have been settled or are pending settlement and twelve have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Three of these lawsuits have been dismissed.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).  In addition, Zink LLC has been named in six lawsuits in which the plaintiffs, two of whom have mesothelioma, allege exposure to asbestos in Zink’s products (three of these have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater.  Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s.  Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.  Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Lone Star’s Common Stock trades on the New York Stock Exchange under the symbol LSS.  The following table summarizes the range of trading prices by quarter for the last two years:

	2004		2003
	High	Low	High	Low
First quarter	$19.98	$14.07	$22.09	$12.00
Second quarter	$28.25	$17.10	$25.25	$19.85
Third quarter	$37.92	$26.13	$21.12	$13.00
Fourth quarter	$40.00	$24.86	$16.86	$12.91

As of February 8, 2005, we had 2,673 common shareholders of record.  We have not paid dividends on our common stock since becoming a public company and have no present plan to do so.

Information required under this item with respect to securities authorized for issuance under equity compensation plans is contained in Lone Star’s proxy statement for the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

 ITEM 6. SELECTED FINANCIAL DATA

($ and shares in millions, except per share and employee data)

	2004	2003(1)	2002(2)	2001	2000 (3)

Oilfield products revenues	$695.4	$364.8	$304.2	$401.9	$362.0
Specialty tubing products revenues	175.1	121.8	165.4	187.7	220.9
Flat rolled and other tubular revenues	96.3	47.5	54.1	60.6	62.4
Total revenues	$966.8	$534.1	$523.7	$650.2	$645.3

Gross profit	$162.0	$5.2	$7.4	$69.3	$85.9
Selling, general, and administrative expenses	(44.6)	(41.8)	(68.2)	(35.7)	(33.7)
Goodwill impairment charge	—	(18.7)	—	—	—
Operating income (loss)	$117.4	$(55.3)	$(60.8)	$33.6	$52.2

Net income (loss)	$101.0	$(68.2)	$(69.2)	$16.4	$38.6

Net income (loss) per common share - basic	$3.51	$(2.40)	$(2.52)	$0.67	$1.59
Net income (loss) per common share - diluted	$3.46	$(2.40)	$(2.52)	$0.66	$1.59
Common shares used for diluted EPS	29.2	28.4	27.5	25.0	24.3

Working capital	$288.1	$184.2	$281.9	$259.0	$165.8
Total assets	$646.7	$574.7	$612.1	$580.3	$514.4
Long-term debt	$150.0	$150.0	$150.0	$150.0	$136.2
Total liabilities	$292.2	$328.8	$299.5	$265.0	$258.6
Shareholders’ equity	$354.5	$245.9	$312.6	$315.3	$255.8

Shares issued	29.2	28.7	28.5	25.2	23.7

Other Financial and Operating Data:
Cash flows from operating activities	$61.7	$(40.6)	$(12.4)	$31.3	$(8.6)
Cash flows from investing activities	$(71.4)	$(48.0)	$(54.0)	$(14.7)	$(96.6)
Cash flows from financing activities	$6.4	$0.5	$81.5	$63.2	$109.7
Earnings before interest, taxes, depreciation and amortization(4)	$147.2	$(27.7)	$(36.9)	$51.1	$74.2
Capital expenditures	$13.0	$14.4	$15.9	$25.2	$23.3
Active employees	2,422	2,270	1,900	1,892	2,358

See footnotes at page 23 of this Form 10-K.

Reconciliation of EBITDA (as defined)(4) to Cash Flows from Operations:

	2004	2003(1)	2002(2)	2001	2000 (3)
Cash flows from operating activities	$61.7	$(40.6)	$(12.4)	$31.3	$(8.6)
Non-cash charge for stock compensation	(1.6)	(1.1)	0.1	0.2	(0.7)
Net loss (gain) on asset disposals and impairments	(0.1)	(0.4)	0.1	—	—
Goodwill impairment	—	(18.7)	—	—	—
Changes in working capital	63.0	(11.5)	(8.6)	5.5	61.9
Other balance sheet changes	5.8	29.5	(26.6)	3.0	7.4
Interest expense, net	15.0	15.0	11.2	10.3	12.4
Income tax expense (benefit)	3.4	0.1	(0.7)	0.8	1.8
EBITDA	$147.2	$(27.7)	$(36.9)	$51.1	$74.2

(1)          Includes the results of operations of DTP and DTI since the acquisitions became effective on May 1, 2003 and June 2, 2003, respectively.

(2)          Includes Wheeling results of operations since the acquisition became effective on October 1, 2002.

(3)          Includes the results of operations of Fintube and Bellville since the acquisitions became effective on January 1, 2000 and April 1, 2000, respectively.

(4)          EBITDA is a measure of our liquidity that is not required by or presented in accordance with GAAP.  EBITDA should not be considered as an alternative to cash flow from operating activities as a measure of our liquidity or as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP.

EBITDA represents earnings before interest, taxes, depreciation, and amortization.  We use EBITDA:

•                  as a liquidity measure, because our existing senior secured credit facility contains covenants relating to our fixed charge coverage ratio that use EBITDA;

•                  to evaluate and price potential acquisition candidates, which are evaluated and priced by other issuers in our industry based upon EBITDA;

•                  to facilitate company-to-company comparisons by backing out potential differences caused by variations in capital structures (affecting interest expense), taxation, and the age and book depreciation of facilities and equipment (affecting relative depreciation expense), which may vary for different companies for reasons unrelated to operating performance; and

•                  because EBITDA is a liquidity measure that is commonly used by oilfield service and supply companies.

However, EBITDA has limitations as an analytical tool, and you should not consider EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP.  For example, EBITDA does not reflect:

•                  our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  changes in, or cash requirements for, our working capital needs;

•                  our significant interest expense, or the cash requirements necessary to service interest and principal payments on our debts;

•                  any cash requirements for the replacement of assets being depreciated and amortized, which will often have to be replaced in the future, even though depreciation and amortization are non-cash charges; and

•                  the fact that other companies in our industry may calculate EBITDA differently than we do, which limits its usefulness as a comparative measure.

Because of these limitations, you should not consider EBITDA as a measure of discretionary cash available to us to invest in the growth of our business.  We compensate for these limitations by relying primarily on our GAAP results and by using EBITDA only supplementally.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Consolidated Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in the “Overview,” and “Principal Lines of Business, Products, and Services” sections.  Our actual results may differ materially.

Our financial results are impacted by our ability to anticipate and to take action in response to industry-wide trends.  Our principal raw material costs in 2004, steel slabs and coils, increased an average 82% over the prior year.  The average cost of purchasing steel scrap, which comprised approximately 20% of our total steel raw material tonnage purchased in 2004, increased approximately 109% in 2004 over the 2003 average cost.  As a result of higher steel costs, increasing natural gas costs, and improved demand for our products, we initiated price increases and raw material surcharges beginning in the first quarter of 2004.  During the second quarter of 2004 our surcharges and base price were merged into one price subject to possible change at the time of shipment.  Similar pricing policies remain in effect today as our principal raw material costs aggressively increased throughout 2004 and into 2005.

The manufacture of our products is capital intensive. Utilization rates at our manufacturing facilities in Lone Star, Texas increased steadily in 2004 compared to 2003 as shipment volumes increased for nearly all product categories within our oilfield segment.  Shipment volumes of our premium alloy-grade tubing and casing increased 33% in 2004 compared to 2003 shipment volumes, while the average price increased 53% over the prior year average.  Similarly, 2004 shipment volumes of our carbon-based tubing and casing increased 12% over 2003 volumes, while average pricing increased 70% compared to the 2003 average price.

Shipment volumes increased in all principal business segments with total overall volume up 20% in 2004 compared to the prior year.  The increased production volumes had a positive effect on the cost of our products sold throughout the year as fixed and semi-fixed costs were absorbed by the larger number of tons produced and shipped.

Historically, our oilfield products have accounted for the majority of our total revenues.  For fiscal year 2004, they were 72% of total revenues.   As a result, our revenues are largely dependent upon the state of the oil and gas industry, which has historically been volatile.  Oil and natural gas prices were higher on average throughout 2004 compared to 2003 and 2002 as higher energy demand, relatively low supply, and geopolitical instabilities maintained upward pressure on pricing.  This prompted increased domestic drilling.  The U.S. active rig counts rose throughout the first half of 2004 from 1,126 rigs at the end of 2003 to 1,201 rigs at the end of the first half of 2004 to 1,243 rigs by the end of 2004.  However, the majority of drilling continued to be biased toward lower-risk, shallow developmental fields such as shale areas in Texas and coal seam methane plays.  Shallow wells typically use mainly carbon-grade OCTG, which generally have lower margins than our alloy-grade premium products.   Further, shallow wells require proportionally fewer tons per foot of well depth than deeper wells as the initial surface casing is generally smaller in diameter, fewer intermediate casing strings are needed, and generally the wall thickness of the casing is less.  In addition, imports, which accounted for approximately 40% of the total apparent OCTG consumption in 2004 compared to 35% and 31% in 2003 and 2002, respectively, are typically more accepted for these less critical shallow well applications.

Demand for our oilfield products depends on a number of factors including the number of oil and natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells.  Baker Hughes reported the average domestic rig count increased in 2004 to 1,192 working rigs, or by 16% compared to the previous year’s average of 1,032 working rigs.  Although most of the drilling has continued to be biased toward shallow-well developmental fields, there was a sustained increase in the number of rigs drilling deeper than 15,000 feet, where the need for premium alloy-grade products increases.  Rigs drilling deeper than 15,000 feet have increased from a range of 165 to 170 rigs during the second half of 2003 to approximately 185 rigs for the first half of 2004, and to approximately 205 rigs during the second half of 2004.  We believe this trend will positively impact demand for our higher margin alloy-grade products as deeper well activity progresses.

Demand for our specialty tubing products increased during 2004 along with the overall improvement in the general domestic economy.  Total shipment volumes for the segment improved in 2004 by approximately 13% over the prior year and current trends indicate continued improving industrial demand as we proceed into 2005.  Revenues of specialty tubing products increased nearly 44% in 2004 compared to 2003 on increased demand and higher average price per ton.  Shipments of flat rolled steel were up nearly 29% in 2004 compared to 2003 as a tight domestic supply of flat-rolled steel stimulated demand for our flat-rolled products.  Revenues of flat-rolled products were up nearly 103% as the increased demand and market conditions drove significant increases in pricing.

Approximately 82% and 90% of our inventory on-hand at December 31, 2004 and 2003, respectively, is accounted for under the Last-In, First-Out (“LIFO”) method.  The LIFO reserve is determined at year-end when inventory levels and pricing are finalized.  Cost of goods sold includes a LIFO provision of $63.4 million and $8.3 million for the years ended December 31, 2004 and 2003, respectively.  The increase in the LIFO provision from 2003 to 2004 is due to the significant increase in our principal raw material costs, which is steel purchased as slabs, in coil form, and/or scrap.  Steel costs represented approximately 55% of our total cost of goods sold at the beginning of 2004 and increased to approximately 65% by the end of 2004 due to the rapid rise in the price of steel.  Steel is the largest single component of product cost.  Increases in steel costs and our ability to pass those increases on to our customers through product pricing have a significant impact on our results from operations.

Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, the level of oil and gas drilling activity, competition from domestic and foreign manufacturers, and costs of our raw materials.  Sales of our finned tubular products are affected by the level of domestic and foreign demand for power generation, the relative state of the general industrial economy, as well as domestic and foreign competition.

The level of production volume through our various facilities has a significant effect on the cost of manufacturing.  As shipment volumes increase, a larger portion of fixed and semi-fixed costs are absorbed over greater units of production thereby reducing the impact of these costs on cost of goods sold.  Key variable costs include costs of labor and raw materials, including scrap steel, steel slabs, steel coils, electricity, and natural gas.  Most of our finned tubes and other heat recovery products are manufactured to customer specifications.  Accordingly, our manufacturing costs for heat recovery products are to some extent factored into product prices on an order-by-order basis.

We have entered into marketing alliances and manufacturing arrangements with several companies. These alliances and arrangements involve the sale and marketing of their products which provide us access to additional manufacturing capacity.  Our exclusive commercial alliances with these mills allow us to outsource production of specific types of OCTG, line pipe, and specialty tubing and enable us to concentrate our capital expenditures and manufacturing expertise on our premium products and new technologies.  We will continue to explore opportunities to expand our global alliance partners to enable us to offer our customers a wider variety of tubular products at competitive prices while enhancing our margins, and to focus our production on higher-margin premium products.

PRINCIPAL LINES OF BUSINESS, PRODUCTS, AND SERVICES

Oilfield Products – Our oilfield products and services consist of (1) casing, which acts as a structural retainer wall in oil and natural gas wellbores, (2) production tubing, which transmits hydrocarbons to the surface, (3) line pipe, which is used in gathering and transmitting hydrocarbons, (4) couplings, which are used to connect individual sections of oilfield casing and tubing, and (5) OCTG finishing services, including threading, thermal treating, upsetting, non-destructive testing, inspection, and storage services.

We expect demand for our oilfield products to continue to remain strong throughout 2005 as both crude oil prices and natural gas prices are expected to sustain the number of active drilling rigs.   The U.S. Energy Information Agency (“EIA”) has projected that the average West Texas Intermediate (WTI) crude oil price should remain in the low- to mid-$40’s per barrel range throughout 2005-2006.  During 2004, U.S. petroleum demand increased 2.4% over the prior year, the largest increase in five years, despite the significant increase in prices.  The EIA expects U.S. petroleum demand to grow at an approximate average of 1.7% growth rate in 2005 and 2006.  U.S. natural gas spot prices averaged around $6 per thousand cubic feet (“mcf”) during 2004 and ended the month of December 2004 at $6.77 per mcf.  The EIA expects natural gas spot prices to range from $5.45 - $5.75 per mcf during 2005 and 2006 due to high crude oil prices and a relatively tight natural gas supply to demand condition.  We believe that these are positive indicators of increasing and sustainable demand for our oilfield products in 2005.

Specialty Tubing Products – Our specialty tubing product segment includes two principal product groups:  (1) precision mechanical tubulars and (2) finned tubular products.  Our precision mechanical tubulars consist of a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties which are manufactured by the “Drawn Over Mandrel” process. This process allows us to achieve higher critical tolerances and dimensional control than other processes. These products are used for several industrial applications, including the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods, and liner hangers.

Demand for our precision mechanical tubular products improved in 2004 with shipment volume increasing approximately 22% over fiscal year 2003 as the general domestic economy continued to improve throughout the year.  The composite Purchasing Managers’ Index remains above 50 percent which generally indicates that the manufacturing economy is expanding.  We believe that demand for our precision mechanical tubing products in 2005 will continue to be positively impacted by the improving general domestic economy.

Our finned tubular products are used in heat recovery applications such as fuel economizers, petrochemical plants, refineries, and combined-cycle electrical power generation plants.   Demand for domestically produced finned tubulars and related products fell slightly in 2004 and shipment volumes decreased 15% from 2003.  Since reorganizing our finned tubular business around new marketing and commercial business lines directed at more traditional heat recovery markets including fuel economizers and traditional boiler applications, we have experienced increased customer activity related to improvements in the general industrial economy.  However, with few exceptions, demand for our finned products for installation in new power plant construction projects is not likely to improve until existing electrical power generation capacity is more fully utilized.

Flat Rolled Steel and Other Products – We manufacture and market flat rolled steel, which is primarily used in the manufacture of our oil country tubular products and precision mechanical tubular products. We also sell flat rolled steel to fabricators of large-diameter transmission pipe, storage tanks, rail cars and a variety of other construction and industrial products. Our other products are principally used for structural and piling applications in the construction industry.  We sell flat rolled steel directly to end-users and through service centers primarily in the Southwestern region of the United States.

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

Warranty Claims

Our products are used in applications that are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, or loss of oil and gas production.  We warrant our products to meet certain specifications.  Actual or claimed deficiencies in meeting these specifications may give rise to claims.  We maintain a reserve for asserted and unasserted warranty claims.  The warranty claim exposure is evaluated using historical claim trends and information available on specifically asserted claims. We also maintain product and excess liability insurance subject to certain deductibles that limits our exposure to these claims.  We consider the extent of insurance coverage in our estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period to period.  However, the incurrence of an unusual amount of claims could alter our exposure and the related reserve.

Bad Debts

Our customers are concentrated in markets and industries that are subject to volatility.  In addition, we sell a substantial amount of products to a few customers, none of which individually comprise more than 10% of total net revenues.  We maintain a reserve for known and estimated unknown bad debts.  We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and the credit worthiness of our customers.  In addition, we monitor the overall status of the industries where our products and services are utilized.  Typically, this reserve is not subject to significant fluctuations from period to period.  However, the incurrence of an unusual amount of bad debt could alter our exposure and the related reserve.

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

Impairment of Goodwill and Long-Lived Assets

Long-lived assets, which include property, goodwill, intangible assets, and certain other assets, comprise a significant amount of our total assets.  We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, and useful lives. Additionally, the carrying value of goodwill is reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The carrying values of all other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions, and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

Pension and Postretirement Benefit Obligations

Accounting for pensions and other postretirement benefit plans requires management to make several estimates and assumptions (see Note J in the Notes to Consolidated Financial Statements).   These include the expected rate of return from investment of the plans’ assets, projected increases in medical costs and the expected retirement age of employees as well as their projected mortality.   In addition, the amounts recorded are affected by changes in the interest rate environment because the associated liabilities are discounted to their present value.   Management makes these estimates based on Lone Star’s historical experience and other information that it deems pertinent under the circumstances (for example, expectations of future stock market performance).   Management engages an independent consulting actuarial firm to aid it in selecting appropriate assumptions and valuing its pension related liabilities.

Lone Star’s net pension benefit expense, which is included in “Cost of goods sold” on our Consolidated Results of Operations, was $4.8 million for the year ended December 31, 2004.  In recording this amount, Lone Star assumed a

long-term investment rate of return of 8%.   Changes to this rate of return assumption would result in a change to the pension credit and, as a result, an equal change in cost of goods sold.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings and mortality would not be expected to have a material effect on Lone Star’s net pension benefit expense or net pension liability in the future.   The net pension liability is recorded at its net present value using a discount rate of 6.00% that is based on the current interest rate environment.

Lone Star’s net cost for other postretirement benefits, which is also included in cost of goods sold, was $1.4 million for the year ended December 31, 2004.  In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other Benefits” as disclosed in Note J, management estimated future increases in health-care costs.   This and other assumptions, along with the effect of a one percentage point change in them, are described in Note J.

RESULTS OF OPERATIONS

Net Revenues

Our revenues are derived from three business segments: oilfield products, specialty tubing products, and flat rolled steel and other products.   In the last three years, net revenues and shipments by segment were as follows:

	($ in millions)
	2004		2003		2002
	$	%	$	%	$	%
Oilfield products	695.4	72	364.8	68	304.2	58
Specialty tubing products	175.1	18	121.8	23	165.4	32
Flat rolled steel and other products	96.3	10	47.5	9	54.1	10
Total net revenues	966.8	100	534.1	100	523.7	100

	2004		2003		2002
	Tons	%	Tons	%	Tons	%
Oilfield products	592,900	67	496,200	68	457,600	60
Specialty tubing products	118,400	14	104,900	14	143,800	19
Flat rolled steel and other products	171,100	19	132,700	18	158,700	21
Total shipments	882,400	100	733,800	100	760,100	100

2004 Compared to 2003 – Revenues from our oilfield products increased by 91% over fiscal year 2003 on significant increases in both shipment volume and average pricing.  The table below illustrates the impact of volume changes and average price changes on net revenues from oilfield products for the year ended December 31, 2004 ($ in millions).

Oilfield
Year ended December 31, 2003	$364.8

Change due to shipment volume	113.4

Change due to price	217.2

Year ended December 31, 2004	$695.4

Average pricing of our oilfield products increased nearly 60% in 2004 over the prior year.  Average pricing for OCTG and line pipe increased by 61% and 74%, respectively, in 2004 compared to 2003.   OCTG revenues generally account for approximately 75% of our total oilfield revenues. Sales of our high-strength, alloy-grade OCTG, which comprised nearly 64% of our total OCTG revenues, were up more than 104% as average prices increased 53%.  Sales of carbon-grade OCTG products increased nearly 91% on 70% increase in average pricing.  Line pipe revenues, which were 15% of our total oilfield product revenues in 2004, were up 85% over the prior year on a 74% increase in average pricing and a 6% increase in shipment volume. Our increases in average oilfield product pricing are due principally to our success in implementing price increases along with raw material surcharges, both of which were necessary as the cost of our principal raw materials, steel slabs and coils, increased an average 82% in 2004 compared to the prior year.

Demand for our oilfield products also increased in 2004.  Shipment volumes of our high-strength alloy-grade OCTG and carbon-based OCTG increased 33% and 12%, respectively, as high crude oil and natural gas prices stimulated the number of working drilling rigs to their highest annual average in fifteen years.

Specialty tubing product revenues increased nearly 44% in 2004 compared to 2003 as average pricing increased more than 27% and shipment volumes were up nearly 13%.  The table below summarizes the impact of volume and average price changes on specialty tubing products for the year ended December 31, 2004 ($ in millions).

Specialty Tubing

Year ended December 31, 2003	$121.8

Change due to shipment volume	20.0

Change due to price	33.3

Year ended December 31, 2004	$175.1

Similar to oilfield products, we raised prices of our specialty tubing products and instituted raw material surcharges as a result of the significant increases in our principal raw material cost, steel, and improved demand as indicated by our increased shipment volume.  Sales of our precision mechanical tubulars, which accounted for 75% of our total specialty tubing segment revenues in 2004, increased by 57% compared to 2003.  Average pricing of our precision mechanical tubulars increased 30% and shipment volumes grew by 22% over the prior year as general industrial demand continued to increase throughout 2004 along with the improvement in the domestic economy.   Heat recovery tubular goods revenues increased 14% compared to the prior year as average pricing increased 33% due principally to product price increases related to increases in raw material costs, namely steel.  Total tons shipped decreased by 15% as excess capacity in the North American electricity generating market and foreign competition continue to negatively impact sales of our heat recovery tubulars.

Sales of flat-rolled and other products increased by nearly 103% compared to 2003 as the tight domestic steel market drove significant increases in demand for flat-rolled steel and pushed prices to new high levels.  Total shipment volume in tons increased by 29% with average pricing up over 57%.  The table below illustrates the impact of volume and average price changes on flat-rolled and other products for the year ended December 31, 2004 ($ in millions).

Flat Rolled and Other Products

Year ended December 31, 2003	$47.5

Change due to shipment volume	21.6

Change due to price	27.2

Year ended December 31, 2004	$96.3

2003 Compared to 2002 – The increase in oilfield product revenues in 2003 compared to 2002 was due in part to a 28% increase in total OCTG shipments slightly offset by a 2% decrease in average OCTG selling price per ton.  This increase in revenues was primarily related to increased demand for our lower-margin carbon-grade OCTG products, which typically are used in more shallow wells, resulting in a reduced mix of higher priced products.  Shallow wells require proportionally fewer tons per foot of well depth than deeper wells as the initial surface casing is generally smaller in diameter, fewer intermediate casing strings are needed, and generally the wall thickness of the casing is less.  Average selling price per ton of our alloy-grade OCTG in 2003 did not change from 2002 despite several announced price increases.  Shipments of carbon-grade OCTG increased by 42% in 2003 compared to the prior year while shipments of premium alloy-grade OCTG increased 19% over the same period even though the average rig count increased by 24% from 2002 to 2003.   The number of working rigs is the most commonly followed indicator of demand for oilfield products.

Line pipe revenues, which were approximately 16% of total oilfield product segment revenues in 2003, were down 31% on a 31% decrease in shipment volumes in 2003 compared to 2002.  Although average sales price per ton did not change, the decrease in shipments is due principally to the termination of a commercial alliance arrangement for seam-annealed line pipe in the second half of 2002, which accounted for approximately 79,800 tons shipped in 2002 and only 3,400 tons in 2003.   This alliance produced only nominal operating profits in 2002.

Oilfield product revenues in 2002 included only three months of revenues of our September 2002 Wheeling acquisition and none from our 2003 DTP and DTI acquisitions.  In 2003, these three operations contributed approximately 10% of the total oilfield product revenues.

Revenues from specialty tubing products decreased in 2003 compared to the prior year as the general industrial economy remained in a contraction through most of the year.   Total specialty tubing shipments decreased 27% and revenues decreased 26% in 2003 compared to 2002.  Average sales price per ton shipped decreased by 1% in 2003 compared to 2002 as the over capacity within the industry that preceded the decline in the industrial economy placed downward pressure on pricing.  The trend of original equipment manufacturers (“OEM”) that relocate to countries with substantially lower operating rates than the United States continued to reduce demand for domestic specialty tubing products.   Similarly, excess capacity in the North American electricity generating market and foreign competitors continued to negatively impact sales of our heat recovery tubulars.

Revenues from our flat rolled and other products segment decreased in 2003 compared to 2002 as our two principal customers, who accounted for 76% and 73% of total flat rolled revenues in 2003 and 2002, respectively, decreased their purchase of our flat rolled products by 28% in 2003 compared to 2002.  However, in the fourth quarter of 2003, flat rolled revenues increased to $14.3 million, a 61% increase compared to the third quarter of 2003, due principally to the tightening domestic steel supply during the fourth quarter of 2003.

Gross Margin

At December 31, 2004, 2003, and 2002, we valued 82%, 90%, and 84%, respectively, of our inventories at the lower of cost or market determined on the last-in, first-out (“LIFO”) inventory valuation method.  In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the first-in, first-out (“FIFO”) method.  Likewise, in periods of decreasing costs the results are generally the opposite.  Steel costs increased dramatically in 2004 which negatively impacted gross profit under the LIFO method as compared to what gross profit would have been had we used the FIFO method.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our consolidated results of operations.  This table is provided solely for the purpose of providing comparisons to other companies that may use the FIFO method of inventory valuation.  The supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO reserve adjustment as disclosed in the footnotes to the Consolidated Financial Statements for the years ended December 31, 2004, 2003, and 2002 ($ in millions).

	2004		2003		2002
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$804.8	$741.4	$528.9	$520.6	$516.3	$501.7
Net income (loss)	101.0	162.3	(68.2)	(59.9)	(69.2)	(54.6)

The following table shows cost of sales and the related gross margin percentages (“GM%”) for the last three years ($ in millions):

	2004		2003		2002
	$	GM%	$	GM%	$	GM%
Cost of goods sold	804.8	16.8%	528.9	1.0%	516.3	1.4%

2004 Compared to 2003 – Margins improved substantially in 2004 compared to 2003 as both increased demand and higher average product pricing offset increases in raw materials including steel and natural gas.  Beginning in the first quarter of 2004, we began instituting price increases across all product segments as well as implemented raw material surcharges in response to rapidly increasing steel costs and rising natural gas costs.  During the second quarter of 2004 our surcharges and base price were merged into one price subject to possible change at the time of shipment.  We continue to closely monitor our raw material costs including their impact on our margins and examine the need to further raise product prices as raw material costs increase and as appropriate with market demand.  For 2004, the increase in shipment volumes across all three reporting segments absorbed a larger amount of fixed and semi-fixed costs over greater units of production thereby reducing the impact of fixed and semi-fixed costs on cost of goods sold.

2003 Compared to 2002 – Gross margin declined slightly in 2003 compared to 2002, but remained just above break-even as significantly higher raw material costs, namely steel and natural gas, combined with a difficult year in product pricing to reduce margins across all product lines.  Although we announced several OCTG price increases totaling approximately $135 per ton during the year, only about one-third of these announced price increases were realized or impacted existing customer programs.  We had similar low realization of announced line pipe and specialty tubing price increases during 2003.  Our inability to realize price increases was principally due to an increase in foreign imports and competitive pressures domestically and internationally.  For OCTG, imports increased from an average of 31% of the apparent consumption of domestic OCTG in 2002 to 35% in 2003.

Selling, General, and Administrative Expenses

The following table presents consolidated selling, general, and administrative (“SG&A”) expenses and the related percentage of total consolidated revenues for the last three years ($ in millions):

	2004		2003		2002
	$	% of Rev.	$	% of Rev.	$	% of Rev.
Selling, general, and administrative	44.6	4.6%	41.8	7.8%	68.2	13.0%

2004 Compared to 2003 – In 2004, SG&A costs increased less than 7%, but fell to 4.6% of revenues principally due to the significant increase in our revenues.  The increase in SG&A costs is principally due to increases in wages, salaries, and related benefits of approximately $2.8 million related to the increase in our operating rates and business activities; and, increases in audit and consulting fees related to public company compliance requirements, principally Sarbanes-Oxley Section 404, and other professional fees of approximately $1.8 million.  These increases were partially offset by reductions in other SG&A expenses related to taxes other than income, reductions in information technology operating costs, and reductions in other miscellaneous SG&A expenses totaling $1.4 million.

2003 Compared to 2002 – Excluding the impact of a significant charge of $18.7 million for a goodwill impairment in 2003 and a $32 million charge for the unfavorable Cargill litigation judgment in 2002 (See Item 3., Legal Proceedings), SG&A expenses increased by $5.6 million in 2003 compared to 2002.   This increase was due principally to the inclusion of $4.7 million of SG&A expenses from a full year of Wheeling’s operations and a partial year of DTP’s and DTI’s operations in 2003.  In comparison, for 2002, total SG&A expense included only $0.4 million of Wheeling SG&A costs.  The remaining increase in 2003 compared to 2002 is due to expenditures for our Sarbanes-Oxley Section 404 readiness initiative and additional legal costs related to our appeal of the Cargill judgment.  These increases were partially offset by our initiatives to reduce costs and improve profitability implemented during 2003.

Interest Expense

Interest expense increased in 2004 by $0.4 million, principally as a result of incrementally higher interest costs associated with higher steel costs as part of our product financing arrangements.  Interest expense increased in 2003 compared to 2002 by $2.7 million, principally as a result of interest accruing on the $32 million unfavorable judgment against Lone Star in 2002.

Income Taxes

Lone Star’s effective tax rate is affected by the carryforward of net operating losses (“NOL”) recognized or not recognized in a particular year and the full valuation allowance placed against the associated net deferred tax assets.  In 2004, NOL’s totalling $46.9 million were utilized to reduce our federal income tax expense.  In 2003, a tax benefit at the U.S. statutory rate of 35% was reduced by $25.5 million of NOL benefit not recognized in that period as management believed that it was more likely than not the related tax benefits would not be realized.  The ultimate realization of our deferred tax assets depends upon our ability to generate sufficient taxable income in the future.  Accordingly, due to the uncertainty regarding possible utilization of NOL’s and the sensitivity of our earnings to the level of domestic drilling activity, we record a valuation allowance to fully reserve the computed net deferred tax assets.  We evaluate the amount recorded as a valuation allowance quarterly and as conditions change.  The income tax expense for the years ended December 31, 2004 and 2003 consists of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have historically funded our business through our operating results.  We believe these sources of funds will provide the liquidity necessary to fund our cash requirements during 2005.  The following table shows our capital resources ($ in millions):

	2004	2003
Cash and cash equivalents	$30.2	$33.3
Total investments in debt securities	$59.1	$—
Restricted cash	$—	$32.2
Working capital	$288.1	$184.2
Unused credit facility	$120.9	$124.2

At December 31, 2004, our cash and cash equivalents and investments in debt securities totaled $89.3 million, compared to $33.3 million of only cash and cash equivalents at December 31, 2003.  Our cash and cash equivalents include commercial bank accounts and highly liquid money market instruments issued by corporations, banks and the U.S. government or its agencies with original maturities of less than three months.  Our investments in debt securities consist of U.S. government and related agency debt obligations, debt securities of public companies, and municipal securities with maturities at purchase less than two years.  These investments in debt securities generally earn higher yields than the yields of our cash and cash equivalents.  Our total cash equivalents and investments in debt securities, the combined weighted average maturity of which is less than one year, are classified as either held-to-maturity as we have the positive intent and ability to hold them to maturity, or available-for-sale (See Investments – Note D to the Notes to Consolidated Financial Statements).  The increase in working capital was primarily due to the increase in accounts receivable of $52.8 million and our investments in debt securities totaling $59.1 million, both of which are directly related to our increase in net revenues in 2004, and $35.8 million in other current assets which includes inventory deposits of $28.7 million, offset by the decrease in inventories on-hand of $24.5 million and the increase in current liabilities of $3.5 million.  In 2003, our liquidity and capital resources were affected by our putting up a cash deposit totaling $32.0 million to collateralize a bond for a breach of contract judgment on appeal.  On October 1, 2004, $34.0 million was paid to the plaintiffs in response to the Minnesota Supreme Court’s decision that it would not review a lower court’s affirmation of the judgment.  Of these funds, $32.0 million was released from the bond and $2.0 million in interest was paid (See Item 3., Legal Proceedings).

Discussion of Changes in Liquidity and Capital Resources

Cash provided by (used in) operating activities was $61.7 million, $(40.6) million, and $(12.4) million for 2004, 2003, and 2002, respectively.  Cash provided from operations increased $102.3 million for the year ended December 31, 2004, which is primarily attributable to net income of $101.0 million.  The following table summarizes our sources and uses of cash from operations ($ in millions):

	2004	2003	2002
Cash flows from operating activities:
Cash received from customers	$914.0	$525.2	$536.3
Cash paid to suppliers and employees	(804.6)	(554.9)	(540.7)
Interest received	1.7	1.2	2.5
Interest paid	(17.0)	(14.0)	(13.7)
Income taxes (paid) refunded	(1.8)	—	1.0
Litigation settlement paid	(32.0)	—	—
Miscellaneous cash (paid) received	1.4	1.9	2.2

Net cash provided by (used in) operating activities	$61.7	$(40.6)	$(12.4)

Cash received from customers increased 74% in 2004 compared to 2003 principally due to increases in demand for our products and to higher average sales prices.  Days sales outstanding (“DSO”) decreased to 36 days in 2004 compared to 44 days in 2003.  DSO is calculated using the average accounts receivable balance for each fiscal year.  Cash paid to suppliers and employees increased 45% in 2004 compared to 2003, principally as a result of significant increases in raw material costs in 2004, namely steel and natural gas, but also due in part to greater levels of production requiring larger quantities of raw materials.  Cash received from customers in 2003 decreased by 2% compared to 2002, although DSO decreased slightly to 44 days in 2003 compared to 45 days in 2002.  Cash paid to suppliers and employees increased by 3% in 2003 compared to 2002, principally as a result of higher raw material costs in 2003.

Interest paid in 2004 increased principally due to $2.0 million of interest paid related to the litigation settlement in 2004 (See Item 3. Legal Proceedings).

Cash used in investing activities was $71.4 million, $48.0 million and $54.0 million for 2004, 2003, and 2002, respectively.  During 2004, cash used in investing was due to the purchase of investments in debt securities totaling $88.6 million and $13.0 million of investments in capital expenditures, offset by proceeds from the sale of property of $0.7 million and proceeds from the sale of investments classified as available-for-sale securities totaling $29.5 million.  Primarily, the investments in capital expenditures were related to the expansion of our production capabilities at our Star Energy Group facilities.  Cash used in 2003 related principally to our acquisitions of DTP and DTI and capital expenditures.  Cash used in 2002 relates to our acquisition of Wheeling and capital expenditures to improve the efficiencies and effectiveness of our production capabilities and to install new computer-based enterprise resource planning systems.

Cash provided by financing activities was $6.4 million, $0.5 million, and $81.5 million in 2004, 2003, and 2002, respectively.  In 2004, cash was provided from the proceeds of exercising stock options.  Cash provided in 2003 from proceeds of stock option exercises totaling $1.3 million was offset by purchases of treasury stock of $0.8 million. Cash provided in 2002 relates to proceeds from the offering of 3.3 million shares of Lone Star common stock totaling $82.8 million, partially offset by $1.3 million purchase of treasury shares.

In December 2003, Lone Star amended and restated its $100 million credit facility to increase the total available borrowings to $125 million and extend the expiration date to November 2006.  Borrowings under the credit facility can be used for general corporate purposes.  Borrowings under the credit facility are collateralized by substantially all of Lone Star’s assets, other than real estate.  At Lone Star’s option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest.  Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $4.1 million at December 31, 2004.  The credit facility remains undrawn and the total availability was $120.9 million at December 31, 2004.  For 2004, we were in compliance with the facility’s covenants and we do not anticipate non-compliance in the foreseeable future.

In May 2003, we acquired substantially all of the assets of Delta Tubular Processing (“DTP”) for $14.0 million in cash plus acquisition costs.  In June 2003, we acquired certain assets of Frank’s Tubular International (since renamed Delta Tubular International, or “DTI”) for $18.9 million in cash plus acquisition costs.

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

We operate in capital intensive businesses. We have made, and we expect we will be required to make, significant capital expenditures each year for recurring maintenance necessary to keep manufacturing facilities operational, to comply with environmental and other legal requirements and to improve our information systems. Additionally, we regularly make capital expenditures for technological improvements and for research and development projects. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures.  Our capital expenditures budget for 2005 is approximately $11 million.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

At December 31, 2004, we had contractual cash obligations to repay debt, to make payments under leases, purchase obligations, and commercial commitments in the form of unused lines of credit.  Payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period (1)
	Total	2005	2006 to 2007	2008 to 2009	Thereafter
Contractual Obligations
Long-term debt obligations (2)	$237.8	$13.5	$27.0	$27.0	$170.3
Operating lease obligations	8.4	2.3	3.9	2.2	—
Purchase obligations	9.1	9.1	—	—	—
Other long-term obligations (3)	7.9	7.9	—	—	—

Total Contractual Obligations	$263.2	$32.8	$30.9	$29.2	$170.3

(1)          The table does not include an estimate for income taxes which we are required to make but not required to include above.

(2)          The long-term debt obligations represent our cash debt service obligations, including both interest at a fixed rate of 9.0% and principal.

(3)          Other long-term obligations represent cash contributions to our pension plan.

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
	Total	2005	2006 to 2007	2008 to 2009	Thereafter
Unused credit facility	$125.0	$—	$125.0	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43.  Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 15, 2005 and we are required to adopt it beginning on January 1, 2006.  We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.

We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options.  Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”).  SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and we are required to adopt it beginning on January 1, 2006.  We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but we do not expect it to have a material impact.

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

Our investments in cash equivalents, the weighted average maturity of which is less than three months, and our investments in debt securities, the weighted average maturity of which is less than one year, are subject to interest rate risk.  The value of these securities would decline in the event of increases in market interest rates.  We manage this risk by investing in securities that have relatively short-term maturities and with varying maturity dates.  In addition, we intend to hold these securities until maturity and, as a result, avoid the losses resulting from sudden changes in interest rates.

To the extent that we borrow against our credit facility, we are exposed to interest rate risk arising from the variable-rate nature of the facility. There were no borrowings on this facility at December 31, 2004.  In the past, we have used interest rate swaps to effectively fix a portion of the interest rates on our variable rate credit facilities.  We did not have any interest rate swaps at December 31, 2004 and 2003.  Our senior subordinated notes accrue interest at a fixed rate of 9%.  The fair value of the notes is sensitive to changes in interest rates.  The fair value of Lone Star’s senior subordinated debt based on quoted market prices was $156.8 million and $149.3 million at December 31, 2004 and 2003, respectively.

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

We purchase natural gas for our operations and therefore have a limited market risk in natural gas prices.  As a result, our earnings could be affected by changes in the price of natural gas.  As market conditions dictate, we may enter into contracts to acquire a significant portion of our natural gas requirements over periods ranging from six to eighteen months.  Our remaining requirements are purchased on the market at the current value.  Our natural gas purchase commitments at December 31, 2004 totaled $9.1 million.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Lone Star Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Lone Star Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated results of operations, statements of shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lone Star Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Lone Star Technologies, Inc.:

The management of Lone Star Technologies, Inc. and subsidiaries (“Lone Star”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Lone Star’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Lone Star’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

Lone Star’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of the company’s internal control over financial reporting, which is included herein.

Lone Star Technologies, Inc.

Dallas, Texas

February 28, 2005

/s/ Rhys J. Best	/s/ Charles J. Keszler

Rhys J. Best	Charles J. Keszler
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lone Star Technologies, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Lone Star Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated results of operations, statements of shareholders’ equity and cash flows for the year ended December 31, 2004 of the Company and our report dated February 28, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2005

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED RESULTS OF OPERATIONS

($ and shares in millions, except per share data)

	For the Years Ended December 31,
	2004	2003	2002

Net revenues	$966.8	$534.1	$523.7
Cost of goods sold	804.8	528.9	516.3
Gross profit	162.0	5.2	7.4
Selling, general, and administrative expenses	44.6	41.8	68.2
Goodwill impairment charge	—	18.7	—
Operating income (loss)	117.4	(55.3)	(60.8)
Interest income	1.8	1.4	2.5
Interest expense	(16.8)	(16.4)	(13.7)
Other income, net	2.0	2.2	2.1
Income (loss) before income tax	104.4	(68.1)	(69.9)
Income tax benefit (expense)	(3.4)	(0.1)	0.7
Net income (loss)	$101.0	$(68.2)	$(69.2)

Per common share - basic:
Net income (loss) available to common shareholders	$3.51	$(2.40)	$(2.52)

Per common share - diluted:
Net income (loss) available to common shareholders	$3.46	$(2.40)	$(2.52)

Weighted average shares outstanding
Basic	28.7	28.4	27.5
Diluted	29.2	28.4	27.5

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except share data)

	December 31,
	2004	2003
ASSETS

Current Assets:
Cash and cash equivalents	$30.2	$33.3
Short-term investments	46.4	—
Accounts receivable, less allowances of $1.3 and $1.7, respectively	122.6	69.8
Inventories	128.3	152.8
Other current assets	51.6	15.8
Total current assets	379.1	271.7

Investments	12.7	—
Property, plant, and equipment, net	205.8	220.0
Goodwill	40.9	40.9
Restricted cash	—	32.2
Other noncurrent assets	8.2	9.9

Total assets	$646.7	$574.7

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$53.9	$59.5
Accrued liabilities	37.1	28.0
Total current liabilities	91.0	87.5

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	40.1	44.5
Other noncurrent liabilities	11.1	46.8
Total liabilities	292.2	328.8

Commitments and Contingencies (See Note K)

Shareholders' Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 29,240,866 and 28,660,903, respectively)	29.2	28.7
Capital surplus	363.0	355.1
Accumulated other comprehensive loss	(32.6)	(32.2)
Accumulated deficit	(2.4)	(103.4)
Treasury stock, at cost (195,958 and 174,107 shares, respectively)	(2.7)	(2.3)
Total shareholders' equity	354.5	245.9

Total liabilities and shareholders' equity	$646.7	$574.7

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	For the Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$101.0	$(68.2)	$(69.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquired companies:
Depreciation and amortization	27.8	25.4	21.8
Non-cash charge for stock compensation	1.6	1.1	(0.1)
Net loss (gain) on property disposals and impairments	0.1	0.4	(0.1)
Goodwill impairment	—	18.7	—
Accounts receivable	(52.8)	(7.1)	11.7
Inventories	24.5	(4.0)	6.4
Other current assets	(35.8)	(2.8)	(3.3)
Accounts payable and accrued liabilities	1.9	27.2	(7.2)
Litigation reserves	(33.0)	2.0	32.0
Restricted cash	32.2	(32.2)	—
Other	(5.8)	(1.1)	(4.4)

Net cash provided by (used in) operating activities	61.7	(40.6)	(12.4)

Cash flows from investing activities:
Capital expenditures	(13.0)	(14.4)	(15.9)
Purchase of investments	(88.6)	—	—
Proceeds from sale of property, plant and equipment	0.7	0.4	0.2
Proceeds from sales of investments	29.5	—	—
Cash paid for acquisitions, net of cash received	—	(34.0)	(38.3)

Net cash used in investing activities	(71.4)	(48.0)	(54.0)

Cash flows from financing activities:
Proceeds from exercise of options	6.4	1.3	—
Net proceeds from stock offering	—	—	82.8
Purchase of treasury stock	—	(0.8)	(1.3)

Net cash provided by financing activities	6.4	0.5	81.5

Effect of foreign exchange rate changes on cash	0.2	0.9	(1.1)

Net change in cash and cash equivalents	(3.1)	(87.2)	14.0
Cash and cash equivalents, beginning of year	33.3	120.5	106.5

Cash and cash equivalents, end of year	$30.2	$33.3	$120.5

Supplemental cash flow disclosure:
Interest paid	$17.0	$13.9	$13.7
Income taxes paid (refunded), net	$1.8	$—	$(1.0)

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in millions)

	Common Stock	Capital Surplus	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock	Total

Balance, January 1, 2002	$25.2	$272.0	$(15.9)	$34.0	$—	$315.3

Net loss	—	—	—	(69.2)	—	(69.2)
Other comprehensive loss:
Minimum pension liability adjustment	—	—	(14.9)	—	—	(14.9)
Foreign currency translation adjustment	—	—	(1.3)	—	—	(1.3)
Comprehensive loss						(85.4)
Stock offering	3.3	79.5	—	—	—	82.8
Employee benefit plan stock issuance	—	1.2	—	—	—	1.2
Acquisition of treasury stock	—	—	—	—	(1.3)	(1.3)

Balance, December 31, 2002	28.5	352.7	(32.1)	(35.2)	(1.3)	312.6

Net loss	—	—	—	(68.2)	—	(68.2)
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(1.0)	—	—	(1.0)
Foreign currency translation adjustment	—	—	0.9	—	—	0.9
Comprehensive loss						(68.3)
Employee benefit plan stock issuance	0.2	2.4	—	—	(0.2)	2.4
Acquisition of treasury stock	—	—	—	—	(0.8)	(0.8)

Balance, December 31, 2003	28.7	355.1	(32.2)	(103.4)	(2.3)	245.9

Net income	—	—	—	101.0	—	101.0
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(0.6)	—	—	(0.6)
Foreign currency translation adjustment	—	—	0.2	—	—	0.2
Comprehensive income						100.6
Employee benefit plan stock issuance	0.5	7.9	—	—	(0.4)	8.0

Balance, December 31, 2004	$29.2	$363.0	$(32.6)	$(2.4)	$(2.7)	$354.5

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lone Star Technologies, Inc. (“Lone Star”, or the “Company”), a Delaware corporation, is a management and holding company with six principal operating subsidiaries, Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), Bellville Tube Company, L.P. (“Bellville”), Wheeling Machine Products, Inc.  (“Wheeling”), acquired October 1, 2002, Delta Tubular Processing, Inc. (“DTP”), acquired May 1, 2003 and, Delta Tubular International, Inc. (“DTI”), acquired June 2, 2003.  Steel manufactures and globally markets oilfield tubular products to the oil and gas drilling industry, mechanical tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets.  Fintube manufactures specialty finned tubular products used in a variety of heat recovery applications including combined-cycle electrical power generation.  Bellville manufactures oilfield tubular products.  Wheeling manufactures couplings used to connect individual sections of oilfield casing and tubing.  Delta and Delta International provide oil country tubular processing services including threading and inspection services.

Lone Star’s consolidated revenues are not seasonal.  However, demand for oilfield products is subject to significant fluctuations due to the volatility of oil and gas prices and domestic drilling activity as well as other factors including competition from imports.  Demand for mechanical tubing and finned tubular products is primarily subject to fluctuations in general economic conditions.

ACCOUNTING POLICIES - NOTE A

Principles of consolidation.  The consolidated financial statements include the accounts of Lone Star and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share data and unless otherwise noted.  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Cash and cash equivalents.  Lone Star’s cash and cash equivalents include commercial bank accounts and highly liquid investments in a fund consisting of U. S. government and related agencies obligations with original maturities of less than three months.

At December 31, 2003, Lone Star had restricted cash of $32.2 million related to a cash deposit that collateralized a bond for a breach of contract judgment.  See Commitments and Contingencies – Note K.

Investments. Lone Star accounts for its investments in debt securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value at December 31, 2004.  Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in comprehensive income.

Inventories are stated at the lower of cost or market value.  Cost is determined using the last-in, first-out (“LIFO”) method for approximately 82% and 90% of the Company’s total current inventories after LIFO reserve at December 31, 2004 and 2003, respectively.  The cost of remaining inventories is determined using the first-in, first-out (“FIFO”) method.  Inventories include raw materials and certain supplies.

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

Impairment of long-lived assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Lone Star periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  At December 31, 2004, the Company believes that its long-lived assets have not been impaired.

Income taxes.  Lone Star applies the provisions of SFAS No. 109, Accounting for Income Taxes, which utilizes an asset and liability approach for financial accounting and income tax reporting.  Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards and are adjusted whenever tax rates or other provisions of income tax statutes change.  Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for any tax benefits that are not expected to be realized.  A full valuation has been maintained for all tax benefits, principally consisting of federal tax net operating loss carryforwards.

Revenue recognition.  Product revenues are recognized as sales when revenue is earned and is realized or realizable.  This includes satisfying the following criteria:  the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed or determinable; delivery has occurred, which may include delivery to the customer storage warehouse location at one of the Company’s subsidiaries in which instance, the risk of loss has been passed to the customer; and collectibility is reasonably assured.  Freight and shipping billed to customers is included in net sales, and the cost of freight and shipping is included in cost of sales.  The Company has marketing agreements to sell steel oilfield tubular products manufactured by other companies.  Revenue is recorded on a gross basis for certain transactions with alliance mills when the Company is the primary obligor and has general inventory and credit risk, and certain other transactions are recorded net.

Foreign currency translation.  In accordance with SFAS No. 52, Foreign Currency Translation, one of Lone Star’s international operations uses the local currency as its functional currency while another international operation uses the U.S. Dollar as its functional currency. Revenue and expenses from the Company’s international operations are translated using the monthly average exchange rates in effect for the period in which the items occur. The Company’s international operation that has the U.S. Dollar as its functional currency translates monetary assets and liabilities using current rates of exchange at the balance sheet date and translates non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such operations are included in other income, on a net basis and have historically not been significant. The Company’s international operation that does not have the U.S. Dollar as its functional currency translates assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation for such subsidiary are included as a component of shareholders’ equity.

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

Lone Star maintains cash and cash equivalents and investments in debt securities with various financial institutions. As part of its cash and risk management processes, the Company performs periodic evaluations of the relative credit standing of the financial institutions.  Lone Star has not sustained credit losses from instruments held at financial institutions.

Stock-Based Employee Compensation.  The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related Interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.  As permitted, the Company has elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Refer to Note J for further information.

The weighted average fair value per option granted in 2004, 2003, and 2002 was $8.58, $9.70, and $9.65, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004, 2003, and 2002, respectively: risk-free interest rates of 2.61%, 2.93%, and 4.79%; volatility of 63.19%, 61.86%, and 62.25%; expected lives of 3.5 years, 5.0 years, and 5.0 years; and, all option grants without payment of dividends.  Had compensation cost for this plan been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	2004	2003	2002
Net income (loss) as reported	$101.0	$(68.2)	$(69.2)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1.6	1.1	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7.5)	(7.7)	(7.5)

Pro forma net income (loss)	$95.1	$(74.8)	$(75.8)

Basic earnings (loss) per share
as reported	$3.51	$(2.40)	$(2.52)
pro forma	$3.31	$(2.63)	$(2.76)
Diluted earnings (loss) per share
as reported	$3.46	$(2.40)	$(2.52)
pro forma	$3.26	$(2.63)	$(2.76)

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments.  The estimated fair value of Lone Star’s investments in debt securities based on quoted market prices was $59.1 million at December 31, 2004.  The estimated fair value of Lone Star’s senior subordinated debt based on quoted market prices was $156.8 million and $149.3 million at December 31, 2004 and 2003, respectively.  These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

As of December 31, 2004 and 2003, the Company had outstanding letters of credit of $4.1 million and $0.8 million, respectively, which approximates fair value.

Accumulated Other Comprehensive Income.  As of December 31, 2004, accumulated other comprehensive income consisted of $32.5 million related to minimum pension liability adjustments and $0.1 million related to cumulative translation adjustments.

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

Lone Star’s products are used in applications which are subject to inherent risks including but not limited to well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of oil and gas production.  The Company warrants its products to meet certain specifications.  Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims.  The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims.  The Company considers the extent of insurance coverage in its estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period-to-period.

However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve.  The following table identifies changes in warranty reserves from January 1, 2002 to December 31, 2004:

	2004	2003	2002
Beginning balance	$2.4	$2.1	$3.0
Warranty expense accruals	3.1	2.0	2.9
Changes in estimates to pre-existing warranty accruals	—	0.2	(0.1)
Warranty settlements	(3.1)	(1.9)	(3.7)
Ending balance	$2.4	$2.4	$2.1

Lone Star is subject to numerous environmental regulations and is actively remediating a few known exposures and conducting post-closure monitoring activities.  The Company maintains an environmental reserve to cover the costs of expected remediation and post-closure monitoring and estimates the range of cost for the remediation and post-closure monitoring based on historical experience, results of monitoring and the known extent of exposure.  The Company evaluates the range of exposure and records the reserve at the most probable amount within that range.  Typically, this reserve is not subject to significant fluctuations from period-to-period.  However, given the nature of environmental exposures, significant changes in the reserve are possible.

New Accounting Pronouncements.  In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”).  SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43.  Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by Lone Star beginning on January 1, 2006.  Lone Star is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  Lone Star is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005.  Under SFAS 123R, Lone Star must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options.  Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  Lone Star is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on Lone Star’s consolidated results of operations and earnings per share.  Lone Star has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”).  SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Lone Star beginning on January 1, 2006.  Lone Star is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

BUSINESS SEGMENTS  - NOTE B

Lone Star currently has six operating subsidiaries that have separate management teams and infrastructures that offer different products and services.  The subsidiaries have been aggregated under three reportable segments:  oilfield, specialty tubing, and flat rolled steel and other tubular goods.  Management evaluates segment performance based primarily on revenue and earnings from operations and segments are organized around the products and services provided to the customers each segment serves.  No single customer comprised more than 10% of total net revenues in 2004, 2003, or 2002.  Direct foreign revenues as a percent of total revenues were 3% in 2004, 2% in 2003, and 5% in 2002.  Foreign assets as a percent of total assets were less than 1% at December 31, 2004, 2003, and 2002, respectively.

The accounting policies of each segment are the same as those described in Note A of Notes to Consolidated Financial Statements.  Intersegment sales and transfers are not significant.  Interest expense, interest income, other income and expense, and income taxes have not been allocated to the segments.

Oilfield.  Oilfield products are comprised of casing, tubing, line pipe and couplings that are manufactured and marketed globally to the oil and gas drilling industry.  The oilfield segment includes premium alloy and carbon welded oil country tubular goods, including casing, which acts as a structural retainer wall in oil and natural gas wellbores, and production tubing, which transmits hydrocarbons to the surface.  Line pipe is used to gather and transmit oil and natural gas.  Couplings are used to connect individual sections of oilfield casing and tubing.  The oilfield segment also includes end-finishing, heat treating, inspection, and storage services.

Specialty tubing.  Lone Star’s specialty tubing business includes the manufacture, marketing and sale of a variety of custom-engineered tubular products used in exacting applications, such as the manufacture of hydraulic cylinders for construction and farm equipment, automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy lift crane boom chords, drill rods and liner hangers.  Finned tubulars are used in fuel economizers, industrial processing, petrochemical plants, refineries and combined cycle electrical power generation.

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

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Products	Corporate / Other	Total
2004
Revenues	$695.4	$175.1	$96.3	$—	$966.8
Segment operating income (loss)	105.8	(1.5)	19.5	(6.4)	117.4
Depreciation and amortization	16.9	9.9	0.9	0.1	27.8
Total assets	359.1	164.5	25.0	98.1	646.7
Capital expenditures	11.0	1.9	—	0.1	13.0

2003
Revenues	$364.8	$121.8	$47.5	$—	$534.1
Segment operating income (loss)	(8.2)	(39.7)	(1.5)	(5.9)	(55.3)
Depreciation and amortization	15.1	9.3	0.9	0.1	25.4
Total assets	325.6	154.0	16.2	78.9	574.7
Capital expenditures	10.5	3.8	—	0.1	14.4

2002
Revenues	$304.2	$165.4	$54.1	$—	$523.7
Segment operating income (loss)	(8.6)	(13.5)	(2.4)	(36.3)	(60.8)
Depreciation and amortization	11.2	9.5	1.1	—	21.8
Total assets	255.6	208.0	18.8	129.7	612.1
Capital expenditures	9.1	6.8	—	—	15.9

GOODWILL AND OTHER INTANGIBLE ASSETS– NOTE C

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

In 2003, because the fair value of the Fintube unit was below its carrying value, application of SFAS No. 142 required the completion of the second step of the goodwill impairment test, comparing the implied fair value of Fintube’s goodwill with its carrying value.  After performing this evaluation an impairment charge of $18.7 million within the Company’s Specialty Tubing segment was recognized for the year ended December 31, 2003.

As of both December 31, 2004 and 2003, Lone Star’s Oilfield and Specialty Tubing segments included $13.7 million and $27.2 million of goodwill, respectively.  There were no changes in the carrying amount of goodwill for the year ended December 31, 2004.

Intangible assets other than goodwill that are subject to amortization are amortized on a straight-line basis over their respective estimated useful lives.  The non-compete agreements and license agreements are amortized over four to five years.   The other amortizable intangible assets are amortized over five to ten years.  The components of intangible assets were as follows:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$1.3	$(0.9)	$1.3	$(0.7)
Other	0.5	(0.4)	0.5	(0.3)
	$1.8	$(1.3)	$1.8	$(1.0)

Aggregate amortization expense related to intangible assets, other than goodwill, was $0.3 million, $0.4 million, and $0.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The estimated future amortization expense related to purchased intangible assets at December 31, 2004 is as follows:

Fiscal Year:
2005	$0.1
2006	0.1
2007	0.1
2008	0.1
2009	—
Thereafter	0.1

Total	$0.5

INVESTMENTS – NOTE D

Investments in held-to-maturity and available-for-sale debt securities were as follows at December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities (carried at amortized cost):
U.S. government and agencies	$8.4	$—	$—	$8.4
Debt securities of public companies	6.7	—	—	6.7
	15.1	—	—	15.1

Available-for-Sale Securities (carried at fair value):
Municipal securities	44.0	—	—	44.0

Total investment in debt securities	$59.1	$—	$—	$59.1

Lone Star accounts for its investments in debt securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair market value at December 31, 2004.  Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in comprehensive income.  The weighted average maturities of the Company’s held-to-maturity and available-for-sale securities were approximately 1.3 years and 38 days, respectively, at December 31, 2004.

Contractual maturities of held-to-maturity and available-for-sale securities at December 31, 2004 were as follows:

	Amortized Cost	Estimated Fair Value
Due in less than one year	$46.4	$46.4
Due in 1 - 2 years	12.7	12.7
	$59.1	$59.1

Proceeds from sales of available-for-sale securities were $29.5 million in fiscal 2004.  No realized gain or loss was recognized upon the sale of these securities in 2004.  The specific identification method is used to account for gains and losses on available-for-sale securities.  A summary of the carrying values and balance sheet classification of all held-to-maturity and available-for-sale securities was as follows at December 31, 2004:

2004
Held-to-maturity securities	$2.4
Available-for-sale securities	44.0
Short-term investments	46.4

Held-to-maturity securities	12.7
Investments, non-current	12.7

Total investments	$59.1

DEBT - NOTE E

In October 2001, Lone Star entered into a three-year $100 million senior secured credit facility (the “Credit Facility”) for use by Lone Star and its domestic subsidiaries.  In December 2003, the Credit Facility was amended and restated (“Amended Credit Facility”) to increase the total available borrowings to $125 million and extend the expiration date to November 2006.  Borrowings under the Amended Credit Facility can be used for general corporate purposes.  Under the agreement, the Company can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $4.1 million at December 31, 2004.  The availability under the Amended Credit Facility was $120.9 million at December 31, 2004.  Borrowings under the Amended Credit Facility are collateralized by substantially all of the Company’s assets, other than real estate.  At the Company’s option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest.  At December 31, 2004 and 2003, no amount was outstanding under the Amended Credit Facility.

Steel engages in slab consignment and sales agreements with third parties.  Under these agreements, Steel arranges for third parties to purchase slabs from vendors that manufacture the slabs and the third party consigns the slab inventory to Steel.  Steel is then required to repurchase the slab inventory based on usage within specified time periods.  These inventory financing transactions have been accounted for as product financing arrangements.  Inventory financed under these arrangements is recorded as inventory by Steel.  At December 31, 2004 and 2003, there were $8.0 million and $15.6 million, respectively, included in accounts payable under these financing arrangements.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due June 1, 2011 to qualified institutional buyers (the “Senior Notes”).  Interest on the outstanding Senior Notes accrues at a rate of 9% per year, payable semi-annually in arrears on each June 1 and December 1.

The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior  subordinated basis by each subsidiary of the Company (the “Guarantor Subsidiaries”) other than Aletas y Birlos S.A., de C.V. (the “Non-Guarantor Subsidiary”) (see Note M).  Each of the Guarantor Subsidiaries and the Non-Guarantor Subsidiary is wholly owned by the Company.

Total interest incurred including amortization of deferred financing costs was $16.8 million, $16.4 million, and $13.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.  Total interest capitalized for the years ended December 31, 2003 and 2002 was $0.6 million and $1.0 million, respectively.  No interest was capitalized for the year ended December 31, 2004.

SHAREHOLDERS’ EQUITY – NOTE F

On April 23, 2002, Lone Star sold 3.3 million shares of common stock under a previously filed universal shelf registration statement.  Net proceeds to Lone Star were $82.8 million and were used to acquire Wheeling, Delta and Delta International, and provide funds for working capital and other general corporate purposes.

Under a previously authorized stock buy-back program, a total of 160,600 shares at a cost of $2.0 million, or a weighted average price of $12.61, were repurchased as treasury shares.  The additional shares held at December 31, 2004 and December 31, 2003 result from the Company’s withholding of an equivalent number of shares for federal taxes related to the Company’s long-term incentive employee benefit plan.  The 195,958 and 174,107 treasury shares held as of December 31, 2004 and December 31, 2003, respectively, are reported at their acquired cost.

The following table (in whole shares) identifies changes in common stock issued and treasury stock from January 1, 2002 to December 31, 2004:

	Issued	Treasury Stock	Outstanding
Balance, January 1, 2002	25,201,595	(313)	25,201,282
Stock offering	3,250,000	—	3,250,000
Employee benefit plans	87,419	(4,931)	82,488
Treasury stock purchase	—	(100,600)	(100,600)
Balance, December 31, 2002	28,539,014	(105,844)	28,433,170
Employee benefit plans	121,889	(8,263)	113,626
Treasury stock purchase	—	(60,000)	(60,000)
Balance, December 31, 2003	28,660,903	(174,107)	28,486,796
Employee benefit plans	579,963	(21,851)	558,112
Treasury stock purchase	—	—	—
Balance, December 31, 2004	29,240,866	(195,958)	29,044,908

EARNINGS PER SHARE - NOTE G

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.   Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and other dilutive securities.

	2004	2003	2002
Numerator:
Net income (loss)	$101.0	$(68.2)	$(69.2)

Denominator:
Weighted-average shares used to compute basic EPS	28.7	28.4	27.5
Effect of dilutive securities:
Stock options	0.5	—	—
Weighted-average shares used to compute diluted EPS	29.2	28.4	27.5

As a result of the losses incurred in 2003 and 2002, 2.3 million and 2.6 million options, respectively, were excluded in computing diluted EPS as such options would be anti-dilutive.  In 2004, options to purchase 1.1 million shares of Lone Star stock were excluded from the calculation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares for the year, and therefore the effect would have been anti-dilutive.

ADDITIONAL BALANCE SHEET INFORMATION – NOTE H

	At December 31,
	2004	2003
Inventories
Finished goods	$47.4	$55.4
Work in process	100.0	66.9
Raw materials	67.6	55.0
Materials, supplies, and other	22.8	22.6
Total inventories at FIFO	237.8	199.9
Reserve to reduce inventories to LIFO value	(107.5)	(44.1)
Total inventories	130.3	155.8
Amount included in other noncurrent assets	(2.0)	(3.0)
Inventories, current	$128.3	$152.8

Other current assets
Insurance and other deposits	$9.2	$5.6
Inventory deposit	28.7	—
Other	13.7	10.2
Total other current assets	$51.6	$15.8

Property, plant, and equipment
Land and land improvements	$18.2	$18.2
Buildings, structures, and improvements	34.4	32.0
Machinery and equipment	431.6	418.2
Construction in progress	5.5	10.5
Total property, plant, and equipment	489.7	478.9
Less accumulated depreciation and amortization	(283.9)	(258.9)
Property, plant, and equipment, net	$205.8	$220.0

Other noncurrent assets
Inventory (supplies and spare parts)	$2.0	$3.0
Deferred financing costs	3.8	4.5
Other	2.4	2.4
Total other noncurrent assets	$8.2	$9.9

Accrued liabilities
Accrued compensation	$14.4	$9.3
Warranty reserves	2.4	2.4
Environmental reserves	1.8	0.7
Pension obligations	3.7	5.0
Other	14.8	10.6
Total accrued liabilities	$37.1	$28.0

Other noncurrent liabilities
Environmental reserves	$7.4	$8.8
Litigation reserves	—	34.0
Other	3.7	4.0
Total other noncurrent liabilities	$11.1	$46.8

During 2004, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory layers, the effect of which increased net income by approximately $17.9 million or $0.61 per diluted share.

INCOME TAXES - NOTE I

Income tax expense was $3.4 million and $0.1 million in 2004 and 2003, respectively; and, for 2002, income tax benefit was $0.7 million, including federal alternative minimum tax (“AMT”) and state and foreign income taxes.  There was no deferred income tax expense or benefit for 2004, 2003, or 2002.

A reconciliation of the U.S. federal statutory rate to actual income tax benefit (expense) is as follows:

	2004	2003	2002
Benefit (expense) at U.S. statutory rate	$(36.5)	$23.8	$24.5
State and other income taxes, net of federal benefit	(3.4)	(0.1)	0.7
Goodwill impairment charge	—	(6.5)	—
Change in valuation allowance	36.6	(19.0)	(23.7)
Other	(0.1)	1.7	(0.8)
Total income tax benefit (expense)	$(3.4)	$(0.1)	$0.7

At December 31, 2004, Lone Star had federal tax net operating loss carryforwards (NOL’s) of approximately $263 million available to offset future payments of federal income taxes, a portion of which may be related to American Federal Bank, a former subsidiary of Lone Star and subject to an agreement with the Federal Deposit Insurance Corporation (FDIC) whereby Lone Star may be required to pay the FDIC for certain tax benefits.  The NOL’s are available for utilization by Lone Star and its subsidiaries.  If not utilized, the NOL’s will expire in varying amounts between years 2005 and 2023, and their future availability may be limited if Lone Star or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations.  Lone Star’s common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit the availability of the NOL’s.  The Company has an AMT credit carryforward totaling $2.8 million that may be carried forward indefinitely under U.S. law.

The following table discloses the components of the deferred tax amounts at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
Postretirement benefit accruals	$15.0	$16.9
Environmental reserves	3.2	3.3
Other expense accruals and reserves	4.7	5.0
Inventories	18.5	11.0
Other	1.5	0.8
Net operating loss carryforwards	65.2	112.1
Alternative minimum tax credit carryforward	2.8	1.6
Total deferred tax assets	110.9	150.7

Deferred tax liabilities:
Property, plant and equipment	(35.4)	(38.6)

Net deferred tax assets	75.5	112.1
Less valuation allowance	(75.5)	(112.1)
Net deferred tax amount	$—	—

The ultimate realization of the deferred tax asset depends on the Company’s ability to generate sufficient taxable income in the future.  Management believes it is more likely than not that the net deferred tax asset will not be realized by future operating results.  Because of the uncertainty regarding possible utilization of NOL’s and the sensitivity of earnings to the level of domestic drilling activity, valuation allowances were recorded to fully reserve the computed net deferred tax assets.  The Company evaluates the amount recorded as a valuation allowance quarterly and as conditions change.

EMPLOYEE BENEFIT PLANS - NOTE J

Defined contribution plans.  Defined contribution plans are available to substantially all full-time employees under which participants can make voluntary pretax contributions.  For nonbargaining unit employees, matching contributions are provided within specified limits.  Steel makes contributions at rates specified under collective bargaining agreements for its bargaining unit employees.  Contributions totaled $3.4 millon, $3.3 million, and $2.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Nonqualified deferred compensation plan.  The Company has a nonqualified compensation plan for certain management personnel and highly compensated employees of Lone Star and its participating affiliates that provides eligible employees the opportunity to defer a specified percentage of their cash compensation.  Participants may elect to defer up to 50% of total compensation and Lone Star will match 50% of the amount deferred by each employee with the matching not to exceed $25,000.  The obligation included in other noncurrent liabilities was $2.7 million and $2.1 million at December 31, 2004 and 2003, respectively.

Employee stock purchase plan.  The Company has an employee stock purchase plan for all eligible employees.  Eligible employees include all regular full-time employees of Lone Star and its subsidiaries who have been employed for at least 12 months.  Eligible employees may defer up to 5% of their compensation for each quarter for the purchase of Lone Star common stock.  Shares are purchased at the end of each quarter at a price equal to the lower of: (a) 90% of the market price of Lone Star’s common stock on the first day of the quarter, or (b) 90% of the market price of Lone Star’s common stock on the last day of the quarter.  The maximum number of Lone Star shares that may be purchased for all participants under the plan is 200,000 shares, of which 163,409 shares were available to be issued at December 31, 2004.

Long-term incentive plan.  Lone Star has a long-term incentive plan which provides for the issuance of up to 6,700,000 shares of common stock to key employees and outside directors through the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock grants, and performance unit grants.  The option price is the average of the high and low market price on the date of the grant.  Options are generally exercisable for ten years with one-fourth of the shares becoming exercisable on the one-year anniversary of the grant date and an additional one-fourth becoming exercisable on the same anniversary date over the next three years.  In 2004, 293,500 options were granted to certain key employees that become fully exercisable on the one-year anniversary of the grant date and are exercisable for five years.  For all options granted, if the optionee’s employment is terminated under certain circumstances after a change of control of Lone Star occurs before an option’s fourth anniversary, the option may be exercised in full earlier.  Also, accelerated vesting of options can occur upon death or retirement from employment of an option holder.  The following discloses the stock option activity for the years shown (not in millions):

	Shares Under Option	Weighted Average Exercise Price
Outstanding, December 31, 2001	1,860,475	$28.66
Granted	555,000	16.90
Exercised	(1,500)	27.19
Cancelled/forfeited	(65,250)	29.82
Outstanding, December 31, 2002	2,348,725	25.85
Granted	447,000	17.77
Exercised	(87,750)	13.65
Cancelled/forfeited	(94,750)	24.00
Outstanding, December 31, 2003	2,613,225	24.95
Granted	394,000	18.19
Exercised	(449,025)	14.35
Cancelled/forfeited	(75,150)	34.71
Outstanding, December 31, 2004	2,483,050	$25.49

At December 31, 2004, 1,674,803 shares were available for future grant.  At December 31, 2004, 2003, and 2002, 1,442,706, 1,535,913, and 1,100,351 options, respectively, were exercisable.  The following table summarizes information with respect to options outstanding and exercisable at December 31, 2004 (not in millions):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Number of Shares	Weighted Average Exercise Price

$6.88 - $8.81	40,000	$8.13	0.4	40,000	$8.13
11.06 - 16.52	712,550	15.41	7.3	274,675	14.97
16.75 - 23.39	603,625	19.33	4.6	142,250	20.45
27.19 - 39.27	1,012,500	34.51	5.4	887,500	34.42
41.11 - 50.06	114,375	47.04	5.9	98,281	47.42
$6.88 - $50.06	2,483,050	$25.49	5.7	1,442,706	$29.50

Lone Star also issued 137,500, 21,500, and 72,750 shares of restricted stock grants to certain employees, with a value of $2.5 million, $0.4 million, and $1.1 million during 2004, 2003, and 2002, respectively.  The shares generally vest ratably over a four-year period beginning on the second anniversary of date of grant.  The fair value of restricted stock is charged to Shareholders’ Equity and amortized to expense over the requisite vesting periods.  In 2004, of the 137,500 shares of restricted stock grants, 120,000 shares were granted to certain key employees with accelerated vesting provisions based on the achievement of certain performance objectives.  If the performance objectives are met, one-third of the shares become vested on the first anniversary of date of grant with the remaining two-thirds becoming vested on the second anniversary of date of grant.  The Company recognized compensation expense related to all awards of $1.6 million, $1.1 million, and $0.9 million in 2004, 2003, and 2002, respectively.

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

During 1996 and 1998, the three pension plans were amended so that new employees do not participate in the defined benefit plans.  New employees are eligible to participate in one of the defined contribution retirement plans, as are substantially all other employees.

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

The following represents the amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Postretirement benefit obligations - current	$1.7	$3.7	$2.0	$1.3
Postretirement benefit obligations - noncurrent	27.3	30.1	12.8	14.4
Other noncurrent assets - intangible asset	(0.8)	(1.0)	—	—
Accumulated other comprehensive loss	(32.5)	(31.9)	—	—
Net amount recognized	$(4.3)	$0.9	$14.8	$15.7

Net periodic benefit expense for 2004, 2003, and 2002, included the following components:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$1.0	$1.0	$0.9	$0.5	$0.6	$0.6
Interest cost	5.7	5.8	5.2	0.9	1.0	0.9
Expected return on plan assets	(4.8)	(4.2)	(5.0)	—	—	—
Amortization of prior service cost	0.2	0.1	0.2	—	—	—
Recognized net actuarial loss (gain)	2.7	2.7	0.8	—	—	(0.1)
Net periodic benefit expense	$4.8	$5.4	$2.1	$1.4	$1.6	$1.4

The following table sets forth the changes in the plans’ benefit obligations, assets, and funded status at December 31, 2004 and 2003:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$93.5	$86.9	$14.9	$15.0
Service cost	1.0	1.0	0.5	0.6
Interest cost	5.7	5.8	0.9	1.0
Plan participants' contributions	—	—	0.1	—
Actuarial loss (gain)	3.3	6.2	6.2	(0.6)
Benefits paid	(6.5)	(6.4)	(2.3)	(1.1)
Projected Benefit Obligation at end of year	$97.0	$93.5	$20.3	$14.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$59.4	$53.4	$—	$—
Actual return on plan assets	4.8	6.8	—	—
Employer contributions	10.0	5.6	2.2	1.1
Plan participants' contributions	—	—	0.1	—
Benefits paid	(6.5)	(6.4)	(2.3)	(1.1)
Fair value of plan assets at end of year	$67.7	$59.4	$—	$—

Reconciliation of Funded Status
Unfunded status - obligation in excess of assets	$29.3	$34.1	$20.3	$14.9
Unrecognized actuarial gain (loss)	(32.8)	(32.2)	(5.5)	0.8
Unrecognized prior service cost	(0.8)	(1.0)	—	—
Net amount recognized	$(4.3)	$0.9	$14.8	$15.7

The Accumulated Benefit Obligation for all defined benefit pension plans was $96.7 million and $93.2 million at December 31, 2004 and 2003, respectively.

The following weighted average assumptions were used in determining net periodic benefit expense and benefit obligations:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Net Periodic Benefit Expense
Discount rate	6.25%	6.75%	6.75%	6.25%	6.75%	6.75%
Expected long-term investment return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.00%	4.00%	4.00%	—	—	—

Benefit Obligations
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increase	3.00%	3.00%	4.00%	—	—	—

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans.  The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan assets.  The Company uses an annual measurement date of November 30th.

The Company’s pension contributions to be paid in 2005 are estimated to be $7.9 million, reflecting quarterly contributions to certain plans as required by Internal Revenue Code Section 412.

The Company’s expected future benefit payments for each of the next five years and in the aggregate for the following five years thereafter are as follows:

Expected Future Benefit Payments	Pension Benefits	Other Benefits
2005	$7.0	$2.0
2006	7.1	1.8
2007	7.1	1.6
2008	7.1	1.7
2009	7.3	1.8
2010 through 2014	37.5	10.4

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The annual rate of increase in the per capita costs of covered health care benefits is assumed to decrease from 10% to an ultimate trend rate of 5% by the year 2011.  Increasing the assumed medical cost trend rates by one percentage point in each year would have resulted in a $1.6 million increase in the benefit obligation as of December 31, 2004, and a $0.1 million increase in the aggregate of the service cost and interest cost components of net periodic benefit expense for 2004.  A 1% decrease in the assumed trend rates would have resulted in a $1.4 million decrease in the benefit obligation and a $0.1 million decrease in expense.

Lone Star’s investment strategy for its pension plans is to preserve the capital of the pension plans’ assets and maximize investment earnings in excess of inflation with acceptable levels of volatility while meeting the pension plans’ goal of providing, protecting, and enhancing the economic well-being of Lone Star employees, retirees, and their beneficiaries.  This investment strategy will be achieved through target allocation for each asset class with a maximum and minimum range around each target.  No investments will be made in securities that fall outside of the categories listed below.  Without limiting the general scope of the foregoing, private placements and the securities of Lone Star Technologies, Inc. are specifically excluded and not deemed appropriate investments.

Target investment allocations for 2005 are as follows:

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

The allocations are rebalanced as considered necessary by the Company’s pension plan committee to correspond with anticipated change in investing conditions.   The following table sets forth the percentage of fair value of total assets by asset category as of the Company’s measurement date:

	Fiscal Year
Asset Category	2004	2003
Domestic equity securites	37%	43%
International equity securities	16%	16%
Fixed income securities	45%	40%
Cash investments	2%	1%
Total	100%	100%

Profit sharing plans.  Certain Lone Star subsidiaries have profit sharing plans for their employees that provide for payment of a specified percentage of quarterly operating earnings.  Total payments to employees were $0.8 million, $0.4 million, and $0.4 million for 2004, 2003, and 2002, respectively.

COMMITMENTS AND CONTINGENCIES - NOTE K

As of December 31, 2004, the Company has long-term purchase commitments totaling $9.1 million to acquire natural gas at specified minimum volumes and at fixed prices through October 2005.

Equipment is leased under various operating leases.  Rental expense totaled $4.5 million, $4.5 million, and $5.0 million in 2004, 2003, and 2002, respectively.  Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows: 2005, $2.3 million; 2006, $2.1 million; 2007, $1.8 million; 2008, $1.4 million; and thereafter, $0.8 million.

Lone Star’s operations are subject to numerous environmental laws.  The three major areas of regulation are air quality, water quality, and solid and hazardous waste management.  The primary governmental oversight agencies include the Texas Commission on Environmental Quality and the Environmental Protection Agency.  The Company is engaged in various ongoing environmental monitoring and compliance programs, voluntary remediation activities, and capital improvement projects.  Estimated expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities as shown in Note H and are computed on a non-discounted basis.  Included in other noncurrent liabilities are environmental reserves of $7.4 million and $8.8 million at December 31, 2004 and 2003, respectively.  Current reserves of $1.8 million and $0.7 million are included in accrued liabilities at December 31, 2004 and 2003, respectively.  The Company believes that adequate accruals have been made related to all known environmental matters.

In August 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division.  Consummation of the acquisition was subject to completion of financing arrangements.  Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition.  Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement.  On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star.  On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment.  The Minnesota Supreme

Court decided on August 17, 2004 that it would not review the Court of Appeals’ decision.  At September 30, 2004, Lone Star had a reserve totaling $35 million which included accrued interest of $3 million.  Lone Star paid Cargill $32 million on October 1, 2004 and $2 million on October 6, 2004 to satisfy the judgment.  After the $34 million payment, approximately $1 million of accrued interest remains in the reserve, which represents pre-judgment interest that Lone Star is contesting in the Minnesota courts.

During the last six years, Steel has been named as one of a number of defendants in 42 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  To date several of these lawsuits have been settled for approximately $300,000 in the aggregate.  Of the 42 lawsuits, sixteen have been settled or are pending settlement and twelve have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Three of these lawsuits have been dismissed.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).  In addition, Zink LLC has been named in six lawsuits in which the plaintiffs, two of whom have mesothelioma, allege exposure to asbestos in Zink’s products (three of these have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater.  Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s.  Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.  Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

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

ACQUISITIONS – NOTE L

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

DTP.  On May 1, 2003, Lone Star purchased substantially all of the assets of Delta Tubular Products, a leading provider of high-quality customized oil country tubular processing services, for a base purchase price of approximately $14.0 million in cash and approximately $0.2 million in acquisition related expenses.  The acquisition of DTP is intended to improve Lone Star’s competitive position in the oilfield segment and allow for certain cost synergies.  In connection with the purchase, $4.1 million was allocated to goodwill and $0.4 million allocated to amortizable intangible assets.  The amortizable intangible assets are being amortized over their estimated useful lives of five to ten years.  DTP’s results of operations have been included in the consolidated financial statements since the date of acquisition.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2.9
Net property and equipment	7.7
Other assets	0.4
Goodwill	4.1
Liabilities assumed	(0.9)
Net purchase price	$14.2

DTI.  On June 2, 2003, Lone Star purchased certain assets of Frank’s Tubular International (“Frank’s”), a leading provider of high-quality threading and inspection services, for a base purchase price of $18.9 million in cash and approximately $0.9 million in acquisition related expenses.  Subsequent to the acquisition, Lone Star changed the name of Frank’s to Delta Tubular International, or DTI.  The acquisition of DTI further enhances Lone Star’s competitive position within the oilfield segment by offering customers a broad range of oilfield services and allows for cost synergies.  In connection with the purchase, $0.4 million was allocated to goodwill and $0.2 million was allocated to amortizable intangible assets, which is being amortized over its estimated useful life of five years.  DTI’s results of operations have been included in the consolidated financial statements since the date of acquisition.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$1.0
Net property and equipment	18.5
Other assets	0.2
Goodwill	0.4
Liabilities assumed	(0.3)
Net purchase price	$19.8

Pro Forma Results.  The operating results of the Wheeling, DTP, and DTI acquisitions have been included in the Consolidated Statements of Income from the effective dates of acquisition.  The unaudited pro forma results below assume the acquisitions occurred on January 1, 2002:

	For the Year Ended
	2003	2002

Net sales	$540.2	$554.1
Net income (loss)	(69.3)	(71.7)

Basic income (loss) per share	$(2.44)	$(2.61)
Diluted income (loss) per share	(2.44)	(2.61)

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

GUARANTOR SUBSIDIARIES – NOTE M

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

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$30.0	$0.1	$0.1	$—	$30.2
Short-term investments	46.4	—	—	—	46.4
Accounts receivable, net	20.4	122.7	2.4	(22.9)	122.6
Inventories	—	127.5	0.8	—	128.3
Other current assets	1.4	51.9	1.3	(3.0)	51.6
Total current assets	98.2	302.2	4.6	(25.9)	379.1

Investment in subsidiaries	344.4	—	—	(344.4)	—
Investments	12.7	—	—	—	12.7
Property, plant, and equipment, net	0.3	204.3	1.2	—	205.8
Goodwill	3.5	37.4	—	—	40.9
Advances from parent	51.8	—	—	(51.8)	—
Other noncurrent assets	3.8	4.1	0.3	—	8.2
Total assets	$514.7	$548.0	$6.1	$(422.1)	$646.7

Liabilities & Shareholders' Equity
Accounts payable	$3.3	$64.8	$11.7	$(25.9)	$53.9
Accrued liabilities	5.2	31.2	0.7	—	37.1
Total current liabilities	8.5	96.0	12.4	(25.9)	91.0

Senior subordinated debt	150.0	—	—	—	150.0
Advances from parent	—	51.8	—	(51.8)
Other noncurrent liabilities	1.7	49.5	—	—	51.2
Total liabilities	160.2	197.3	12.4	(77.7)	292.2
Total shareholders' equity	354.5	350.7	(6.3)	(344.4)	354.5
Total liabilities & equity	$514.7	$548.0	$6.1	$(422.1)	$646.7

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$33.0	$0.3	$—	$—	$33.3
Accounts receivable, net	7.4	63.4	0.6	(1.6)	69.8
Inventories	—	152.2	0.6	—	152.8
Other current assets	4.2	11.1	0.5	—	15.8
Total current assets	44.6	227.0	1.7	(1.6)	271.7

Investment in subsidiaries	238.4	—	—	(238.4)	—
Property, plant, and equipment, net	0.2	218.3	1.5	—	220.0
Goodwill	3.5	37.4	—	—	40.9
Other noncurrent assets	147.1	5.1	0.2	(110.3)	42.1
Total assets	$433.8	$487.8	$3.4	$(350.3)	$574.7

Liabilities & Shareholders' Equity
Accounts payable	$0.2	$52.3	$8.6	$(1.6)	$59.5
Accrued liabilities	1.7	25.9	0.4	—	28.0
Total current liabilities	1.9	78.2	9.0	(1.6)	87.5

Senior subordinated debt	150.0	—	—	—	150.0
Other noncurrent liabilities	36.0	165.6	—	(110.3)	91.3
Total liabilities	187.9	243.8	9.0	(111.9)	328.8
Total shareholders' equity	245.9	244.0	(5.6)	(238.4)	245.9
Total liabilities & equity	$433.8	$487.8	$3.4	$(350.3)	$574.7

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$1,008.6	$5.9	$(47.7)	$966.8
Cost of goods sold	—	846.0	6.5	(47.7)	804.8
Gross profit (loss)	—	162.6	(0.6)	—	162.0
Selling, general and administrative	6.4	37.9	0.3	—	44.6
Operating income (loss)	(6.4)	124.7	(0.9)	—	117.4

Equity in subsidiaries' income (loss)	123.6	—	—	(123.6)	—
Interest expense, net	(13.4)	(1.6)	—	—	(15.0)
Other income (expense), net	0.6	1.2	0.2	—	2.0
Income (loss) before income tax	104.4	124.3	(0.7)	(123.6)	104.4
Income tax (expense) benefit	(3.4)	—	—	—	(3.4)
Net income (loss)	$101.0	$124.3	$(0.7)	$(123.6)	$101.0

CONDENSED CONSOLIDATING RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$561.0	$5.7	$(32.6)	$534.1
Cost of goods sold	—	556.1	5.7	(32.9)	528.9
Gross profit	—	4.9	—	0.3	5.2
Selling, general, and administrative	5.8	35.1	0.9	—	41.8
Goodwill impairment charge	—	18.7	—	—	18.7
Operating income (loss)	(5.8)	(48.9)	(0.9)	0.3	(55.3)

Equity in subsidiaries' income (loss)	(47.6)	—	—	47.6	—
Interest income (expense), net	(15.2)	0.2	—	—	(15.0)
Other income (expense), net	0.4	2.7	(0.9)	—	2.2
Income (loss) before income tax	(68.2)	(46.0)	(1.8)	47.9	(68.1)
Income tax (expense) benefit	—	(0.1)	—	—	(0.1)
Net income (loss)	$(68.2)	$(46.1)	$(1.8)	$47.9	$(68.2)

CONDENSED CONSOLIDATING RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$528.6	$8.3	$(13.2)	$523.7
Cost of goods sold	—	520.7	8.5	(12.9)	516.3
Gross profit	—	7.9	(0.2)	(0.3)	7.4
Selling, general, and administrative	36.2	30.9	1.1	—	68.2
Operating income (loss)	(36.2)	(23.0)	(1.3)	(0.3)	(60.8)

Equity in subsidiaries' income (loss)	(22.6)	—	—	22.6	—
Interest expense	(13.7)	—	—	—	(13.7)
Interest income	2.5	—	—	—	2.5
Other income (expense), net	0.1	1.7	—	0.3	2.1
Income (loss) before income taxes	(69.9)	(21.3)	(1.3)	22.6	(69.9)
Income tax (expense) benefit	0.7	—	—	—	0.7
Net income (loss)	$(69.2)	$(21.3)	$(1.3)	$22.6	$(69.2)

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15.3)	$76.9	$0.1	$—	$61.7
Cash flows from investing activities:
Capital expenditures	(0.1)	(12.9)	—	—	(13.0)
Proceeds from sale of PP&E	—	0.7	—	—	0.7
Purchase of investments	(88.6)	—	—	—	(88.6)
Proceeds from sales of investments	29.5	—	—	—	29.5
Net cash provided by (used in) investing activities	(59.2)	(12.2)	—	—	(71.4)
Cash flows from financing activities:
Advances from parent, net	58.6	(58.6)	—	—	—
Dividends to parent	6.5	(6.5)	—	—	—
Proceeds from exercise of options	6.4	—	—	—	6.4
Net cash provided by (used in) financing activities	71.5	(65.1)	—	—	6.4
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Net change in cash	(3.0)	(0.4)	0.1	—	(3.1)
Cash beginning balance	33.0	0.3	—	—	33.3
Cash ending balance	$30.0	$(0.1)	$0.1	$—	$30.2

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(39.9)	$(0.7)	$—	$—	$(40.6)
Cash flows from investing activities:
Capital expenditures	(0.1)	(14.2)	(0.1)	—	(14.4)
Proceeds from sale of PP&E	—	0.4	—	—	0.4
Acquisitions, net of cash received	(34.0)	—	—	—	(34.0)
Net cash provided by (used in) investing activities	(34.1)	(13.8)	(0.1)	—	(48.0)
Cash flows from financing activities:
Advances from parent	82.4	(83.0)	0.6	—	—
Issuance of preferred stock	(105.0)	105.0	—	—	—
Proceeds from exercise of options	1.3	—	—	—	1.3
Dividends to parent	9.8	(9.8)	—	—	—
Purchase of treasury stock	(0.8)	—	—	—	(0.8)
Net cash provided by financing activities	(12.3)	12.2	0.6	—	0.5
Effect of exchange rate changes	—	1.6	(0.7)	—	0.9
Net change in cash	(86.3)	(0.7)	(0.2)	—	(87.2)
Cash beginning balance	119.3	1.0	0.2	—	120.5
Cash ending balance	$33.0	$0.3	$—	$—	$33.3

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE YEAR ENDED DECEMBER 31, 2002

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2.9	$(14.9)	$(0.4)	$—	$(12.4)
Cash flows from investing activities:
Capital expenditures	—	(15.6)	(0.3)	—	(15.9)
Proceeds from sale of PP&E	—	0.2	—	—	0.2
Acquisitions, net of cash received	(38.3)	—	—	—	(38.3)
Net cash provided by (used in) investing activities	(38.3)	(15.4)	(0.3)	—	(54.0)
Cash flows from financing activities:
Advances from parent	(32.5)	32.0	0.5	—	—
Proceeds from issuance of stock	82.8	—	—	—	82.8
Purchase of treasury stock	(1.3)	—	—	—	(1.3)
Net cash provided by financing activities	49.0	32.0	0.5	—	81.5
Effect of exchange rate changes	—	(1.1)	—	—	(1.1)
Net change in cash	13.6	0.6	(0.2)	—	14.0
Cash beginning balance	105.6	0.5	0.4	—	106.5
Cash ending balance	$119.2	$1.1	$0.2	$—	$120.5

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)  – NOTE N

	2004 - Quarter Ended
	First	Second	Third	Fourth	Total Year
Net revenues	$179.8	$246.2	$272.2	$268.6	$966.8
Gross profit	23.2	47.9	41.4	49.5	162.0
Net income	8.0	32.2	26.8	34.0	101.0

Per common share - basic
Net income available to common shareholders	$0.28	$1.13	$0.93	$1.17	$3.51
Per common share - diluted
Net income available to common shareholders	$0.28	$1.11	$0.91	$1.15	$3.46

	2003 - Quarter Ended
	First	Second	Third	Fourth	Total Year
Net revenues	$128.1	$141.3	$132.0	$132.7	$534.1
Gross profit	4.3	3.4	(2.4)	(0.1)	5.2
Net loss	(7.9)	(9.2)	(17.1)	(34.0)	(68.2)

Per common share - basic and diluted
Net loss available to common shareholders	$(0.28)	$(0.32)	$(0.60)	$(1.20)	$(2.40)

LONE STAR TECHNOLOGIES, INC.

Schedule II - Valuation and Qualifying Accounts

December 31, 2002, 2003, and 2004

($ in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2002
Allowance for doubtful accounts	$1.8	$0.1	$—	$(0.3)	$1.6
Valuation allowance on net deferred tax assets	69.4	—	23.7	—	93.1

Year ended December 31, 2003
Allowance for doubtful accounts	1.6	0.5	—	(0.4)	1.7
Valuation allowance on net deferred tax assets	93.1	—	19.0	—	112.1

Year ended December 31, 2004
Allowance for doubtful accounts	1.7	0.1	—	(0.5)	1.3
Valuation allowance on net deferred tax assets	112.1	—	—	(36.6)	75.5

ITEM 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                          CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure control and procedures.

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d).  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Lone Star, including our consolidated subsidiaries, and was accumulated and communicated to them by others within those entities, as appropriate during the period when this report was being prepared in order to allow timely decisions regarding required disclosure.

(b)           Management’s report on internal control over financial reporting.

Management’s report on internal control over financial reporting, which appears on page 39 of this Annual Report, is incorporated herein by reference.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears on page 40 of this Annual Report, which is incorporated herein by reference.

(c)           Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in Lone Star’s proxy statement for the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.                            EXECUTIVE COMPENSATION

Information required under this item is contained in Lone Star’s proxy statement for the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required under this item with respect to beneficial owners of more than 5 percent of outstanding common stock, directors and executive officers and securities authorized for issuance under equity compensation plans is contained in Lone Star’s proxy statement for the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in Lone Star’s proxy statement for the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.                            PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to fees and services related to the Company’s independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in Lone Star’s proxy statement for the 2005 Annual Meeting of Shareholders, and are incorporated herein by reference.

PART IV

ITEM 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)1.            Financial Statements - the following Consolidated Financial Statements are filed as part of this report:

•      Reports of Independent Public Accountants

•      Consolidated Results of Operations - for the years ended December 31, 2004, 2003, and 2002

•      Consolidated Balance Sheets at December 31, 2004 and 2003

•      Consolidated Statements of Cash Flows - for the years ended December 31, 2004, 2003, and 2002

•      Consolidated Statements of Shareholders’ Equity - at December 31, 2004, 2003, and 2002

•      Notes to Consolidated Financial Statements

2.               Schedule II - Valuation and Qualifying Accounts

Note:         All schedules not filed herein for which provision is made under rules of Regulation S-X have been omitted as not applicable or not required or the information required has been included in the notes to the consolidated financial statements.

3.         Index to Exhibits

Description

2.1                                   Asset Purchase Agreement dated as of November 16, 1999 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership (incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000).

2.2                                   First Amendment to Asset Purchase Agreement dated as of January 1, 2000 by and among Lone Star, Fintube Technologies, Inc. and Fintube Limited Partnership (incorporated by reference to the same numbered Exhibit to Form 8-K of Lone Star as filed on January 18, 2000).

2.3                                   Asset Purchase Agreement dated as of March 7, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star as filed on April 14, 2000).

2.4                                   First Amendment to Asset Purchase Agreement dated as of March 31, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K of Lone Star as filed on April 14, 2000).

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

3.4                                   Amended and Restated Bylaws, as amended and restated on September 21, 2004 (incorporated by reference to Exhibit 3.1 to Form 8-K of Lone Star as filed on September 24, 2004).

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

4.2                                 Stock Registration Agreement dated January 1, 2000 among Lone Star Technologies, Inc., Fintube Limited Partnership, Yorktown Energy Partners, Brown University Third Century Fund, Warburg, Dillon, Reed, L.L.C. and Ticonderoga Partners and the stockholders named therein (incorporated by reference to Exhibit 4.1 to Form S-3 Registration Agreement of Lone Star as filed on February 4, 2000, File No. 333-96207).

4.3                                   Letter Agreement dated October 19, 2000 by Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation to Lone Star (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to Form S-3 Registration Statement of Lone Star as filed on October 30, 2000, File No. 333-41130).

4.4                                   Indenture dated as of May 29, 2001 among Lone Star, Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel Company, Lone Star Logistics, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., T&N Lone Star Warehouse Co., Texas  & Northern Railway Company, Lone Star ST Holdings, Inc., Fintube Technologies, Inc., Fintube Canada, Inc., Bellville Tube Corporation, and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).

4.5                                   Exchange and Registration Rights Agreement dated May 29, 2001, among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, CIBC World Markets Corp., Dresdner Kleinwort Wasserstein Securities LLC, RBC Dominion Securities Corporation, and The Robinson-Humphrey Company, LLC (incorporated by reference to Exhibit 4.4 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).

4.6                                   Letter Agreement dated October 16, 2002 by Keystone, Inc., Alpine Capital L.P., and the Anne T. and Robert M. Bass Foundation to Lone Star (incorporated by references to Exhibit 4.11 to Form S-3 Registration Statement of Lone Star as filed on October 16, 2002.  File No. 333-100579).

10.1                             Amended 1985 Long-Term Incentive Plan (incorporated by reference to Exhibit A of Proxy Statement of Lone Star as filed on October 22, 1993).*

10.1(a)               Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 1997 (incorporated by reference to Exhibit 10.1(a) to Form 10-Q of Lone Star for the quarter ended June 30, 1997). *

10.1(b)              Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 14, 1998 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1998). *

10.1(c)               Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 11, 1999 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 1999). *

10.1(d)              Amendment to the Amended 1985 Long-Term Incentive Plan adopted on May 9, 2000 (incorporated by reference to same numbered Exhibit to Form 10-Q for the quarter ended June 30, 2000.) *

10.1(e)               Amendments to the Amended 1985 Long-Term Incentive Plan adopted on May 8, 2001 (incorporated by reference to same numbered exhibit to Form 10-Q for the quarter ended June 30, 2001). *

10.1(f)                 Amendment to the 1985 Long-Term Incentive Plan adopted on May 9, 2002 (incorporated by reference to same numbered exhibit to Form 10-Q for the quarter ended June 30, 2002). *

10.1(g)              Amendments to the 1985 Long-Term Incentive Plan adopted on May 13, 2003 (incorporated by reference to same numbered exhibit to Form 10-K for the year ended December 31, 2003). *

10.1(h)              2004 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement of Lone Star filed on March 19, 2004). *

10.2                             Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between Lone Star, Charles J. Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between Lone Star and Rhys J. Best (incorporated by reference to same numbered Exhibit to Form 10-K for the year ended December 31, 1997).*

10.3                             Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1996).

10.4                             Cost Sharing Agreement dated as of July 1, 1997 between Lone Star and Steel (incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1997).

10.5                             Compromise and Settlement Agreement and Release dated July 31, 1997 between Lone Star and Guaranty Federal Bank, F.S.B. (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 1997).

10.6                             Phantom Stock Deferred Compensation Plan adopted on September 22, 1998 (incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 1998).*

10.7                           Employee Stock Purchase Plan adopted on May 9, 2000 (incorporated by reference to Exhibit 10.36 to Form 10-Q for the quarter ended June 30, 2000).*

10.8                           Second Amended and Restated Deferred Compensation Plan adopted by Lone Star’s Board of Directors on September 21, 2004 (incorporated by reference to Exhibit 10.36 to Form 8-K of Lone Star as filed on December 16, 2004).

10.9                           Employment Agreement dated May 7, 2001 between Lone Star and Rhys J. Best (incorporated by reference to Exhibit 99.1 to Form 8-K of Lone Star as filed on May 9, 2001). *

10.10                     Purchase Agreement dated May 23, 2001 among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, RBC Dominion Securities Corporation, and The Robinson-Humphrey Company, LLC (incorporated by reference to Exhibit 10.10 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).

10.11                     Consulting Employment Agreement dated January 1, 2000, among Fintube Technologies, Inc., Jerry E. Ryan, and Lone Star (incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended March 31, 2001).*

10.12                     Employment Agreement dated January 1, 2000 between Fintube Technologies, Inc. and Larry Sims (incorporated by reference to Exhibit 10.43 to Form 10-Q for the quarter ended March 31, 2001).*

10.13                     Amended and Restated Financing Agreement dated October 8, 2001 among The CIT Group/Business Credit, Inc. (as Agent and Lender), the Lenders party thereto, and Lone Star, Lone Star Steel Company, Fintube Technologies, Inc., Lone Star Logistics, Inc., T&N Lone Star Warehouse Co., Texas & Northern Railway Company, Fintube Canada, Inc. and Bellville Tube Corporation (as Borrowers), and Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., and Lone Star ST Holdings, Inc. (as Guarantors) (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form S-4 of Lone Star as filed on October 9, 2001, File No. 333-63944).

10.14                     First Amendment, dated as of December 31, 2001, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2002).

10.15                     Second Amendment, dated March 13, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2002).

10.16                     Third Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2002).

10.17                     Fourth Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2002).

10.18                     Fifth Amendment, dated as of May 5, 2003, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003).

10.19                     Sixth Amendment, dated as of August 29, 2003, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to same numbered exhibit to Form 10-K for year ended December 31, 2003).

10.20                     Seventh Amendment, dated as of December 16, 2003, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to same numbered exhibit to Form 10-K for year ended December 31, 2003).

10.21                     Eighth Amendment, dated as of September 21, 2004, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.35 to Form 10-Q for quarter ended September 30, 2004).

10.22                     Compensation and benefits outline for Joe Alvarado dated May 7, 2004 and related letter agreement dated October 8, 2004 between Lone Star and Joe Alvarado. *

10.23                     Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Form  8-K of Lone Star as filed on September 24, 2004). *

10.24                     Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to Form 8-K of Lone Star as filed on September 24, 2004). *

10.25                     Form of Employee Stock Option Agreement with One-Year Vesting (incorporated by reference to Exhibit 10.3 to Form 8-K of Lone Star as filed on September 24, 2004). *

10.26                     Form of Employee Stock Option Agreement with Four-Year Vesting (incorporated by reference to Exhibit 10.4 to Form 8-K of Lone Star as filed on September 24, 2004). *

10.27                     Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K of Lone Star as filed on September 24, 2004). *

14.1                           Code of Ethics for Senior Financial Officers adopted by Lone Star’s Board of Directors on March 20, 2003 (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended December 31, 2002).

21            List of Subsidiaries.

23            Consent of Deloitte & Touche LLP.

24                                                            Powers of Attorney.

31.1                           Certification of Rhys J. Best pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Charles J. Keszler pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

LONE STAR TECHNOLOGIES, INC.

Date: March 1, 2005	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rhys J. Best ,	Chairman, Director, Chief	March 1, 2005
(Rhys J. Best)	Executive Officer and President (Principal Executive Officer)

/s/ Charles J. Keszler ,	Vice President and Chief	March 1, 2005
(Charles J. Keszler)	Financial Officer (Principal Financial and Accounting Officer)

/s/ Frederick B. Hegi, Jr. * ,	Director	March 1, 2005
(Frederick B. Hegi, Jr.)

/s/ Robert L. Keiser * ,	Director	March 1, 2005
(Robert L. Keiser)

/s/ Robert Kelley * ,	Director	March 1, 2005
(Robert Kelley)

/s/ M. Joseph McHugh * ,	Director	March 1, 2005
(M. Joseph McHugh)

/s/ Thomas M. Mercer, Jr. * ,	Director	March 1, 2005
(Thomas M. Mercer, Jr.)

/s/ Alfred M. Micallef * ,	Director	March 1, 2005
(Alfred M. Micallef)

/s/ Jerry E. Ryan * ,	Director	March 1, 2005
(Jerry E. Ryan)

* By:	/s/ Charles J. Keszler
(Charles J. Keszler, Attorney-in-Fact)