Form 10-Q
period 2005-03-31
LONE STAR TECHNOLOGIES INC
filed 2005-04-27
CIK 791348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 15, 2005, the number of shares of Common Stock outstanding at $1.00 par value per share was 29,847,379.

LONE STAR TECHNOLOGIES, INC.

INDEX

PART I - FINANCIAL INFORMATION

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended March 31,
	2005	2004

Net revenues	$297.8	$179.8
Cost of goods sold	242.5	156.6
Gross profit	55.3	23.2
Selling, general and administrative expenses	11.3	11.1
Operating income	44.0	12.1
Interest income	0.9	0.2
Interest expense	(4.1)	(4.2)
Other income	0.1	0.3
Other expense	(0.3)	(0.1)
Income before income tax	40.6	8.3
Income tax expense	(1.7)	(0.3)
Net income	$38.9	$8.0

Per common share - basic:
Net income available to common shareholders	$1.32	$0.28

Per common share - diluted:
Net income available to common shareholders	$1.30	$0.28

Weighted average shares outstanding:
Basic	29.4	28.5
Diluted	30.0	28.7

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; $ in millions, except share data)

	March 31,	December 31,
	2005	2004

ASSETS

Current Assets:
Cash and cash equivalents	$33.8	$30.2
Short-term investments	80.7	46.4
Accounts receivable, less allowances of $1.4 and $1.3, respectively	115.7	122.6
Inventories	218.6	128.3
Other current assets	28.9	51.6
Total current assets	477.7	379.1

Investments	8.7	12.7
Property, plant, and equipment, net	201.0	205.8
Goodwill	40.9	40.9
Other noncurrent assets	7.6	8.2
Total assets	$735.9	$646.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$84.9	$53.9
Accrued liabilities	41.6	37.1
Total current liabilities	126.5	91.0

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	40.5	40.1
Other noncurrent liabilities	11.7	11.1
Total liabilities	328.7	292.2

Commitments and contingencies (See Note 11)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 30,020,662 and 29,240,866, respectively)	30.0	29.2
Capital surplus	374.6	363.0
Accumulated other comprehensive loss	(32.6)	(32.6)
Retained earnings (deficit)	36.5	(2.4)
Treasury stock, at cost (42,421 and 174,107 common shares, respectively)	(1.3)	(2.7)
Total shareholders’ equity	407.2	354.5

Total liabilities and shareholders’ equity	$735.9	$646.7

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; $ in millions)

	For the Quarter Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income	$38.9	$8.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6.9	6.7
Non-cash charge for stock compensation	0.6	0.3
Net loss on property disposals and impairments	0.3	—
Accounts receivable	6.9	(27.0)
Inventories	(90.3)	18.8
Other current assets	22.7	(7.4)
Restricted cash	—	(0.1)
Accounts payable and accrued liabilities	34.6	10.9
Litigation reserves	0.1	0.3
Other	1.4	—
Net cash provided by operating activities	22.1	10.5

Cash flows from investing activities:
Capital expenditures	(2.3)	(4.6)
Purchase of investments	(49.5)	—
Proceeds from maturities of investments	19.2	—

Net cash used in investing activities	(32.6)	(4.6)

Cash flows from financing activities:
Proceeds from option exercises	14.1	—

Net cash provided by financing activities	14.1	—

Effect of foreign exchange rate changes on cash	—	0.2

Net increase in cash and cash equivalents	3.6	6.1
Cash and cash equivalents, beginning of period	30.2	33.3
Cash and cash equivalents, end of period	$33.8	$39.4

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2005 and the cash flows and the results of operations for the three months ended March 31, 2005 and 2004. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2004. The principal operating companies of Lone Star Technologies, Inc. (“Lone Star”, or the “Company”) are Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), and Star Energy Group, Inc. (“Star Energy Group”), which is comprised of Bellville Tube Company (“Bellville”), Wheeling Machine Products, Inc. (“Wheeling”), Delta Tubular Processing (“DTP”), and Delta Tubular International (“DTI”). The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2004. In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

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

	For the Quarter Ended March 31,
	2005	2004
Net income as reported	$38.9	$8.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.6	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.5)	(1.8)

Pro forma net income	$38.0	$6.5

Basic earnings per share
as reported	$1.32	$0.28
pro forma	$1.29	$0.23
Diluted earnings per share
as reported	$1.30	$0.28
pro forma	$1.27	$0.23

NOTE 3 – INVENTORIES

The components of inventory at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004
Raw materials	$104.9	$47.4
Work-in-process	152.5	100.0
Finished goods	76.0	67.6
Materials, supplies and other	22.6	22.8
Total inventories at FIFO	356.0	237.8
Reserve to reduce inventories to LIFO value	(135.6)	(107.5)
Total inventories	220.4	130.3
Amount included in other noncurrent assets	(1.8)	(2.0)
Inventories	$218.6	$128.3

NOTE 4 – INVESTMENTS

Investments in held-to-maturity and available-for-sale debt securities were as follows at March 31, 2005:

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Held-to-Maturity Securities
U.S. government and agencies	$8.4	$—	$8.4
Corporate debt securities	7.7	—	7.7
	16.1	—	16.1

Available-for-Sale Securities
Municipal securities	12.0	—	12.0
Corporate debt securities	61.3	—	61.3
	73.3	—	73.3

Total investments in debt securities	$89.4	$—	$89.4

Lone Star accounts for its investments in debt securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair value at March 31, 2005. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in comprehensive income. Proceeds from maturities of available-for-sale securities were $19.2 million for the quarter ended March 31, 2005 with no realized gain or loss. A summary of the carrying values and balance sheet classification of all held-to-maturity and available-for-sale securities was as follows at March 31, 2005:

Held-to-maturity securities	$7.4
Available-for-sale securities	73.3
Short-term investments	80.7

Held-to-maturity securities	8.7
Investments, non-current	8.7

Total investments in debt securities	$89.4

NOTE 5 – GOODWILL

Goodwill identified with Lone Star’s oilfield segment resulted from the acquisitions of Steel, Bellville, DTP, and DTI. Goodwill identified with Lone Star’s specialty tubing segment resulted from the acquisition of Fintube. Goodwill allocated to the oilfield and specialty tubing segments was $13.7 million and $27.2 million, respectively, at both March 31, 2005 and December 31, 2004. There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2005. Goodwill is tested for impairment annually during the fourth quarter by each reporting unit, or on an interim basis between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

NOTE 6 – PRODUCT WARRANTIES

Lone Star’s products are used in applications that are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, and/or loss of production. The Company warrants its products to meet certain specifications. Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve. The following table identifies changes in warranty reserves for the quarters ended March 31, 2005 and 2004:

	For the Quarter Ended March 31,
	2005	2004
Beginning balance	$2.4	$2.4
Warranty expense accruals	0.9	0.7
Warranty settlements	(1.0)	(0.8)
Ending balance	$2.3	$2.3

NOTE 7 – TREASURY SHARES

Under a previously authorized stock buy-back program, a total of 160,600 shares at a cost of $2.0 million, or a weighted average price of $12.61, were repurchased as treasury shares. Incremental shares held at March 31, 2005 and December 31, 2004 resulted from the Company’s withholding of an equivalent number of shares for federal taxes related to the Company’s long-term incentive employee benefit plan. During the first quarter of 2005, 174,500 treasury shares were utilized for the satisfaction of stock issuance under the Company’s long-term incentive plan. The treasury shares held as of March 31, 2005 and December 31, 2004 are reported at their acquired cost.

NOTE 8 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding plus the assumed exercise of all dilutive securities using the treasury stock method or the “as converted” method, as appropriate.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2005 and 2004:

	For the Quarter Ended March 31,
	2005	2004
Numerator:
Net income	$38.9	$8.0

Denominator:
Weighted average shares outstanding-basic	29.4	28.5
Effect of dilutive stock options	0.6	0.2

Weighted average shares - diluted	30.0	28.7

Net income per share - basic	$1.32	$0.28

Net income per share - diluted	$1.30	$0.28

NOTE 9 – BUSINESS SEGMENTS DATA

The following table presents segment information. The “Corporate/Other” column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Quarter ended March 31, 2005
Net revenues	$221.4	$52.8	$23.6	$—	$297.8
Segment operating income (loss)	38.3	3.4	3.2	(0.9)	44.0
Depreciation and amortization	4.4	2.3	0.2	—	6.9
Total assets	417.2	169.9	16.9	131.9	735.9
Capital expenditures	1.9	0.3	—	0.1	2.3

Quarter ended March 31, 2004
Net revenues	$132.2	$30.4	$17.2	$—	$179.8
Segment operating income (loss)	15.7	(2.4)	0.7	(1.9)	12.1
Depreciation and amortization	4.2	2.3	0.2	—	6.7
Total assets	350.2	143.4	20.4	80.1	594.1
Capital expenditures	4.4	0.2	—	—	4.6

NOTE 10 – DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit expense for the quarters ended March 31, 2005 and 2004 are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$0.3	$0.3	$0.2	$0.1
Interest cost	1.4	1.4	0.3	0.2
Expected return on plan assets	(1.3)	(1.2)	—	—
Amortization of prior service cost	—	0.1	—	—
Recognized net actuarial loss	0.8	0.8	—	—
Net periodic benefit expense	$1.2	$1.4	$0.5	$0.3

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, the Company had long-term purchase commitments totaling $5.9 million to acquire natural gas at specified minimum volumes and at fixed prices through October 2005.

In March 2005, the Company was notified by one of its strategic oilfield product alliance partners that they would not be able to fulfill Lone Star’s outstanding purchase orders for which the Company had advanced the alliance partner approximately $4.0 million. The Company is continuing its efforts to favorably resolve this matter including the delivery of oilfield tubulars to Lone Star or return of Lone Star’s prepayments. However, based on the latest information available, the Company believes it is probable a loss has been incurred. Accordingly, the Company recognized a $4.0 million charge to cost of goods sold for the quarter ended March 31, 2005.

In August 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition. Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment. The Minnesota Supreme Court decided on August 17, 2004 that it would not review the Court of Appeals’ decision. At September 30, 2004, Lone Star had a reserve totaling $35 million that included accrued interest of $3 million. Lone Star paid Cargill $32 million on October 1, 2004 and $2 million on October 6, 2004 to satisfy the judgment. After the $34 million payment, approximately $1 million of accrued interest remains in the reserve at March 31, 2005, which represents pre-judgment interest that Lone Star is contesting in the Minnesota courts.

During the last six years, Steel has been named as one of a number of defendants in 45 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $0.3 million in the aggregate. Of the 45 lawsuits, eighteen have been settled or are pending settlement and twelve have been dismissed or are pending dismissal. Steel did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by the Company’s insurance. The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed. Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, was named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”). Three of these lawsuits have been dismissed and one was settled for less than $0.1 million. Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.” Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink. It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only to the limited extent included in certain purchased component parts used in products made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely. Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”). In addition, Zink LLC has been named in six lawsuits in which the plaintiffs, two of whom have mesothelioma, allege exposure to asbestos in Zink’s products (three of these lawsuits have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater. Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s. Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier. Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by Lone Star’s insurance, subject to a deductible, and has notified its insurance carrier of that claim.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AT MARCH 31, 2005

		Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$32.6	$0.8	$0.4	$—	$33.8
Short-term investments	80.7	—	—	—	80.7
Accounts receivable, net	15.1	117.8	1.0	(18.2)	115.7
Inventories	—	217.4	1.2	—	218.6
Other current assets	2.3	26.8	1.7	(1.9)	28.9
Total current assets	130.7	362.8	4.3	(20.1)	477.7

Investment in subsidiary	384.8	—	—	(384.8)	—
Investments	8.7	—	—	—	8.7
Property, plant and equipment, net	0.4	199.5	1.1	—	201.0
Goodwill	3.6	37.3	—	—	40.9
Advances from parent	39.4	—	—	(39.4)	—
Other noncurrent assets	3.6	3.7	0.3	—	7.6
Total assets	$571.2	$603.3	$5.7	$(444.3)	$735.9

Liabilities and Shareholders’ Equity
Accounts payable	$5.4	$89.0	$10.6	$(20.1)	$84.9
Accrued liabilities	6.4	34.0	1.2	—	41.6
Total current liabilities	11.8	123.0	11.8	(20.1)	126.5

Senior subordinated debt	150.0	—	—	—	150.0
Advances from parent	—	39.4	—	(39.4)	—
Other noncurrent liabilities	2.2	50.0	—		52.2
Total liabilities	164.0	212.4	11.8	(59.5)	328.7
Total shareholders’ equity	407.2	390.9	(6.1)	(384.8)	407.2
Total liabilities & equity	$571.2	$603.3	$5.7	$(444.3)	$735.9

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2004

		Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$30.0	$0.1	$0.1	$—	$30.2
Short-term investments	46.4	—	—	—	46.4
Accounts receivable, net	20.4	122.7	2.4	(22.9)	122.6
Inventories	—	127.5	0.8	—	128.3
Other current assets	1.4	51.9	1.3	(3.0)	51.6
Total current assets	98.2	302.2	4.6	(25.9)	379.1

Investment in subsidiaries	344.4	—	—	(344.4)	—
Investments	12.7	—	—	—	12.7
Property, plant, and equipment, net	0.3	204.3	1.2	—	205.8
Goodwill	3.5	37.4	—	—	40.9
Advances from parent	51.8	—	—	(51.8)	—
Other noncurrent assets	3.8	4.1	0.3	—	8.2
Total assets	$514.7	$548.0	$6.1	$(422.1)	$646.7

Liabilities & Shareholders’ Equity
Accounts payable	$3.3	$64.8	$11.7	$(25.9)	$53.9
Accrued liabilities	5.2	31.2	0.7	—	37.1
Total current liabilities	8.5	96.0	12.4	(25.9)	91.0

Senior subordinated debt	150.0	—	—	—	150.0
Advances from parent	—	51.8	—	(51.8)
Other noncurrent liabilities	1.7	49.5	—	—	51.2
Total liabilities	160.2	197.3	12.4	(77.7)	292.2
Total shareholders’ equity	354.5	350.7	(6.3)	(344.4)	354.5
Total liabilities & equity	$514.7	$548.0	$6.1	$(422.1)	$646.7

CONDENSED CONSOLIDATING RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2005

		Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net revenues	$—	$311.7	$2.4	$(16.3)	$297.8
Cost of goods sold	—	256.8	2.0	(16.3)	242.5
Gross profit	—	54.9	0.4	—	55.3
Selling, general and administrative	0.8	10.4	0.1	—	11.3
Operating income (loss)	(0.8)	44.5	0.3	—	44.0

Equity in subsidiaries’ income (loss)	44.1	—	—	(44.1)	—
Interest income	0.9	—	—	—	0.9
Interest expense	(3.6)	(0.5)	—	—	(4.1)
Other income (expense), net	—	(0.1)	(0.1)	—	(0.2)
Income (loss) before income taxes	40.6	43.9	0.2	(44.1)	40.6
Income tax (expense) benefit	(1.7)	—	—	—	(1.7)
Net income (loss)	$38.9	$43.9	$0.2	$(44.1)	$38.9

CONDENSED CONSOLIDATING RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2004

		Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

Net revenues	$—	$188.3	$1.9	$(10.4)	$179.8
Cost of goods sold	—	165.2	1.8	(10.4)	156.6
Gross profit	—	23.1	0.1	—	23.2
Selling, general and administrative	1.9	9.1	0.1	—	11.1
Operating income (loss)	(1.9)	14.0	—	—	12.1

Equity in subsidiaries’ income (loss)	13.8	—	—	(13.8)	—
Interest income	0.2	—	—	—	0.2
Interest expense	(3.9)	(0.3)	—	—	(4.2)
Other income (expense), net	0.1	0.1	—	—	0.2
Income (loss) before income taxes	8.3	13.8	—	(13.8)	8.3
Income tax (expense) benefit	(0.3)	—	—	—	(0.3)
Net income (loss)	$8.0	$13.8	$—	$(13.8)	$8.0

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2005

		Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5.9	$16.9	$0.3	$(1.0)	$22.1
Cash flows from investing activities:
Capital expenditures	(0.1)	(2.2)	—	—	(2.3)
Purchase of investments	(49.5)	—	—	—	(49.5)
Proceeds from maturities of investments	19.2	—	—	—	19.2
Net cash provided by (used in) investing activities	(30.4)	(2.2)	—	—	(32.6)
Cash flows from financing activities:
Advances from parent	12.3	(12.3)	—	—	—
Proceeds from exercise of options	14.1	—	—	—	14.1
Issuance of preferred stock to subsidiary	0.7	(0.7)	—	—	—
Net cash provided by (used in) financing activities	27.1	(13.0)	—	—	14.1
Effect of exchange rate changes	—	—	—	—	—
Net change in cash	2.6	1.7	0.3	(1.0)	3.6
Cash beginning balance	30.0	0.1	0.1	—	30.2
Cash ending balance	$32.6	$1.8	$0.4	$(1.0)	$33.8

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2004

		Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(3.4)	$13.3	$0.6	$—	$10.5
Cash flows from investing activities:
Capital expenditures	—	(4.6)	—	—	(4.6)
Net cash provided by (used in) investing activities	—	(4.6)	—	—	(4.6)
Cash flows from financing activities:
Advances from parent, net	8.3	(8.3)	—	—	—
Dividends to parent	0.8	(0.8)	—	—	—
Net cash provided by (used in) financing activities	9.1	(9.1)	—	—	—
Effect of exchange rate changes	—	0.4	(0.2)	—	0.2
Net change in cash	5.7	—	0.4	—	6.1
Cash beginning balance	33.0	0.3	—	—	33.3
Cash ending balance	$38.7	$0.3	$0.4	$—	$39.4

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

•                  one of the largest domestic manufacturers of high quality couplings used to connect individual sections of oilfield casing •and tubing;

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

•                  Frank’s Tubular International (since renamed Delta Tubular International, or “DTI”), a leading provider of high-quality threading, inspection, and storage services to the OCTG market; and Bellville Tube Company, L.P. (“Bellville”), an OCTG manufacturer.

Demand for oilfield products depends primarily upon the number of oil and natural gas wells being drilled, completed, and reworked at any given time and the depth and drilling conditions of these wells. The level of these activities depends primarily on expectations as to future prices for natural gas and oil. Natural gas and oil prices are subject to significant fluctuations in response to even relatively minor changes in supply, market uncertainty, and a variety of additional factors that are beyond Lone Star’s control. Therefore, no assurance can be given regarding the extent of future demand for Lone Star’s oilfield products.

High crude oil prices and high natural gas prices in the first quarter of 2005 led to increased drilling activity and related demand for our oilfield products and services. The spot West Texas Intermediate (WTI) price averaged $49.82 per barrel in the first quarter of 2005, an increase of $14.56 per barrel over the prior year first quarter average and a $1.52 per barrel increase over the fourth quarter 2004 average. The U.S. Energy Information Administration (“EIA”) expects the WTI crude oil average price for 2005 and 2006 to exceed $50.00 per barrel. The average spot price of natural gas for the first quarter of 2005 was $6.47 per mcf. The EIA expects natural gas spot prices to average $6.95 per thousand cubic feet (“mcf”) for the remainder of 2005 and to average $6.90 per mcf in 2006, both well above the 2004 average of $5.85 per mcf.

The active rig count in the United States continued to climb in the first quarter of 2005. The number of active rigs averaged 1,283 for the first quarter of 2005 compared to an average of 1,122 rigs and 897 rigs for the same periods in 2004 and 2003, respectively. The active rig count ended the first quarter of 2005 at 1,329. We believe these factors along with the expectation of high crude oil and natural gas prices will continue to positively impact demand for our oilfield products and services.

Source: Baker-Hughes, Inc.

The domestic economy has continued to positively impact general industrial demand for our specialty tubing products. Both revenues and shipments of specialty tubing products were higher in the first quarter of 2005 compared to the same period in 2004. Within the specialty tubing product segment, precision mechanical tubulars and heat recovery tubular revenues increased 86% and 41%, respectively, in the first quarter of 2005 over the first quarter of 2004. The Purchasing Manager’s Index (“PMI”) remained above 55 percent during the first quarter of 2005. A PMI index above 50 percent generally indicates that the manufacturing economy is expanding. We believe that near-term demand for our specialty tubing products will continue to benefit from the improving general domestic economy.

RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of income are as follows ($in millions):

	For the Quarter Ended March 31,
	2005		2004
	$	%	$	%
Oilfield	221.4	74	132.2	73
Specialty tubing	52.8	18	30.4	17
Flat rolled steel and other	23.6	8	17.2	10

Consolidated net revenues	297.8	100	179.8	100

Shipments of products are as follows:

	For the Quarter Ended March 31,
	2005		2004
	Tons	%	Tons	%
Oilfield	157,800	71	147,100	68
Specialty tubing	29,200	13	26,600	12
Flat rolled steel and other	35,300	16	42,000	20

Total shipments	222,300	100	215,700	100

At March 31, 2005, we valued approximately 88% of our inventories at the lower of cost or market determined on the last-in, first-out (“LIFO”) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the first-in, first-out (“FIFO”) method. In periods of decreasing costs, the results are generally the opposite. Our steel costs increased approximately 19% in the first quarter of 2005 over the 2004 average, which negatively impacted gross profit under the LIFO method as compared to what gross profit would have been had we used the FIFO method.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our consolidated results of operations. This table is provided solely for the purpose of providing comparisons to other companies that may use the FIFO method of inventory valuation. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO reserve adjustment as disclosed in the footnotes to the Condensed Consolidated Financial Statements for the periods ended March 31, 2005 and 2004 for each period presented below ($in millions).

	For the Quarter ended March 31,
	2005		2004
	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$242.5	$214.4	$156.6	$147.9
Net income	38.9	65.8	8.0	16.4
Diluted earnings per share	$1.30	$2.19	$0.28	$0.57

Oilfield Products

Our oilfield products consist of OCTG, line pipe, couplings, and OCTG finishing, inspection, and logistics services. Oilfield revenues for the three months ended March 31, 2005 increased 67% to $221.4 million compared to the same period in 2004. This increase in oilfield product revenues is due primarily to increased average pricing across all product lines along with increased demand for OCTG and related products and services, partially offset by a 27% decrease in line pipe shipments. The average selling price of our oilfield products rose 56% in the first quarter of 2005 compared to the same period in 2004. Shipments of OCTG were up 19% from the first quarter of the prior year due principally to improved demand for casing and tubing associated with increased drilling activity. The average price of OCTG increased 57% during the first quarter of 2005 compared to the prior year’s first quarter related to higher raw material costs coupled with increased demand. The average price of line pipe increased 62% in the first quarter of 2005 compared to the first quarter of 2004. However, shipment volumes decreased 27% as distributors became cautious with their purchases of line pipe and, to some extent, due to our allocation of production capacity to OCTG.

The table below illustrates the impact of volume changes and average price changes on oilfield product revenues for the quarter ended March 31, 2005 ($in millions).

Oilfield
Quarter ended March 31, 2004	$132.2

Change due to shipment volume	15.0

Change due to price	74.2

Quarter ended March 31, 2005	$221.4

Specialty Tubing Products

Specialty tubing product revenues increased 74% in the first quarter of 2005 from the same period in 2004 with shipment volumes increasing 10%. Revenues of both precision mechanical tubulars and heat recovery tubulars were up in the first quarter of 2005 compared to the first quarter of 2004 due to improvement in the general industrial economy. Revenues from precision mechanical tubulars rose by 86% from the same period in the prior year. Revenues increased on 17% higher shipment volumes during the first three months of 2005 compared to the same period in the prior year and on 59% higher average pricing. Revenues from heat recovery tubulars increased 41% in the first quarter of 2005 compared to the same prior year quarter principally on 65% higher average pricing.

The table below illustrates the impact of volume changes and average price changes on specialty tubing product revenues for the quarter ended March 31, 2005 ($in millions).

Specialty Tubing
Quarter ended March 31, 2004	$30.4

Change due to shipment volume	4.7

Change due to price	17.7

Quarter ended March 31, 2005	$52.8

Flat Rolled Steel and Other

Flat rolled steel and other revenues were up 37% in the first quarter of 2005 compared to the same period in 2004 on 63% higher average pricing; however, shipment volumes were down 16% as additional domestic flat rolled steel supply became available in our markets and reduced demand for our flat rolled steel.

The table below illustrates the impact of volume changes and average price changes on flat rolled steel and other revenues for the quarter ended March 31, 2005 ($ in millions).

Flat Rolled Steel and Other

Quarter ended March 31, 2004	$17.2

Change due to shipment volume	(4.5)

Change due to price	10.9

Quarter ended March 31, 2005	$23.6

Other Operating Analysis

The gross profit for the three months ended March 31, 2005 was $55.3 million compared to $23.2 million for the same 2004 period. The gross margin percentage increased from 12.9% for the first quarter of 2004 to 18.6% for the current year first quarter. Operating results for the first quarter ended March 31, 2005 included operating income of $44.0 million compared to operating income of $12.1 million in the first quarter of 2004. The increased gross profit and operating income were due to higher revenues resulting from higher average selling prices and greater shipment volumes. Gross margins improved substantially in the first quarter of 2005 compared to the first quarter of 2004 as the increased volumes absorbed a greater portion of fixed and semi-fixed costs and higher average selling prices more than offset increases in raw materials costs including steel and natural gas. Our average cost of steel, which makes up approximately 65% of our cost of goods sold, increased 81% during the first quarter of 2005 compared to the first quarter of 2004 and increased 2% compared to the fourth quarter of 2004. We continue to closely monitor our raw material costs including their impact on our margins.

In March 2005, we were notified by one of our strategic oilfield product alliance partners that they would not be able to fulfill our outstanding purchase orders for which we had advanced the alliance partner approximately $4.0 million. We continue efforts to favorably resolve this matter including the delivery of oilfield tubulars to us or the return of our prepayments. However, based on the latest information available, we believe it is probable that a loss has been incurred. Accordingly, we recognized a $4.0 million charge to cost of goods sold for the first quarter of 2005.

Interest income increased in the first quarter of 2005 as a result of our investments in debt securities totaling $89.4 million at March 31, 2005. We did not have such investments in the first quarter of 2004.

FINANCIAL CONDITION AND LIQUIDITY

We have historically funded our business from our operating activities. We believe that this along with our cash balances, investments in debt securities, and our unused credit facility will provide the liquidity necessary to fund our cash requirements for the remainder of 2005.

The following table summarizes our capital resources ($ in millions):

	At March 31,
	2005	2004
Cash and cash equivalents	$33.8	$39.4
Investments in debt securities	$89.4	$—
Restricted cash	$—	$32.3

Working capital	$351.2	$195.1
Unused credit facility	$120.9	$123.4

As of March 31, 2005, our cash and cash equivalents plus investments in debt securities totaled $123.2 million, compared to cash and cash equivalents of $39.4 million at March 31, 2004. The increase in our working capital and our investments in debt securities are directly related to our increase in net revenues and results from operations for the past twelve months.

Inventories increased from December 31, 2004 by $90.3 million to $218.6 million at March 31, 2005, primarily consisting of an increase in raw materials and work-in-process inventories.     The increase in inventory is attributable to generally low inventory levels at the beginning of the year plus the receipt of two additional steel slab shipments during the first quarter of 2005.

Cash provided by operating activities was $22.1 million for the three months ended March 31, 2005, compared to $10.5 million in the same prior year period. Cash provided during the quarter stemmed from net income of $38.9 million, increased accounts payable and accrued liabilities of $34.6 million and other current assets of $22.7 million, offset by cash used for inventories totaling $90.3 million.

Cash used in investing activities during the three months ended March 31, 2005, totaled $32.6 million compared to $4.6 million in the same prior year period.  Cash used in the first quarter of 2005 is due to the purchase of investments in debt securities totaling $49.5 million, offset by proceeds and maturities of available-for-sale investments totaling $19.2 million. Capital expenditures during the first quarter of 2004 consisted primarily of enhancements to our threading and inspection capabilities at our Star Energy Group facilities.

Cash provided by financing activities for the quarter ended March 31, 2005 totaled $14.1 million and is due to proceeds received from the exercise of stock options. There were not any cash flows from financing activities in the first quarter of 2004.

In December 2003, Lone Star amended and restated its $100.0 million credit facility to increase the total available borrowings to $125.0 million. Borrowings under this facility can be used for general corporate purposes. Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $4.1 million at March 31, 2005. Total availability under the credit facility was $120.9 million at March 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

At March 31, 2005, we had contractual cash obligations to repay debt and interest, to make payments under leases, purchase obligations, obligations to fund pension obligations, and commercial commitments in the form of unused lines of credit. Cash payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Long term debt obligations	$237.8	$13.5	$27.0	$27.0	$170.3
Operating lease obligations	8.2	2.8	4.2	1.2	—
Purchase obligations	5.9	5.9	—	—	—
Other long-term obligations	7.4	7.4	—	—	—

Total Contractual Obligations	$259.3	$29.6	$31.2	$28.2	$170.3

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Unused credit facility	$125.0	$—	$125.0	$—	$—

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lone Star and its subsidiaries do not invest in commodities or foreign currencies. Our investments in cash equivalents, the weighted average maturity of which is less than three months, are subject to interest rate risk. All of our investments in debt securities, with the exception of auction rate securities, are classified as held-to-maturity, and therefore, are reported on the balance sheet at amortized cost. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. These securities provide a higher interest rate than similar securities and provide greater liquidity than longer term investments. We classify our investments in auction rate securities as available-for-sale and report them on the balance sheet at par value, which equals market value, as the rate on such securities re-sets generally every 28 days. Because the weighted average maturity of our cash and cash equivalents is less than three months and the weighted average maturity of our investments in debt securities is less than one year, interest rate risk is not considered to be material.

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2005.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency. Any gains or losses from currency translation have not been material and Lone Star does not hedge foreign currency exposure.

ITEM 4.            CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Lone Star’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules 13a — 15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

During the last six years, Steel has been named as one of a number of defendants in 45 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $0.3 million in the aggregate. Of the 45 lawsuits, eighteen have been settled or are pending settlement and twelve have been dismissed or are pending dismissal. Steel did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by the Company’s insurance. The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed. Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, was named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”). Three of these lawsuits have been dismissed and one was settled for less than $0.1 million. Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.” Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink. It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only to the limited extent included in certain purchased component parts used in products made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely. Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”). In addition, Zink LLC has been named in six lawsuits in which the plaintiffs, two of whom have mesothelioma, allege exposure to asbestos in Zink’s products (three of these lawsuits have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater. Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s. Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier. Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim.

ITEM 6.            EXHIBITS

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

LONE STAR TECHNOLOGIES, INC.

		By:	/s/ Charles J. Keszler.
(Charles J. Keszler)
Dated:	April 27, 2005		Vice President and Chief Financial Officer