Form 10-Q
period 2005-06-30
LONE STAR TECHNOLOGIES INC
filed 2005-07-26
CIK 791348

United States
Securities And Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2005

commission file number: 1-12881

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

As of July 19, 2005, the number of shares of Common Stock outstanding at $1.00 par value per share was 30,005,463.

Lone Star Technologies, Inc.

Index

Part I - Financial Information

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues	$325.7	$246.2	$623.5	$426.0
Cost of goods sold	254.9	198.3	497.4	354.9
Gross profit	70.8	47.9	126.1	71.1
Selling, general and administrative expenses	11.6	11.6	22.9	22.7
Operating income	59.2	36.3	103.2	48.4
Interest income	0.9	0.2	1.8	0.4
Interest expense	(3.9)	(4.3)	(8.0)	(8.5)
Other income	8.5	1.0	8.6	1.3
Other expense	(0.1)	(0.1)	(0.4)	(0.2)
Income before income tax	64.6	33.1	105.2	41.4
Income tax expense	(1.1)	(0.9)	(2.8)	(1.2)
Net income	$63.5	$32.2	$102.4	$40.2

Per common share - basic:
Net income available to common shareholders	$2.14	$1.13	$3.46	$1.41

Per common share - diluted:
Net income available to common shareholders	$2.09	$1.11	$3.39	$1.39

Weighted average shares outstanding:
Basic	29.8	28.6	29.6	28.5
Diluted	30.4	29.0	30.2	28.8

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; $ in millions, except share data)

	June 30, 2005	December 31, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$77.7	$30.2
Short-term investments	78.0	46.4
Accounts receivable, less allowances of $1.4 and $1.3, respectively	133.1	122.6
Inventories	236.8	128.3
Other current assets	32.7	51.6
Total current assets	558.3	379.1

Investments	3.7	12.7
Property, plant and equipment, net	197.6	205.8
Goodwill	40.9	40.9
Other noncurrent assets	7.2	8.2
Total assets	$807.7	$646.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$88.0	$53.9
Accrued liabilities	43.2	37.1
Total current liabilities	131.2	91.0

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	39.5	40.1
Other noncurrent liabilities	11.8	11.1
Total liabilities	332.5	292.2

Commitments and contingencies (See Note 12)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 29,989,384 and 29,240,866, respectively)	30.0	29.2
Capital surplus	379.4	363.0
Accumulated other comprehensive loss	(32.7)	(32.6)
Retained earnings (deficit)	100.0	(2.4)
Treasury stock, at cost (47,187 and 174,107 common shares, respectively)	(1.5)	(2.7)
Total shareholders’ equity	475.2	354.5

Total liabilities and shareholders’ equity	$807.7	$646.7

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; $ in millions)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Cash flows from operating activities:
Net income	$63.5	$32.2	$102.4	$40.2
Adjustments to reconcile net income to net cash provided by operating activities, net of acquired companies:
Depreciation and amortization	7.0	6.9	13.9	13.6
Non-cash charge for stock compensation	0.8	0.3	1.4	0.6
Net loss (gain) on property disposals and impairments	(0.4)	0.1	(0.1)	0.1
Gain on early termination of alliance agreement	(7.8)	—	(7.8)	—
Deferred income taxes	2.8	—	2.8	—
Accounts receivable	(17.4)	(29.2)	(10.5)	(56.2)
Inventories	(18.2)	(1.1)	(108.5)	17.7
Other current assets	4.1	(6.3)	26.8	(13.7)
Accounts payable and accrued liabilities	2.0	13.9	36.6	24.8
Litigation reserves	—	0.3	0.1	0.6
Other assets/liabilities	(0.8)	(0.1)	0.6	(0.1)

Net cash provided from operating activities	35.6	17.0	57.7	27.6

Cash flows from investing activities:
Capital expenditures	(4.1)	(1.4)	(6.4)	(6.0)
Proceeds from sale of property, plant and equipment	1.2	0.7	1.2	0.7
Restricted cash	—	(0.1)	—	(0.2)
Purchase of investments	(56.6)	(33.1)	(106.1)	(33.1)
Proceeds from sales and maturities of investments	64.3	—	83.5	—

Net cash provided by (used in) investing activities	4.8	(33.9)	(27.8)	(38.6)

Cash flows from financing activities:
Proceeds from exercise of options	3.6	1.7	17.7	1.7

Net cash provided by financing activities	3.6	1.7	17.7	1.7

Effect of foreign exchange rate changes on cash	(0.1)	(0.3)	(0.1)	(0.1)

Net increase (decrease) in cash and cash equivalents	43.9	(15.5)	47.5	(9.4)
Cash and cash equivalents, beginning of period	33.8	39.4	30.2	33.3
Cash and cash equivalents, end of period	$77.7	$23.9	$77.7	$23.9

See Notes to Condensed Consolidated Financial Statements.

Lone Star Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and the cash flows and the results of operations for the three- and six-months ended June 30, 2005 and 2004. These unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2004. The principal operating companies of Lone Star Technologies, Inc. (“Lone Star”, or the “Company”) are Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), and Star Energy Group, Inc. (“Star Energy Group”), which is comprised of Bellville Tube Company L.P. (“Bellville”), Wheeling Machine Products, Inc. (“Wheeling”), Delta Tubular Processing L.P. (“DTP”), and Delta Tubular International L.P. (“DTI”). The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2004. In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

Lone Star uses estimates and assumptions required for preparation of the financial statements. These estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

Note 2 – Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 86% and 82% of the Company’s total current inventories after LIFO reserve at June 30, 2005 and December 31, 2004, respectively. The cost of remaining inventories is determined using the first-in, first-out (“FIFO”) method.  Inventories include raw materials, labor, overhead, and certain supplies. The components of inventory at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Raw materials	$114.8	$67.6
Work-in-process	153.7	100.0
Finished goods	94.3	47.4
Materials, supplies and other	22.7	22.8
Total inventories before LIFO valuation reserve	385.5	237.8
Reserve to reduce inventories to LIFO value	(147.0)	(107.5)
Total inventories	238.5	130.3
Amount included in other noncurrent assets	(1.7)	(2.0)
Inventories, current	$236.8	$128.3

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

Had compensation cost been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$63.5	$32.2	$102.4	$40.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	0.3	1.2	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)	(2.0)	(2.8)	(3.8)

Pro forma net income	$62.6	$30.5	$100.8	$37.0

Basic earnings per share
as reported	$2.14	$1.13	$3.46	$1.41
pro forma	$2.10	$1.07	$3.41	$1.30
Diluted earnings per share
as reported	$2.09	$1.11	$3.39	$1.39
pro forma	$2.06	$1.05	$3.34	$1.28

Note 4 – Investments in Debt Securities

Investments in held-to-maturity and available-for-sale debt securities were as follows at June 30, 2005:

	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
Held-to-Maturity Securities
U.S. government and agencies	$8.4	$—	$8.4
Corporate debt securities	7.7	—	7.7
	16.1	—	16.1

Available-for-Sale Securities
Municipal securities	18.4	—	18.4
Corporate debt securities	47.2	—	47.2
	65.6	—	65.6

Total investments in debt securities	$81.7	$—	$81.7

Lone Star accounts for its investments in debt securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are reported at amortized cost, which approximates fair value at June 30, 2005. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in comprehensive income. Proceeds from maturities and sales of available-for-sale securities were $64.3 million and $83.5 million for the three- and six-month periods ended June 30, 2005, respectively, with no realized gain or loss. A summary of the carrying values and balance sheet classification of all held-to-maturity and available-for-sale securities were as follows at June 30, 2005:

Held-to-maturity securities	$12.4
Available-for-sale securities	65.6
Short-term investments	78.0

Held-to-maturity securities	3.7
Investments, non-current	3.7

Total investments in debt securities	$81.7

Note 5 – Goodwill

Goodwill identified with Lone Star’s oilfield segment resulted from the acquisitions of Steel, Bellville, DTP, and DTI. Goodwill identified with Lone Star’s specialty tubing segment resulted from the acquisition of Fintube. Goodwill allocated to the oilfield and specialty tubing segments was $13.7 million and $27.2 million, respectively, at both June 30, 2005 and December 31, 2004. There were no changes in the carrying amount of goodwill during the three-and six-month periods ended June 30, 2005. Goodwill is tested for impairment annually during the fourth quarter by each reporting unit, or on an interim basis between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Note 6 – Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended June 30, 2005 and 2004:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$63.5	$32.2	$102.4	$40.2

Denominator:
Weighted average shares outstanding-basic	29.8	28.6	29.6	28.5
Effect of dilutive stock options	0.6	0.4	0.6	0.3

Weighted average shares - diluted	30.4	29.0	30.2	28.8

Net income per share - basic	$2.14	$1.13	$3.46	$1.41

Net income per share - diluted	$2.09	$1.11	$3.39	$1.39

Note 7 – Product Warranties

Lone Star’s products are used in applications that are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, or loss of production. The Company warrants its products to meet certain specifications. Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limits the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve. The following table identifies changes in warranty reserves for the six months ended June 30, 2005 and 2004:

	For the Six Months Ended June 30,
	2005	2004
Balance at beginning of period	$2.4	$2.4
Add: accruals for warranties during the period	3.2	0.7
Deduct: settlements made during the period	(2.3)	(0.8)
Balance at end of period	$3.3	$2.3

Note 8 – Income Taxes

Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS No. 109”). The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate is re-evaluated by the Company each quarter based on Lone Star’s estimated tax expense for the year.

Lone Star has net operating loss carryforwards (“NOL”) from prior periods that will be available in 2005 to reduce its federal income tax liability, with the exception of federal alternative minimum tax. Therefore, the effective tax rates for the three- and six-month periods ended June 30, 2005 of 1.7% and 2.8%, respectively, consist of provisions for alternative minimum tax and state income taxes offset by a one-time tax benefit of $10.1 million recognized in the second quarter of 2005 resulting from a change in the Company’s judgment about the realizability of certain NOL carryforwards expected to be utilized in 2006. To the extent that tax benefits are received or anticipated for a reserved portion of the Company’s deferred tax assets, the corresponding amount of valuation allowance against those deferred tax assets will be reduced.

As Lone Star has recognized significant income in each of the last six consecutive quarters, the valuation allowance against its deferred tax assets has been reduced by $26.4 million at June 30, 2005 to reflect their anticipated usage.

Note 9 – Treasury Shares

Under a previous Board of Directors authorization of a stock buy-back program, a total of 160,600 shares at a cost of $2.0 million, or a weighted average price of $12.61, were repurchased as treasury shares. Incremental shares held at June 30, 2005 and December 31, 2004 resulted from the Company’s withholding of an equivalent number of shares for federal taxes related to the Company’s long-term incentive employee benefit plan. For the six-month period ended June 30, 2005, 174,500 shares were utilized for the satisfaction of stock issuance under the Company’s long-term incentive plan. The treasury shares held as of June 30, 2005 and December 31, 2004 are reported at their acquired cost.

Note 10 – Business Segments Data

The following table presents segment information. The “Corporate/Other” column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Quarter ended June 30, 2005
Revenues	$258.6	$46.5	$20.6	$—	$325.7
Segment operating income (loss)	59.8	(0.5)	1.2	(1.3)	59.2
Depreciation and amortization	4.7	2.1	0.1	0.1	7.0
Total assets	454.4	163.4	19.3	170.6	807.7
Capital expenditures	3.3	0.8	—	—	4.1

Quarter ended June 30, 2004
Revenues	$176.3	$45.3	$24.6	$—	$246.2
Segment operating income (loss)	30.8	0.6	6.9	(2.0)	36.3
Depreciation and amortization	4.0	2.5	0.3	0.1	6.9
Total assets	363.5	156.5	24.1	98.2	642.3
Capital expenditures	1.0	0.3	—	0.1	1.4

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total

Six months ended June 30, 2005
Revenues	$480.0	$99.3	$44.2	$—	$623.5
Segment operating income (loss)	98.1	2.9	4.4	(2.2)	103.2
Depreciation and amortization	9.1	4.4	0.3	0.1	13.9
Total assets	454.4	163.4	19.3	170.6	807.7
Capital expenditures	5.2	1.1	—	0.1	6.4

Six months ended June 30, 2004
Revenues	$308.5	$75.7	$41.8	$—	$426.0
Segment operating income (loss)	46.5	(1.8)	7.6	(3.9)	48.4
Depreciation and amortization	8.2	4.8	0.5	0.1	13.6
Total assets	363.5	156.5	24.1	98.2	642.3
Capital expenditures	5.4	0.5	—	0.1	6.0

Note 11 – Defined Benefit Pension and Other Postretirement Benefit Plans

The components of net periodic benefit expense for the three- and six-month periods ended June 30, 2005 and 2004 are as follows:

	Pension Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$0.3	$0.3	$0.6	$0.5
Interest cost	1.4	1.4	2.8	2.9
Expected return on plan assets	(1.3)	(1.2)	(2.6)	(2.3)
Amortization of prior service cost	—	—	—	0.1
Recognized net actuarial loss	0.8	0.8	1.6	1.6
Net periodic benefit expense	$1.2	$1.3	$2.4	$2.7

	Other Post-Retirement Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$0.2	$0.1	$0.4	$0.2
Interest cost	0.3	0.2	0.6	0.4
Net periodic benefit expense	$0.5	$0.3	$1.0	$0.6

Note 12 – Commitments and Contingencies

As of June 30, 2005, the Company had long-term purchase commitments totaling $5.9 million to acquire natural gas at specified minimum volumes and at fixed prices through October 2005.

In 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, in December 2001 that it was not able to complete the acquisition. Cargill, Incorporated filed a lawsuit against Lone Star alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment. The Minnesota Supreme Court decided on August 17, 2004 that it would not review the Court of Appeals’ decision. Lone Star paid Cargill $32 million on October 1, 2004 and $2 million on October 6, 2004 to satisfy the judgment. After the $34 million payment, approximately $1 million of accrued interest remained in the reserve at June 30, 2005, which represents pre-judgment interest that Lone Star contested in the Minnesota courts. On June 28, 2005, Lone Star lost that appeal and will pay that interest amount.

During the last six years, Steel has been named as one of a number of defendants in 47 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $0.3 million in the aggregate. Of the 47 lawsuits, nineteen have been settled or are pending settlement and twelve have been dismissed or are pending dismissal. Steel did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by the Company’s insurance. The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed. Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, was named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”). Three of these lawsuits have been dismissed and one was settled for less than $0.1 million. Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.” Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink. It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only to the limited extent included in certain purchased component parts used in products made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely. Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”). In addition, Zink LLC has been named in six lawsuits in which the plaintiffs, two of whom have mesothelioma, allege exposure to asbestos in Zink’s products (three of these lawsuits have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater. Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s. Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier. Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by Lone Star’s insurance, subject to a deductible, and has notified its insurance carrier of that claim. During the second quarter of 2005, Zink LLC was dismissed from the three personal injury lawsuits when it was determined that Zink did not manufacture the flare and components involved in the fire.

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

Note 13 – Early Termination of Alliance Agreement

During the second quarter of 2005, the Company announced that Steel and Tubos del Caribe, S.A. (“Tubocaribe”), a Colombian manufacturer of OCTG and line pipe, had terminated their strategic alliance, following a change in ownership of Tubocaribe. The agreement was due to expire in October 2006.

As consideration for the early termination of the agreement, Tubocaribe will deliver, without charge to Steel, during the fourth quarter of 2005 an agreed quantity of OCTG with an estimated value of $7.8 million. A gain was recognized in the second quarter of 2005 for the $7.8 million and is included in “Other income” in Lone Star’s condensed consolidated statements of income for the three- and six-month periods ended June 30, 2005.

Note 14 – Guarantor Subsidiaries

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

CONDENSED CONSOLIDATING BALANCE SHEET

AT JUNE 30, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Cash and cash equivalents	$76.8	$0.8	$0.1	$—	$77.7
Short-term investments	78.0	—	—	—	78.0
Accounts receivable, net	4.6	135.5	0.6	(7.6)	133.1
Inventories	—	235.7	1.1	—	236.8
Other current assets	2.3	29.0	2.2	(0.8)	32.7
Total current assets	161.7	401.0	4.0	(8.4)	558.3

Investment in subsidiaries	448.9	—	—	(448.9)	—
Investments	3.7	—	—	—	3.7
Property, plant and equipment, net	0.4	196.1	1.1	—	197.6
Goodwill, net	3.5	37.4	—	—	40.9
Advances from parent	9.7	—	—	(9.7)	—
Other noncurrent assets	3.3	3.6	0.3	—	7.2
Total assets	$631.2	$638.1	$5.4	$(467.0)	$807.7

Accounts payable	$1.6	$94.2	$0.6	$(8.4)	$88.0
Accrued liabilities	1.9	32.4	8.9	—	43.2
Total current liabilities	3.5	126.6	9.5	(8.4)	131.2

Senior subordinated debt	150.0	—	—	—	150.0
Advances from parent	—	9.7	—	(9.7)	—
Other noncurrent liabilities	2.5	47.3	1.5	—	51.3
Total liabilities	156.0	183.6	11.0	(18.1)	332.5
Total shareholders’ equity	475.2	454.5	(5.6)	(448.9)	475.2
Total liabilities & equity	$631.2	$638.1	$5.4	$(467.0)	$807.7

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Cash and cash equivalents	$30.0	$0.1	$0.1	$—	$30.2
Short-term investments	46.4	—	—	—	46.4
Accounts receivable, net	20.4	122.7	2.4	(22.9)	122.6
Inventories	—	127.5	0.8	—	128.3
Other current assets	1.4	51.9	1.3	(3.0)	51.6
Total current assets	98.2	302.2	4.6	(25.9)	379.1

Investment in subsidiaries	344.4	—	—	(344.4)	—
Investments in debt securities	12.7	—	—	—	12.7
Property, plant and equipment, net	0.3	204.3	1.2	—	205.8
Goodwill, net	3.5	37.4	—	—	40.9
Advances from parent	51.8	—	—	(51.8)	—
Other noncurrent assets	3.8	4.1	0.3	—	8.2
Total assets	$514.7	$548.0	$6.1	$(422.1)	$646.7

Accounts payable	$3.3	$64.8	$11.7	$(25.9)	$53.9
Accrued liabilities	5.2	31.2	0.7	—	37.1
Total current liabilities	8.5	96.0	12.4	(25.9)	91.0

Senior subordinated debt	150.0	—	—	—	150.0
Advances from parent	—	51.8	—	(51.8)	—
Other noncurrent liabilities	1.7	49.5	—	—	51.2
Total liabilities	160.2	197.3	12.4	(77.7)	292.2
Total shareholders’ equity	354.5	350.7	(6.3)	(344.4)	354.5
Total liabilities & equity	$514.7	$548.0	$6.1	$(422.1)	$646.7

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$343.1	$2.5	$(19.9)	$325.7
Cost of goods sold	—	272.6	2.2	(19.9)	254.9
Gross profit	—	70.5	0.3	—	70.8
Selling, general and administrative	1.4	10.2	—	—	11.6
Operating income (loss)	(1.4)	60.3	0.3	—	59.2

Equity in subsidiaries’ income	67.6	—	—	(67.6)	—
Interest income	2.0	—	—	(1.1)	0.9
Interest expense	(3.6)	(1.4)	—	1.1	(3.9)
Other income (expense), net	—	8.2	0.2	—	8.4
Income (loss) before income taxes	64.6	67.1	0.5	(67.6)	64.6
Income tax expense	(1.1)	—	—	—	(1.1)
Net income (loss)	$63.5	$67.1	$0.5	$(67.6)	$63.5

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED JUNE 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$257.6	$0.6	$(12.0)	$246.2
Cost of goods sold	—	209.2	1.1	(12.0)	198.3
Gross profit (loss)	—	48.4	(0.5)	—	47.9
Selling, general and administrative	2.0	9.5	0.1	—	11.6
Operating income (loss)	(2.0)	38.9	(0.6)	—	36.3

Equity in subsidiaries’ income (loss)	38.7	—	—	(38.7)	—
Interest income	0.2	—	—	—	0.2
Interest expense	(3.9)	(0.4)	—	—	(4.3)
Other income (expense), net	0.1	0.7	0.1	—	0.9
Income (loss) before income taxes	33.1	39.2	(0.5)	(38.7)	33.1
Income tax (expense) benefit	(0.9)	—	—	—	(0.9)
Net income (loss)	$32.2	$39.2	$(0.5)	$(38.7)	$32.2

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$654.8	$4.9	$(36.2)	$623.5
Cost of goods sold	—	529.4	4.2	(36.2)	497.4
Gross profit	—	125.4	0.7	—	126.1
Selling, general and administrative	2.2	20.6	0.1		22.9
Operating income (loss)	(2.2)	104.8	0.6	—	103.2

Equity in subsidiaries’ income	110.4	—	—	(110.4)	—
Interest income	4.2	—	—	(2.4)	1.8
Interest expense	(7.2)	(3.2)	—	2.4	(8.0)
Other income (expense), net	—	8.1	0.1	—	8.2
Income (loss) before income taxes	105.2	109.7	0.7	(110.4)	105.2
Income tax expense	(2.8)	—	—	—	(2.8)
Net income (loss)	$102.4	$109.7	$0.7	$(110.4)	$102.4

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$445.9	$2.5	$(22.4)	$426.0
Cost of goods sold	—	374.4	2.9	(22.4)	354.9
Gross profit (loss)	—	71.5	(0.4)	—	71.1
Selling, general and administrative	3.9	18.6	0.2	—	22.7
Operating income (loss)	(3.9)	52.9	(0.6)	—	48.4

Equity in subsidiaries’ income (loss)	52.5	—	—	(52.5)	—
Interest income	0.4	—	—	—	0.4
Interest expense	(7.8)	(0.7)	—	—	(8.5)
Other income (expense), net	0.2	0.8	0.1	—	1.1
Income (loss) before income taxes	41.4	53.0	(0.5)	(52.5)	41.4
Income tax (expense) benefit	(1.2)	—	—	—	(1.2)
Net income (loss)	$40.2	$53.0	$(0.5)	$(52.5)	$40.2

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by operating activities	$9.8	$47.9	$—	$—	$57.7
Cash flows from investing activities:
Capital expenditures	(0.1)	(6.3)	—	—	(6.4)
Purchase of investments	(106.1)	—	—	—	(106.1)
Proceeds from sale of PP&E	—	1.2	—	—	1.2
Proceeds from sales of investments	83.5	—	—	—	83.5
Net cash used in investing activities	(22.7)	(5.1)	—	—	(27.8)
Cash flows from financing activities:
Advances from parent	42.1	(42.1)	—	—	—
Proceeds from exercise of options	17.7	—	—	—	17.7
Net cash provided by (used in) financing activities	59.8	(42.1)	—	—	17.7
Effect of exchange rate changes	(0.1)	—			(0.1)
Net change in cash	46.8	0.7	—	—	47.5
Cash beginning balance	30.0	0.1	0.1	—	30.2
Cash ending balance	$76.8	$0.8	$0.1	$—	$77.7

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(7.2)	$34.4	$0.2	$—	$27.4
Cash flows from investing activities:	—
Capital expenditures	—	(6.0)	—	—	(6.0)
Proceeds from sale of PP&E	—	0.7	—	—	0.7
Purchase of investments in debt securities	(33.1)	—	—	—	(33.1)
Net cash provided by (used in) investing activities	(33.1)	(5.3)	—	—	(38.4)
Cash flows from financing activities:
Advances from parent	27.2	(27.2)	—	—	—
Proceeds from exercise of options	1.7	—	—	—	1.7
Dividends paid to parent	2.0	(2.0)	—	—	—
Purchase of treasury stock	—	—	—	—	—
Net cash provided by (used in) financing activities	30.9	(29.2)	—	—	1.7
Effect of exchange rate changes	—	—	(0.1)	—	(0.1)
Net change in cash	(9.4)	(0.1)	0.1	—	(9.4)
Cash beginning balance	33.0	0.3	—	—	33.3
Cash ending balance	$23.6	$0.2	$0.1	$—	$23.9

Item 2.     Management’s Discussion And Analysis Of Results Of Operations And Financial Condition

Overview

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. We evaluate our estimates, which consist of warranty claims, bad debts, environmental obligations, self-insurance claims, tax valuation allowance, and others primarily based on historical experience and business knowledge. These estimates are evaluated by management and revised as circumstances change.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 2, 2005.

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

•                  a leading supplier of OCTG-related services including premium thermal treating, end finishing, inspection, and logistics to the oilfield industry;

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

Lone Star’s operating companies include Lone Star Steel Company (“Steel”), a manufacturer of oilfield tubulars, specialty tubing products, and flat-rolled steel, and Fintube Technologies, Inc. (“Fintube”), a manufacturer of specialty tubulars used in heat recovery technology applications. In October 2003 we created a new business unit, Star Energy Group, to enhance our ability to provide OCTG customers with a full spectrum of pipe finishing, inspection, and logistics services. Star Energy Group integrated the sales and marketing functions and production assets of four companies we acquired between 2000 and 2003:

•                  Wheeling Machine Products, Inc. and Wheeling Machine Products of Texas, Inc. (collectively, “Wheeling”), one of the largest domestic suppliers of couplings;

•                  Delta Tubular Processing L.P. (“DTP”), a leading provider of thermal treating and end-finishing services for oilfield production tubing;

•                  Frank’s Tubular International (since renamed Delta Tubular International L.P., or “DTI”), a leading provider of high-quality threading, inspection, and storage services to the OCTG market; and

•                  Bellville Tube Company, L.P. (“Bellville”), an OCTG manufacturer.

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

High oil and natural gas prices continued in the second quarter of 2005, leading to further increases in drilling activity and related demand for our oilfield products and services. The spot price for West Texas Intermediate (“WTI”) oil averaged nearly $53 per barrel in the second quarter of 2005, an increase of 38% over the prior year second quarter average and a 10% increase since the fourth quarter 2004 average. The U.S. Energy Information Administration (“EIA”) expects the WTI crude oil average price for 2005 and 2006 to exceed $55.00 per barrel. The average spot price of natural gas for the second quarter of 2005 was $7.14 per thousand cubic feet (“mcf”). The EIA expects monthly average natural gas spot prices to be near $7.90 per mcf by the end of 2005 and to average $7.41 per mcf in 2006.

The active rig count in the United States continued to rise reaching 1,370 rigs by the end of the second quarter of 2005. The number of active domestic rigs averaged 1,339 for the second quarter of 2005 compared to 1,283 for the first quarter of 2005 and 1,166 in the second quarter of 2004. We believe this trend of increasing drilling activity along with the expectation of high crude oil and natural gas prices will continue to positively impact demand for our oilfield products and services.

Source: Buker Hughes Incorporated

Results Of Operations

Consolidated revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended June 30,
	2005		2004
	$	%	$	%
Oilfield	258.6	80	176.3	72
Specialty tubing	46.5	14	45.3	18
Flat rolled steel and other	20.6	6	24.6	10

Consolidated net revenues	325.7	100	246.2	100

	For the Six Months Ended June 30,
	2005		2004
	$	%	$	%
Oilfield	480.0	77	308.5	72
Specialty tubing	99.3	16	75.7	18
Flat rolled steel and other	44.2	7	41.8	10

Consolidated net revenues	623.5	100	426.0	100

Shipments of products are as follows:

	For the Quarter Ended June 30,
	2005		2004
	Tons	%	Tons	%
Oilfield	169,700	74	148,100	66
Specialty tubing	26,100	11	30,100	13
Flat rolled steel and other	34,700	15	46,800	21

Total shipments	230,500	100	225,000	100

	For the Six Months Ended June 30,
	2005		2004
	Tons	%	Tons	%
Oilfield	327,500	72	295,200	67
Specialty tubing	55,300	12	56,700	13
Flat rolled steel and other	70,000	16	88,800	20

Total shipments	452,800	100	440,700	100

At June 30, 2005, we valued approximately 86% of our inventories at the lower of cost or market determined on the last-in, first-out (“LIFO”) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the first-in, first-out (“FIFO”) method. In periods of decreasing costs, the results are generally the opposite. Our average steel costs increased approximately 2% in the second quarter of 2005 from the first quarter of 2005, and were 21% higher than the average cost of steel for the full year 2004. These higher steel costs negatively impacted gross profit under the LIFO method as compared to what gross profit would have been had we used the FIFO method.

The following tables illustrate the comparative effect of LIFO and FIFO accounting on our consolidated results of operations. These tables are provided solely for the purpose of providing comparisons to other companies that may use the FIFO method of inventory valuation. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO reserve adjustment as disclosed in the footnotes to the Condensed Consolidated Financial Statements for the periods ended June 30, 2005 and 2004 for each period presented below ($ in millions).

	For the Quarter ended June 30,
	2005		2004
	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$254.9	$243.5	$198.3	$173.0
Net income	$63.5	$74.0	$32.2	$56.8

Diluted earnings per share	$2.09	$2.43	$1.11	$1.96

	For the Six Months ended June 30,
	2005		2004
	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$497.4	$457.9	$354.9	$320.9
Net income	$102.4	$138.8	$40.2	$73.2

Diluted earnings per share	$3.39	$4.60	$1.39	$2.53

Oilfield Products

Our oilfield products consist of OCTG, line pipe, couplings, and OCTG finishing, inspection, and logistics services. The tables below illustrate the impact of volume changes and average price changes on oilfield product revenues for the three- and six-month periods ended June 30, 2005 ($ in millions).

Oilfield
Quarter ended June 30, 2004	$176.3

Change due to shipment volume	32.9

Change due to price	49.4

Quarter ended June 30, 2005	$258.6

For the six months ended June 30, 2004	$308.5

Change due to shipment volume	47.3

Change due to price	124.2

For the six months ended June 30, 2005	$480.0

The oilfield products segment comprised 80% of total revenues in the second quarter of 2005 and 77% for the first six months of 2005. The increase in oilfield product revenues is due to increased average selling prices and shipment volumes for OCTG and related products and services, partially offset by a slight decrease in line pipe shipment volumes. The average selling price of our oilfield products increased 28% in the second quarter of 2005 compared to the same period in 2004, and increased 40% for the first half of 2005 compared to the first half of 2004. Shipments of OCTG increased 26% in the second quarter of 2005 compared to the second quarter of 2004 and were up 22% for the first half of 2005 compared to the first half of 2004. Average selling prices and shipment volumes were up in these reporting periods as the average domestic active rig count steadily increased from 1,243 at the end of 2004 to 1,370 at the end of the second quarter of 2005 principally due to increased demand for casing and tubing, especially high strength alloy grades utilized in deeper wells.

Specialty Tubing Products

Our specialty tubing products segment consists of precision mechanical tubulars and heat recovery tubular products. The tables below illustrate the impact of volume changes and average price changes on specialty tubing product revenues for the three- and six-month periods ended June 30, 2005 ($ in millions).

Specialty Tubing

Quarter ended June 30, 2004	$45.3

Change due to shipment volume	(7.1)

Change due to price	8.3

Quarter ended June 30, 2005	$46.5

For the six months ended June 30, 2004	$75.7

Change due to shipment volume	(2.5)

Change due to price	26.1

For the six months ended June 30, 2005	$99.3

Revenues from specialty tubing products increased 3% in the second quarter of 2005 from the same period in 2004 with shipment volumes falling 13%, but average pricing up 18%. Revenues of our precision mechanical tubulars, which were 73% of our specialty tubing product revenues during the second quarter, were down 2% in the second quarter of 2005 compared to the same period in 2004 resulting from reduced demand from steel service centers and, to some extent, our allocation of tubular production to higher margin oilfield products. For the six-month period ended June 30, 2005, revenues from precision mechanical tubulars were up 32% compared to the same period in 2004. Revenues from heat recovery tubulars were up 19% in the second quarter of 2005 compared to the second quarter of 2004 due principally to higher average selling prices. For the six-month period ended June 30, 2005, revenues from heat recovery tubulars were up 28% compared to the same period in the prior year.

Flat Rolled Steel and Other

The tables below illustrate the impact of volume changes and average price changes on flat rolled steel and other product revenues for the three- and six-month periods ended June 30, 2005 ($ in millions).

Flat Rolled Steel and Other

Quarter ended June 30, 2004	$24.6

Change due to shipment volume	(7.2)

Change due to price	3.2

Quarter ended June 30, 2005	$20.6

For the six months ended June 30, 2004	$41.8

Change due to shipment volume	(11.9)

Change due to price	14.3

For the six months ended June 30, 2005	$44.2

Flat rolled steel and other revenues fell 16% in the second quarter of 2005 compared to the same period in 2004 on 26% lower shipment volume as domestic flat rolled steel supply became more readily available in our markets and reduced demand for our flat rolled steel. The average selling price increased 13% in the second quarter of 2005 compared to the second quarter of 2004.

Other Operating Analysis

The gross profit for the three- and six-month periods ended June 30, 2005 was $70.8 million and $126.1 million, respectively, compared to $47.9 million and $71.1 million for the same 2004 periods. The increased gross profit was due to increased average selling prices and to increased shipment volumes, which absorbed a larger amount of fixed and semi-fixed costs over greater units of production. The gross margin percentage for the second quarter of 2005 was 21.7% compared to 19.5% for the second quarter of 2004 due to higher average selling prices and from our implementation of a number of targeted cost savings programs that have reduced costs of goods sold and improved gross profit by an estimated $10 million on an annualized basis.

Consistent with the increase in crude oil prices, natural gas prices, and active rig counts, increasing demand for our oilfield products has resulted in 15% and 11% increases in shipment volume for the three- and six-month periods ended June 30, 2005, respectively, compared to the same periods in the prior year. Together with higher average selling prices, these factors have more than offset increases in raw materials costs including steel and natural gas, thus lowering their proportional impact on total cost of goods sold and improving gross margin percentages.

Interest income increased by $0.7 million and $1.4 million in the three- and six-month periods ended June 30, 2005, respectively, as a result of our investments in debt securities totaling $81.7 million at June 30, 2005 compared to only $33.1 million of such investments at June 30, 2004.

During the second quarter of 2005, we announced that our largest subsidiary, Steel, and Tubos del Caribe, S.A. (“Tubocaribe”), a Colombian manufacturer of OCTG and line pipe, had terminated their strategic alliance, following a change in ownership of Tubocaribe. The agreement was due to expire in October 2006. As consideration for the early termination of the agreement, Tubocaribe will deliver, without charge to Steel, during the fourth quarter of 2005 an agreed quantity of OCTG with an estimated value of $7.8 million. A gain was recognized in the second quarter of 2005 for the $7.8 million and is included in “Other income” in our condensed consolidated statements of income for the three- and six-month periods ended June 30, 2005.

We are subject to income taxes in numerous jurisdictions and the use of estimates is required in determining our provision for income taxes. We provide for income taxes for each interim period based on the estimated annual effective rate for the year.

We have net operating loss carryforwards (“NOL”) from prior periods that will be available in 2005 to reduce our federal income tax liability, with the exception of federal alternative minimum tax. Therefore, the effective tax rates for the three- and six-month periods ended June 30, 2005 of 1.7% and 2.8%, respectively, consist of provisions for alternative minimum tax and state income taxes offset by a one-time tax benefit of $10.1 million recognized in the second quarter of 2005 resulting from a change in our judgment about the realizability of certain NOL carryforwards expected to be utilized in 2006. As we have recognized significant income in each of the last six consecutive quarters, the valuation allowance against our deferred tax assets has been reduced by $26.4 million at June 30, 2005 to reflect their anticipated usage. Our annual effective tax rate for the full year of 2005 is estimated to be 7.9%.

Financial Condition And Liquidity

We have historically funded our business from our operating activities. We believe that this along with our cash balances, investments in debt securities, and our unused credit facility will provide the liquidity necessary to fund our cash requirements for the remainder of 2005.

The following table summarizes our capital resources ($ in millions):

	At June 30,
	2005	2004
Cash and cash equivalents	$77.7	$23.9
Investments in debt securities	81.7	33.1
Restricted cash	—	32.4

Working capital	427.1	229.1
Unused credit facility	123.9	122.5

As of June 30, 2005, our cash and cash equivalents plus investments in debt securities totaled $159.4 million, compared to $57.0 million at June 30, 2004. The increase in our working capital and our investments in debt securities are directly related to our increase in net revenues and results from operations for the past twelve months.

Cash provided by operating activities was $57.7 million for the six months ended June 30, 2005, compared to $27.6 million in the same prior year period. The improvement in operating cash flow in the first half of 2005 was attributable to the significant increase in net income of $102.4 million, increased accounts payable and accrued liabilities of $36.6 million and other current assets of $26.8 million, offset by cash used for inventories totaling $108.5 million and a decrease in deferred taxes of $2.8 million.

Cash used in investing activities for the six months ended June 30, 2005, totaled $27.8 million compared to cash used of $38.6 million in the same prior year period. Cash was used during the first half of 2005 to purchase investments in debt securities totaling $106.1 million, offset by proceeds and maturities of available-for-sale investments totaling $83.5 million. Capital expenditures totaled $6.4 million for the six months ended June 30, 2005 compared to $6.0 in the prior year period. Cash proceeds from the sale of property contributed $1.2 million to the increase in cash during the second quarter of 2005.

Cash provided by financing activities for the six months ended June 30, 2005 totaled $17.7 million and is due to proceeds received from the exercise of stock options compared to $1.7 million in the prior year period.

In December 2003, Lone Star amended and restated its $100.0 million credit facility to increase the total available borrowings to $125.0 million. Borrowings under this facility can be used for general corporate purposes. Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $1.1 million at June 30, 2005. Total availability under the credit facility was $123.9 million at June 30, 2005.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We do not have any off-balance sheet arrangements as defined by SEC rules. At June 30, 2005, we had contractual cash obligations to repay debt, to make payments under leases, purchase obligations, obligations to fund pension obligations, and commercial commitments in the form of unused lines of credit. At June 30, 2005, cash payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Contracted Obligations
Long term debt obligations	$231.0	$13.5	$27.0	$27.0	$163.5
Operating lease obligations	7.8	2.9	4.1	0.8	—
Purchase obligations	5.9	5.9	—	—	—
Other long-term obligations	5.3	5.3	—	—	—

Total Contractual Obligations	$250.0	$27.6	$31.1	$27.8	$163.5

At June 30, 2005, commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Unused credit facility	$125.0	$—	$125.0	$—	$—

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

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk. There were no borrowings outstanding at June 30, 2005.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency. Any gains or losses from currency translation have not been material and Lone Star does not hedge foreign currency exposure.

Item 4.     Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Lone Star’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by Lone Star in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II – Other Information

Item 1.     Legal Proceedings

In 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company in December 2001 that it was not able to complete the acquisition. Cargill, Incorporated filed a lawsuit against Lone Star alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment. The Minnesota Supreme Court decided on August 17, 2004 that it would not review the Court of

Appeals’ decision. Lone Star paid Cargill $32 million on October 1, 2004 and $2 million on October 6, 2004 to satisfy the judgment. After the $34 million payment, approximately $1 million of accrued interest remained in the reserve at June 30, 2005, which represents pre-judgment interest that Lone Star contested in the Minnesota courts. On June 28, 2005, Lone Star lost that appeal and will pay that interest amount.

During the last six years, Steel has been named as one of a number of defendants in 47 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $0.3 million in the aggregate. Of the 47 lawsuits, nineteen have been settled or are pending settlement and twelve have been dismissed or are pending dismissal. Steel did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by the Company’s insurance. The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed. Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, was named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”). Three of these lawsuits have been dismissed and one was settled for less than $0.1 million. Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.” Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink. It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only to the limited extent included in certain purchased component parts used in products made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely. Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”). In addition, Zink LLC has been named in six lawsuits in which the plaintiffs, two of whom have mesothelioma, allege exposure to asbestos in Zink’s products (three of these lawsuits have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater. Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s. Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier. Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim. During the second quarter of 2005, Zink LLC was dismissed from the three personal injury lawsuits when it was determined that Zink did not manufacture the flare and components involved in the fire.

Item 4.     Submission Of Matters To A Vote Of Security Holders

The 2005 Annual Meeting of Shareholders of the registrant was held on April 25, 2005. At that meeting two proposals were voted on: the election of three directors and approving the appointment of Deloitte & Touche LLP as the registrant’s independent accountants for the year ending December 31, 2005. Robert Kelley, Alfred M. Micallef and Jerry E. Ryan were elected directors of registrant and received affirmative votes of 23,349,037; 24,033,918; and 23,769,413; respectively; and negative votes of 1,248,154; 563,273; and 827,778; respectively. The appointment of registrant’s independent accountants was approved by an affirmative vote of 24,450,671; with 123,974 voted against and 22,546 abstaining. Other directors of the registrant include Rhys J. Best, Frederick B. Hegi, Jr., Robert L. Keiser, M. Joseph McHugh, and Thomas M. Mercer, Jr., whose terms of office continued after the meeting. Mr. Mercer subsequently retired as a director, effective May 25, 2005, as reported by registrant in a Current Report on Form 8-K filed on May 26, 2005.

Item 6.     Exhibits

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

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated: July 26, 2005	Vice President and Chief Financial Officer