Form 10-K
period 2005-12-31
LONE STAR TECHNOLOGIES INC
filed 2006-03-06
CIK 791348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒  No    ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes    ☐  No    ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☒  No    ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

The aggregate market value of common stock on June 30, 2005 held by nonaffiliates of the registrant was approximately $1,363.5 million, based on the closing price of the common stock on the New York Stock Exchange.

As of February 13, 2006, the number of shares of common stock outstanding was 30,643,846.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

GENERAL

Lone Star Technologies, Inc., a Delaware corporation, is:

•                  a leading domestic manufacturer and marketer of high quality welded “oil country tubular goods”, or “OCTG”, which are steel tubular products used in the completion of and production from oil and natural gas wells;

•                  a major manufacturer and marketer of line pipe, which is used in the gathering and transmission of oil and natural gas;

•                  a major supplier of high quality threading, thermal treating, end finishing, inspection, and logistics services to the oilfield industry;

•                  one of the largest domestic manufacturers of high quality couplings used to connect individual sections of oilfield casing and tubing;

•                  a leading manufacturer of specialty tubing products used in industrial, automotive, construction, agricultural, and heat recovery technology applications;

•                  a marketer of oil country tubular goods and line pipe produced by other companies through exclusive marketing arrangements; and

•                  a manufacturer and supplier of hot rolled steel to the domestic market.

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

RISK FACTORS

In addition to important factors described elsewhere in this report, Lone Star cautions current and potential investors that the following risk factors, among others, sometimes have affected, and in the future could affect, Lone Star’s actual results and could cause such results during fiscal 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of Lone Star. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected and you may lose all of your investment.

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

Our precision mechanical tubulars and other businesses are sensitive to economic downturns, which could cause our revenues to decrease. We manufacture and sell high quality steel tubulars in the form of precision mechanical tubulars used by our customers in the manufacture of products such as automotive stabilizers, hydraulic cylinders and cranes. The demand for these products and, in turn, for our precision mechanical tubulars, is dependent on the general economy, the automotive and construction industries, product inventory levels and other factors affecting domestic goods activity. If we are not able to adequately predict demand and if our precision mechanical tubulars inventories (or the inventories of other precision tubular manufacturers) become excessive, there could be a material adverse effect on price levels, the quantity of precision mechanical tubulars sold by us and our revenues.

The competition for raw materials we use in our business and the volatility of our raw material costs could reduce our profits and constrain our operations, which would reduce our revenues. Purchased steel, including slabs, scrap, steel additives, coils, pipe, and related fittings, represents over 60% of cost of goods sold. The price and availability of steel slabs, coils, scrap and pipe from commercial alliances with other pipe mills that we use in our manufacturing processes and to supply our customers, are highly competitive and cyclical. The following factors, most of which are beyond our control, affect the price of steel:

•                  supply and demand factors;

•                  freight costs and transportation availability;

•                  inventory levels of brokers and distributors;

•                  the price and availability of imported steel pipe and tubing;

•                  trade duties and taxes;

•                  market consolidation; and

•                  labor disputes.

Changes in steel prices can affect the pricing levels of our products. We seek to maintain our profit margin by attempting to increase the price of our products in response to an increase in steel costs and by sourcing steel from our flat rolled steel business, but we do not always succeed in passing these price increases through to our customers. As a result, we do not always have the ability to recover increases in steel costs. While we endeavor to maintain flexibility in procurement of steel for our tubular products, failure to obtain sufficient steel slabs, coils and scrap would constrain our operations.

Changes in energy costs also contribute to the volatility of our business, as electricity and natural gas are approximately 5-10% of cost of goods sold. Natural gas prices rose significantly during the second half of 2005 in part related to the impact of the hurricanes. We have only transferred some of these natural gas cost increases through to our customers in the form of higher product prices.

In the welded oil and gas casing and tubing and line pipe market, we compete against manufacturers that may be able to purchase or produce semi-finished steel, hot rolled coils or scrap at a lower cost than we can. Our Steel subsidiary satisfies its raw material requirements and those of our Bellville subsidiary by purchasing semi-finished steel, using purchased and internally generated scrap to make hot rolled coils in its melt shop and hot strip mill and by purchasing coils. Our Wheeling subsidiary typically purchases its coupling stock from domestic seamless oilfield tubular manufacturers. Our Fintube subsidiary must also compete with manufacturers that may be able to purchase or produce coils more cost-effectively than we can. We may not be able to satisfy our subsidiaries’ raw material requirements as cost-effectively as our competitors, which may lead to reduced sales.

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

Easing of United States government import trade restrictions could increase foreign competition in our industry and decrease our sales and our profits, particularly in the case of oil and gas casing and tubing and line pipe. The domestic steel industry historically has faced significant competition from foreign steel producers. The level of imports of OCTG, which has varied significantly over time, affects the domestic market for these goods, and were at historically high levels in 2005. High levels of imports reduce the volume sold by domestic producers and tend to suppress selling prices, both of which have an adverse impact on our business.

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

Many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions. Actions motivated by these factors could increase competition and cause our sales to decrease. In 2005, approximately 47% of the apparent domestic consumption was supplied by imported OCTG.

Anti-dumping and countervailing duty orders applicable to OCTG are limited to specific countries, are largely under appeal and may be revoked as a result of periodic “sunset reviews.”  In addition, an individual exporter may obtain revocation as to itself under specific circumstances. In June 2000 the United States government completed sunset reviews of orders covering Canada and Taiwan and revoked both orders. The United States government will conduct sunset reviews of orders covering Argentina, Italy, Japan, Korea and Mexico beginning in mid-2006. If those orders are revoked in full or in part or the duty rates are lowered, we could be exposed to increased competition from imported OCTG that could decrease our sales and profits.

Imports of line pipe in 2004 and 2005 have been at historically high levels. The levels of these imports could increase further in 2006. Such increased competition could decrease our sales and profits and have a material adverse effect on our line pipe business, operating results or financial condition.

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

Our commercial alliances with other OCTG, line pipe, and specialty tubing mills may not continue, which could adversely affect our business, financial condition, and revenues. We maintain commercial relationships with several tubular producers, which we do not own, some of which provide us exclusive distribution rights of their products in specific geographic regions, principally marketing and sales of oilfield tubular products in the United States. These mills produce specific products that expand our product offerings to our customers and allow us to concentrate our capital expenditures and manufacturing expertise on our more high quality products. These alliances accounted for 17% of our total oilfield products segment revenues in 2005. A loss of one or more of these alliance relationships could reduce our ability to offer these specific products to our customers and therefore adversely affect our business, financial condition, and revenues.

We are subject to numerous lawsuits concerning exposure to asbestos on our premises which could adversely affect our financial condition. During the last seven years our Lone Star Steel subsidiary has been named as one of a number of defendants in 47 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises. Seven pending asbestos-related claims have been asserted against another of our subsidiaries. We did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by our insurance. Although we have accrued for our estimated exposure to known claims, we do not know the extent to which future claims may be filed, and therefore we cannot estimate our exposure, if any, to unasserted claims.

Failure to renew or reach acceptable new collective bargaining agreements could result in labor disruptions which could adversely affect our business, financial condition and revenues. Our subsidiaries are subject to three collective bargaining agreements. At December 31, 2005, Lone Star had approximately 2,699 employees, of whom approximately 1,073, all at our Steel subsidiary, are part of collective bargaining agreements with three unions. The majority of these union workers are production, warehouse, and maintenance workers represented by the United Steel, Paper and Forrestry, Rubber, Manufacturing and Energy, Allied Industrial Services Workers International Union under a contract which expires on July 31, 2008 at Steel and Star Tubular Services, Inc. (“STSI”), a wholly-owned subsidiary of Steel. Our agreement with the Security, Police & Fire Professionals of America, covering an aggregate of approximately 13 of our warehouse and plant security workers as of December 31, 2005, expires on September 30, 2006. The collective bargaining agreement between Steel and the International Bricklayers of America expired May 31, 2005 and covers four brick masons. The brick masons and Steel will meet to discuss the terms of an agreement in February 2006.

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

We may be subject to work stoppages at our facilities or our customers may be subjected to work stoppages, which could seriously impact the profitability of our business. As of December 31, 2005, approximately 40% of our work force was unionized. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected. Many of our direct or indirect customers have unionized work forces. Strikes, work stoppages, or slowdowns experienced by these customers could result in a reduction in orders for our products.

We would have greater taxable income, and therefore be subject to increased federal income taxes, if we lose our federal tax net operating loss carryforwards due to our, or the consolidated group with whom we file tax returns, experiencing an ownership change of more than 50%. We had federal income tax net operating loss carryforwards of approximately $78 million at December 31, 2005 that, if not utilized to reduce our taxable income, will expire in varying amounts between years 2022 and 2023. Our ability to use these net operating loss carryforwards to reduce taxable income is dependent upon our not experiencing an ownership change of more than 50 percentage points as defined by IRS regulations. Lone Star’s common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit the availability of our net operating loss carryforwards. In addition, a portion of our net operating loss carryforwards relates to our former subsidiary, American Federal Bank, F.S.B., and is subject to an agreement with the Federal Deposit Insurance Corporation under which we may be required to pay that government agency for certain tax benefits relating to the use of the net operating loss carryforwards.

We have unfunded pension plan liabilities of at least $27.6 million, which could result in claims against our assets if the plans’ assets are insufficient to satisfy pension obligations. Our three defined benefit pension plans for our Lone Star Steel subsidiary’s bargaining unit employees were underfunded by an aggregate of approximately $27.6 million as of December 31, 2005 using an investment return assumption of 8% per annum and a discount rate of 5.75% per annum. Moreover, if the plans were terminated under the distress termination provisions of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, would have claims against our assets for the amount necessary to satisfy the plans’ unfunded benefit liabilities under the PBGC’s actuarial assumptions, which amount may be greater than $27.6 million as of December 31, 2005.

Various governmental regulations and environmental risks applicable to our business may require us to take actions which will adversely affect our results of operations. Our business is subject to numerous federal, state,  local and foreign laws and regulations, including regulations with respect to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials. Although we believe we are in substantial compliance with all applicable laws and regulations, legal requirements are frequently changed and subject to interpretation, and the presently unpredictable ultimate cost of compliance with these requirements could affect our operations. We may be required to make significant expenditures to comply with governmental laws and regulations. Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could have a material adverse effect on our results of operations and financial condition.

Potential casualties and product liability claims relating to the products we manufacture, service and sell to the oil and gas industry and industries using our specialty tubulars could harm our business. The oil and gas casing, tubing, coupling and line pipe products we manufacture and service are sold primarily for use in oil and gas drilling and transmission activities, which are subject to inherent risks, including well failures, line pipe leaks and fires, that could result in death, personal injury, property damage, pollution or loss of production. In addition, defects in our specialty tubing products could result in death, personal injury, property damage, pollution, damage to equipment and facilities or inefficient heat recovery. We warrant our oilfield products, specialty tubing, and the commercial alliance products we sell or distribute to be free of various defects. Actual or claimed defects in our products and services may give rise to claims against us for losses and expose us to claims for damages. Our insurance may be inadequate or unavailable to protect us in the event of a claim or our insurance coverage may be canceled or otherwise terminated.

Market volatility and downturns of industries that use our Fintube products for heat recovery applications could reduce demand for those products and adversely affect our revenues. Our Fintube subsidiary is one of the largest domestic specialty tubing manufacturers of heat recovery finned tubulars, which are used in various applications including fuel economizers, petrochemical plants, refineries and combined-cycle electrical power generation plants. Our Fintube business is therefore dependent on power plant construction, the cost of alternative fuels for power generation and, to a lesser extent, industrial plant processing and petrochemical plant construction. Demand for these products has been down since fourth quarter 2001 as construction of new power plants was curtailed due to lower energy demand attributable to the slowdown in the general economy and constraints on capital to fund the construction projects. Power plant construction curtailments and cancellations are expected to continue. This construction activity and the corresponding demand for our Fintube products are also related to natural gas, coal, and oil prices and are therefore subject to the volatility of the oil and gas market. Demand for these products fluctuates significantly in response to a number of economic, market and other factors, most of which are beyond our control.

A further decrease in demand for these Fintube products could adversely affect our results of operations including possible asset impairments and associated losses. Some additional factors affecting demand are:

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

Achieving increased production, greater productivity and penetration into new markets through capital investment and commercial alliances expansion. Our customers demand a broad product line and a quick delivery response. Our operational flexibility gives us the ability to match production to customer needs and has earned us the reputation of having the shortest order to delivery times in the industry. We constantly seek to improve our production efficiency by upgrading our manufacturing methods and processes. By becoming more efficient, we will be able to continue offering our products at attractive prices to an increasing number of customers. Through our exclusive commercial alliances with several mills, we have been able to outsource production of specific types of OCTG, line pipe, and specialty tubing, enabling us to concentrate our capital expenditures and manufacturing expertise on our high quality products and new technologies. Expanding these alliances will enable us both to offer a wider variety of tubular products to our customers and to increase our offering of high quality products. Through our alliances and with Star Energy Group, we now deliver the industry’s most complete line of oilfield tubular products and services.

Continuing to develop and market new product applications and technologies. We have the products, the engineering capabilities, and the commitment to provide solutions so customers should think of Lone Star first when they have a need, even if it is a need that has never been met before. Commercial leadership demands that we continually look for new ways to do business. We have historically been successful in pioneering new production methods to expand the market acceptance of our oil country tubular goods, line pipe, and specialty tubing products. For example, we pioneered the electric resistance welded, full-body normalized process, which, together with our extensive heat-treating capabilities, enables us to manufacture and sell high strength alloy grade oil country tubular goods and line pipe for deep wells and other critical applications. We have also developed expandable casing products which are used in critical repair and extended reach drilling applications to save time and costs for our customers. In addition, we have produced and sold slotted tubes for expandable sand screens and new riser sleeves to provide solutions for completion in unconsolidated sand formations and subsea completions, respectively. We will continue to invest in new equipment technologies and develop new products for the markets we serve.

Growing through strategic acquisitions. Our acquisitions of the companies comprising our Star Energy Group have enabled us to broaden our customer base and expand the selection of products we offer and the markets we serve at a cost significantly less than that required to develop these operations on our own. We will continue to pursue strategic acquisitions that we believe to be beneficial to our business. We will continue to pursue corporate development activities in oilfield and specialty tubing related businesses through acquisitions and strategic alliances, both domestically and internationally.

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

Demand for oil country tubular goods depends on several factors, most notably the number of oil and natural gas wells being drilled, completed and re-worked, and the depth and drilling conditions of these wells. The level of these activities depends primarily on the demand for natural gas and oil and the expectation of future prices of these commodities. A key indicator of domestic demand is the average number of drilling rigs operating in the United States. According to the Baker Hughes rig count, the most commonly cited indicator of the level of domestic drilling activity, the average United States rig count was 1,383 working rigs in 2005, the highest annual average in the last 19 years, compared to 1,192 and 1,032 in 2004 and 2003, respectively. This was despite the fact that rigs drilling offshore in the United States in 2005 fell to an average 93 rigs compared to 97 rigs during 2004 and 108 rigs during 2003, driven in part by a decrease in drilling efforts following Hurricane Katrina in the Gulf Coast.

Further supporting this assertion, the number of rigs drilling at depths of 8,000 feet and deeper, which is the general depth in which alloy-grade OCTG is employed, was 77% of the active rigs at the end of 2005. At year-end 2005, 1,471 rigs were working, of which 84% were drilling for natural gas.

Further impacting demand for oilfield products in 2005 were rising natural gas and crude oil prices. Average 2005 natural gas prices at the Henry Hub increased nearly 47% over the 2004 average to $8.58 per MM BTU. The average price of West Texas Intermediate crude oil increased 40% in 2005 compared to 2004 to $56.60 per barrel WTI. These factors led to continuing strong demand for our oilfield products.

The oil country tubular goods market is also affected by the level of inventories maintained by manufacturers, distributors, threading companies, and end users. During downturns in drilling activity, customers typically utilize the inventory of these products rather than purchase new products, causing demand for new production to further decrease. Conversely, in periods of increased drilling activity, increases in oil country tubular goods inventory levels by distributors and end users typically occur, which can accelerate demand for new production. However, throughout 2005 although drilling activity had increased over the prior year, distributor inventory remained at lower than anticipated levels. At the end of 2005, industry observers estimated industry-wide OCTG inventories to be at levels of approximately 5.5 months supply.

The amount of imported oilfield products also affects the oil country tubular goods market. According to statistics from the U.S. Department of Commerce, imported oil country tubular goods accounted for approximately 47% of the apparent domestic oil country tubular goods consumption in 2005 and 40% in 2004.

Protective tariffs on oil country tubular goods from Argentina, Japan, Korea, Italy and Mexico remain in effect from successful 1995 trade suits. The protective tariffs are subject to sunset review in mid-2006. The quantity of imported electric resistance welded (“ERW”) line pipe in sizes up to 16-inches in diameter accounted for over 50% of total consumption in 2005 and 2004.

Manufacturers produce oil country tubular goods in numerous sizes, weights, grades, and thread profiles. The grade of pipe used in a particular application depends on technical requirements for strength, corrosion resistance, and other performance characteristics. Oil country tubular goods are generally classified by “carbon” and “alloy” grades. Carbon grades of oil country tubular goods have yield strengths of 75,000 pounds per square inch or less and are generally used in oil and natural gas wells drilled to depths less than 8,000 feet. Alloy grades of oil country tubular goods, often referred to as high quality oil country tubular goods, have yield strengths of 75,000 pounds per square inch or more and are generally used in oil and natural gas wells drilled to depths in excess of 8,000 feet or for high temperature wells, highly corrosive wells, or other critical applications.

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

Based on published industry statistics, electric resistance welded products have accounted for approximately half of total consumption of oil country tubular goods. Electric resistance welded, full-body normalized casing and tubing and seamless casing and tubing compete for critical applications such as deep natural gas wells and offshore wells. Customers purchasing products for these applications require high-performance oil country tubular goods that can sustain enormous pressure as measured by burst, collapse, and yield strength. Recently significant demand for alloy grade OCTG has been associated with production of natural gas in unconventional formations, which utilize hydraulic fracturing techniques to complete the wells. Operators drilling shallow wells generally purchase oil country tubular goods based primarily on price and availability, as these wells require less stringent performance characteristics.

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

Couplings are used to connect individual sections of oilfield casing and tubing. The end user demand for couplings is dependent on the same factors that impact the oil country tubular goods market.

Specialty Tubing Products. The specialty tubing business includes the manufacture, marketing, and sale of a broad variety of steel tubing products, including high quality and custom-made products. Applications for specialty tubular products include precision mechanical tubular products for automotive, fluid power, construction, drilling, agricultural and other industrial markets for various mechanical tubing applications, as well as finned tubular products for heat recovery applications.

The demand for precision mechanical tubulars and other specialty tubing used for automotive, fluid power, and other mechanical applications is cyclical and dependent on the general economy, the automotive and construction industries, product inventory levels, and other factors affecting general domestic industrial activity. After an increase in demand within the traditional markets for precision mechanical tubulars in 2004, the demand in 2005 remained steady as a result of the overall relatively strong economic conditions experienced in the United States during the year. In 2005, Lone Star Steel experienced a reduction in the level of revenues from its specialty tubing Drawn Over Mandrel (“DOM”) products due in part to the allocation of some of this tubular capacity to higher margin oilfield products.

Demand for heat recovery tubular products, or finned tubes, depends on several factors including industrial processing plant and petrochemical plant construction, the cost of alternative fuels for power generation and combined-cycle electrical power plant construction. Demand for combined-cycle electrical generated power slowed considerably in 2002, and remained slow since, as construction of new power plants has significantly decreased due in part to constraints on capital to fund new plant construction and the movement of final assembly of power plant components to lower cost foreign labor markets.

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

OUR OILFIELD PRODUCTS

We manufacture and market high quality oil country tubular goods. Our oil country tubular goods, also referred to as OCTG, include casing and production tubing but not drill pipe. We also manufacture and market line pipe and couplings and we provide a complete line of oilfield tubular finishing services including threading and inspection.

Oil Country Tubular Goods – We manufacture high quality alloy and carbon welded oil country tubular goods, including casing, which acts as a structural retainer wall in oil and natural gas wellbores, and production tubing, which transmits hydrocarbons to the surface. We also market and sell under exclusive arrangements oil country tubular goods produced by other manufacturers that we refer to as alliance mills. We offer casing and tubing products with the widest variety of diameters, grades and wall thicknesses in the United States. This variety provides us with a distinct competitive advantage as a single source supplier of a complete range of oilfield casing and production tubing. As a result of our broad product range and unique heat-treating capabilities, we are able to service nearly all typical drilling applications for oil and natural gas wells.

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

Our high quality product line includes tubulars manufactured with the electric resistance welded, full-body normalized process and other thermal techniques that we pioneered. Because this process gives our tubes better performance characteristics than typical seam-annealed casing and tubing, we are able to serve both primary markets for oil country tubular goods: deep critical wells and shallow wells. Our high quality products successfully compete both with seamless oil country tubular goods for critical applications and with conventional seam-annealed tubular products manufactured for shallow wells. We also offer seamless and seam-annealed products through our alliance marketing arrangements with other producers.

Critical applications, such as deep natural gas wells and offshore wells, require high-performance casing and tubing that can withstand enormous pressure as measured by burst strength, collapse strength, and yield strength. Both major and independent oil companies that conduct drilling programs of this nature emphasize quality and compliance with specific standards. In our electric resistance welded, full-body normalized manufacturing process, which meets and exceeds API standards, we heat-treat the entire tube and not just the weld area. This process strengthens the entire tube and makes our high quality casing, tubing, and line pipe interchangeable with seamless tubulars for nearly all critical applications. Revenues from our high-strength alloy grade products increased slightly to 71% of total OCTG revenues in 2005 from 64% in 2004.

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

Couplings – Through our Wheeling subsidiary, part of our Star Energy Group, we produce a full range of coupling products used to connect individual sections of oilfield casing and production tubing from 2 3/8” to 20”, including high quality grades and high quality threads. We manufacture couplings in both standard oilfield API grades as well as high quality connections. The demand for coupling products is correlative to demand for OCTG products. Prior to its acquisition by Lone Star, Wheeling had a multi-year partnering arrangement with Steel to provide 100% of Steel’s coupling requirements. In addition to Steel, which comprised approximately 59%, 41%, and 43% of Wheeling’s 2005, 2004, and 2003 sales respectively, Wheeling maintains contract distribution arrangements with other large domestic OCTG producers and sells coupling products to certain distributors of OCTG products.

Finishing – By acquiring DTP and DTI during 2003, we took another major step toward providing complete tubular solutions for our customers. DTP and DTI provide the full-size range of OCTG finishing, including high quality threading, heat-treating, upsetting, inspection, and storage services. They join Bellville and Wheeling as part of our Star Energy Group.

Sales and Distribution. Our domestic oil country tubular goods sales distribution network includes 14 non-exclusive stocking distributors that maintain and deliver product inventory to major and independent oil and gas companies that explore for oil and natural gas. We also sell line pipe through distributors and to end-users. Internationally, oil country tubular goods are sold through distributors and trading companies as well as directly to end-users. Less than 1% each of the shipments of oil country tubular goods and line pipe in 2005 were to destinations outside the United States. Our three largest customers, all distributors of our oilfield products in 2005, accounted for approximately 14%, 13%, and 13%, respectively, of the total oil country tubular good tons we shipped. About 75% of the oil and natural gas wells drilled in the United States in 2005 were located within an approximate 750 mile radius of our mills in Texas. The majority of our oilfield products were sold for use in Texas, Oklahoma, Louisiana, New Mexico, and Kansas, as well as the Gulf of Mexico, which is less than 250 miles from our mills.

Alliance Mills. In addition to production from our mills, we have marketing agreements to sell other steel oilfield tubular products manufactured by several companies. Through commercial alliances with several mills, we have expanded our oilfield product offering. These arrangements enable us to outsource production of specific products, allowing us to offer a wider variety of casing, tubing, and line pipe without a permanent capital investment. These alliances allow us to concentrate our capital expenditures and manufacturing expertise on our high quality products, while offering our customers a complete size range of casing, tubing, and line pipe. These transactions are performed on a commission basis and through purchase and resale of the products. Our alliance arrangements accounted for approximately 17%, 18%, and 17% of our revenues from oilfield products during 2005, 2004, and 2003, respectively.

Competition. Oil country tubular goods and line pipe are sold in highly competitive markets. Once users of oil country tubular goods determine which performance characteristics are relevant, they base their purchasing decisions on four factors: quality, availability, service, and price. We believe that we are competitive in all of these areas. We successfully compete with both seamless oil country tubular goods and seam-annealed electric resistance welded products, as described above under “Business - Industry Background - Oilfield Products.”  Our electric resistance welded, full-body normalized casing and tubing products compete with seamless oil country tubular goods, and we offer products with the widest variety of diameters, grades, and wall thicknesses in the United States. Several domestic manufacturers produce limited lines of oil country tubular goods, and a number of foreign manufacturers produce oil country tubular goods for export to the United States.

The level of imports of oil country tubular goods has been reduced by the existence of anti-dumping duty orders. Since 1995, the level of imports of oil country tubular goods from Argentina, Italy, Japan, Korea, and Mexico has been greatly reduced by the existence of anti-dumping duty orders covering imports from these countries. The orders may also have had a beneficial impact on prices for oil country tubular goods in the domestic market. Affected parties can request administrative reviews of imposed duties and tariffs. The protective tariffs are subject to sunset review in mid-2006.

Despite the existence of various anti-dumping duty orders, imports were 47% of apparent domestic consumption in 2005 and 40% in 2004.

OUR SPECIALTY TUBING PRODUCTS

Our specialty tubing business includes the manufacture, marketing, and sale of a variety of tubular products. Our specialty tubular products are generally high value-added high quality or custom products often involved in exacting applications. Our specialty tubing products include finned tubulars used in industrial processing, petrochemical plants, and power technology applications.

Precision Mechanical Tubulars – We have one of the largest production capacities in the world for precision mechanical tubular products using the DOM manufacturing process. The use of the DOM manufacturing process enables us to achieve higher critical tolerances and dimensional control than other processes. Our precision mechanical tubular product line includes a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties. Our precision mechanical tubular products have the widest size range in the world, from 1/2” to 15” in outside diameter, and are made from a variety of combinations of chemical compositions, thermal treatments, mechanical properties, and surface finishes. Product uses include the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods, and liner hangers. As a result of the wide range of industrial applications for precision mechanical tubular products, sales traditionally follow general domestic economic conditions.

The DOM process uses a drawbench to pull tubing through a die and over a mandrel to shape and smooth surfaces and impart precise dimensional tolerances to tubes. Our production facilities include seven drawbenches. Our 1,000,000 pound drawbench, the largest in the Western Hemisphere, combined with our 800,000 pound drawbench enable us to access broader markets through the manufacture of larger diameter, thicker wall products. Order quantities for our precision mechanical tubular products are typically less than 20,000 pounds, and the products are made to exact customer specifications.

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

Sales and Distribution. Domestically, we market and sell our precision mechanical tubulars through major non-exclusive steel service centers and directly to end-users. Our precision mechanical tubulars have detailed design specifications and are manufactured to extremely precise processing requirements. Our closely controlled manufacturing process results in an efficient low cost sourcing solution for large purchasers. Internationally, the majority of our precision mechanical tubulars are currently sold to end-users. Exports accounted for approximately 8%, 7%, and 3% in 2005, 2004, and 2003, respectively, of the shipment volume of our precision mechanical tubulars. We market and sell our finned tubes and other heat recovery products through outside sales managers providing direct sales to most original equipment manufacturer (“OEM”) accounts and through approximately 50 independent sales representative companies which sell to end-users and contractors. We have reorganized our heat recovery tubular products around new marketing and commercial lines directed at more traditional heat recovery markets including fuel economizers and traditional boiler applications. Exports of finned tubulars and other heat recovery tubes accounted for approximately 7%, 16%, and 21% of the revenues from those products in 2005, 2004, and 2003, respectively.

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

Based on generally available market data, we estimate that we have a major portion of the domestic manufacturing capacity for finned tubes used for heat recovery steam generation. We have one significant domestic competitor and a few smaller domestic competitors, as well as foreign competitors.

OUR FLAT ROLLED STEEL AND OTHER PRODUCTS

Products and Services. We also manufacture and market flat rolled steel and other miscellaneous products that are secondary to our manufacture of oilfield and specialty tubing products. We have a rolling mill that has the capacity to produce 1.25 million tons of flat rolled steel per year. Participation in flat rolled steel markets allows us to maintain flexibility in procurement of lower cost steel. Flat rolled steel, produced primarily for the manufacture of oilfield and specialty tubing products, is also sold to our exclusive alliance mills for conversion into tubular products and to fabricators of large diameter transmission pipe, storage tanks, rail cars, and a variety of other construction and industrial products.

We also market other products such as tubulars for use in structural and piling applications in the construction industry, and we provide transportation, storage, and other services.

Sales and Distribution. We manufacture and sell flat rolled steel directly to end-users and through service centers, primarily in the Southwestern region of the United States. Our two largest customers of our flat rolled steel accounted for approximately 72% of our flat rolled steel sales in 2005, as well as substantially all other sales of miscellaneous tubular products other than oilfield and specialty tubing products. One of these customers, which is an alliance mill, has steel processing facilities located adjacent to our facilities in Lone Star, Texas, and those facilities purchase most of their flat rolled steel from us. Sales to these two customers represented approximately 5% of our total revenues in 2005 and 7% in 2004 and 2003.

We also provide flat rolled steel slitting and processing services to steel mills where we receive slitting and processing revenues but do not purchase and resell steel.

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

CUSTOMERS

We sell our oilfield products through our exclusive distributors to numerous end-users, including BP, ChevronTexaco, El Paso Exploration, Anadarko Petroleum, Devon Energy, Burlington Resources, Apache, Shell Oil, and XTO Energy. We sell our finned and other heat recovery tubular products to over 50 end-users, including Foster Wheeler, Chicago Tube and Iron, Peerless, Alstom Power, Cerrey, Nooter Eriksen, and Vogt Power International. We sell our precision mechanical tubulars to such distributors and end users as Chicago Tube and Iron, Earle M. Jorgensen Company, Marmon/Keystone, Hyva, DaimlerChrysler, Ford Motor Company, and Dana.

RESEARCH, DEVELOPMENT, INFORMATION TECHNOLOGY AND PATENTS

We are committed to technologically innovative product development. With respect to oilfield products, we collaborate with customers and industry groups to develop new grades of oil country tubular goods as well as new products, such as expandable casing. Our expandable casing product was developed for a joint venture between Shell Oil Company and Halliburton Company and was first successfully installed in late 1999 in the Gulf of Mexico. As of December 2005, there have been more than 400 successful installations totaling more than 90 miles of expandable tubulars for 80 end-users in 20 countries. We have also developed slotted tubes for expandable sand screens and riser sleeves to provide new product solutions for our customers. Our technical knowledge and high-performance casing products are also being applied in an innovative method for drilling wells using casing instead of drill pipe. We also have used our expertise to develop high-strength, thick wall line pipe for offshore applications. In addition, we developed ultrasonic testing methods to assure the quality of our tubing. In the specialty tubing area, our product developments include the Aeroseg finned tube, a thermal mechanically processed DOM product called QDOM for applications requiring extreme mechanical properties, and thick-wall products using hot reduction technology for applications such as heavy axles that are normally made out of seamless tubes. We hold several United States patents covering some of our manufacturing processes and products.

We have made significant investments in information technologies that provide the platform for internet-based commercial marketing and resource constrained production planning. We believe our information technologies capabilities will allow us to more effectively run our facilities, give our customers excellent service, and facilitate web-based commercial initiatives.

MANUFACTURING CAPABILITIES

We manufacture our oilfield products, precision mechanical tubulars, flat rolled steel and other products at our facilities located on an approximately 2,000-acre site we own in Lone Star, Texas, which contains over 2,000,000 square feet of manufacturing space, and approximately 91,000 square feet of oilfield products manufacturing facilities in Bellville, Texas. We manufacture our finned tubular products in approximately 340,000 square feet of manufacturing facilities on approximately 62.2 acres that we own or lease in the Tulsa, Oklahoma metropolitan area; Monterrey, Mexico; and Chonburi, Thailand. Our coupling products are manufactured at three owned facilities totaling 231,000 square feet of manufacturing space and located in Pine Bluff, Arkansas; Hughes Springs, Texas; and Houston, Texas. Our finishing and storage services provided by DTP and DTI are performed at two owned facilities totaling 281,500 square feet across 230 acres located in Houston, Texas.

The annual rated capacity of our facilities in Lone Star, Texas approximates 1,250,000 flat rolled tons and 1,000,000 welded pipe tons. We have access through marketing arrangements and alliances with mills for additional oilfield tubular capacity of approximately 500,000 tons per year. Our electric arc furnaces (“EAF”) have an estimated capacity of 360,000 ingot tons. In 2005, the precision mechanical specialty tubing facilities operated at 64% of capacity. The rolling mills and pipe mills generally operated at 38% and 58% of capacity, respectively, while the EAF generally operated at 59% of capacity in 2005.

Wheeling operates PMC high volume finishers and CNC lathes at facilities in Pine Bluff, Arkansas, Hughes Springs, Texas, and Houston, Texas. Wheeling also maintains finished product at its production facilities as well as warehouses at Steel, and a facility servicing U.S. Steel operated by Wheeling in Birmingham, Alabama. The Houston facility was established to handle high quality threads and material that requires third party inspections. Wheeling offers a wide range of eight round and buttress couplings for 2 3/8” tubing through 20” casing.

DTP is a licensed API processor for upsetting, threading, and heat treating of OCTG products to API specifications. DTP has two forging machines that are capable of upsetting tubing, two quench and tempering operations – one at the main plant with induction austenitizing coils and alternating tempering furnaces and one at the satellite operation with one austenitizing furnace and one tempering furnace, that can heat treat tubing and coupling stock through 3.668” outside diameter (“OD”), and one full-body normalizing line that can normalize tubing up to 4 1/2” OD. DTP has two hydrostatic tubing testers, two high-speed PMC tubing threaders, and one threading repair line. A Non-Destructive Testing (“NDT”) operation at the facility is operated by a third party contractor. The facility capacity is calculated to be 130,000 tons per year with an average mix of products. DTP operates on a 150-acre tract in Houston, Texas with 150,000 square feet of building space and leases an additional building with 14,500 square feet which houses its second heat treat line.

DTI is an API licensed threader for OCTG casing for sizes ranging from 4 1/2” to 20” OD. We have two Four-Function Electro Magnetic Inspection lines that inspect pipe ranging from 2 3/8” through 13 3/8” OD and two ultrasonic lines for full body ultrasonic inspection up to 20” OD. We have three double-ended thread lines capable of threading API and specialty threads from 4 1/2” through 20” OD pipe. One of these double ended lines is furnished with two state of the art CNC dual axis machines installed during the second half of 2004. Our annual rated capacity for casing threading is 225,000 tons and inspection is 450,000 tons. This facility is located on an 80-acre tract in Houston, Texas with 117,000 square feet of building usage.

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

Steel prices remained volatile in 2005 largely due to a continued tight balance between supply and demand for steel on a global basis. Although domestically there were no constraints on obtaining steel, most international markets experienced an increase in ore prices of about 76%. We continue to believe that steel costs could remain volatile in 2006 and there are currently no strong indicators that steel costs will moderate significantly in the coming year.

We can use steel slabs, scrap steel, and steel coils in the manufacture of our tubular products. We purchased steel slabs to meet approximately 76% of our steel needs in 2005, up from 63% in 2004. The increase in purchased slabs was driven by increased demand combined with general lower slab prices relative to coil and scrap prices. Generally, we commit to purchase slabs 60 to 90 days prior to production. We anticipate again using steel slabs for most of our production needs in 2006. Our principal raw material for our internally produced steel slabs is scrap steel, which is internally generated from our operations and available in the spot market. The volatile price of steel is influenced by a number of competitive market conditions beyond our control, and is not directly related to the demand for our products.

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

EMPLOYEES

At December 31, 2005, Lone Star employed approximately 2,699 employees. Of this number, approximately 1,073 employees, all at Steel, are a part of collective bargaining agreements with three unions, the International Bricklayers of America (“Bricklayers Union”); Security, Police & Fire Professionals of America (“Security Union”); and the United Steel, Paper and Forrestry, Rubber, Manufacturing and Energy, Allied Industrial Services Workers International Union (“Steel Workers Union”).

The collective bargaining agreement between Steel and the Bricklayers Union expired May 31, 2005 and covered four brick masons. The brick masons and Steel will meet to discuss the terms of a renewed agreement in February 2006. The agreement between Steel and the Security Union has an expiration date of September 30, 2006, and covers 13 security professionals. The agreement between Steel and the Steel Workers Union has an expiration date of July 31, 2008, and covers approximately 973 production and maintenance employees. Steel considers its relationship with these three bargaining units to be good.

The agreement between STSI, a wholly-owned subsidiary of Steel, and the Steel Workers Union expires July 31, 2008, and covers approximately 83 warehouse and maintenance employees. Steel considers its relationship with this bargaining unit to be good.

We endeavor to provide a safe and healthful work environment for our employees, contractors, vendors, and visitors to our facilities. We frequently evaluate and update our programs to ensure compliance. We encourage all employees to be involved in our safety efforts. We utilize a variety of methods to increase the skills and knowledge of our employees to improve safety performance.

FOREIGN OPERATIONS

Our export sales to destinations outside the United States were approximately $33.6 million in 2005, $30.0 million in 2004, and $13.3 million in 2003. We own an idle manufacturing facility in Quebec, Canada and lease manufacturing facilities in Monterrey, Mexico and Chonburi, Thailand. Long-lived assets maintained in Quebec, Canada were $1.2 million, $3.0 million, and $3.1 million at December 31, 2005, 2004, and 2003, respectively. Long-lived assets maintained in Monterey, Mexico were $1.3 million, $1.5 million, and $1.6 million at December 31, 2005, 2004, and 2003, respectively. We commenced our Thailand operations in 2005, and our long-lived assets maintained there were $1.5 million at year-end. Our export sales of $33.6 million to destinations outside the United States included $5.6 million from these foreign facilities in 2005.

ENVIRONMENTAL

Oilfield Products. Steel’s operations are subject to extensive environmental regulations with respect to air emissions, wastewater and storm water discharges, and waste management. Our environmental protection and improvement expenditures averaged approximately $1.2 million per year over the past three years, including expenditures related to energy efficiency efforts, asbestos abatement, wastewater treatment system upgrades, waste disposal site closures, and out-of-service facility remediation projects. The sulfuric acid recovery system was successfully installed during 2005 and has resulted in cost savings for raw materials and waste disposal and reduced risks associated with offsite shipments of the hazardous material.

In connection with the cleanup of two offsite commercial waste management sites, we, along with many other entities, have been designated a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). CERCLA subjects PRPs to potential liability for such cleanup costs. Cost estimates have been obtained for each of the cleanup actions, and our share has been determined. Based upon these estimates, we do not believe our liability, individually or in the aggregate, will be material to our financial position and our results of operations.

The solid waste units that received wastes defined as hazardous waste under the Resource Conservation and Recovery Act (“RCRA”) have been closed. The two RCRA units requiring continued monitoring are undergoing post-closure care. Lone Star has submitted a letter to the Texas Commission on Environmental Quality (“TCEQ”) guaranteeing the remaining cost of post-closure care (estimated to be approximately $0.4 million), which meets our financial assurance requirements. The TCEQ is in the process of determining what, if any, corrective action is required to address the remaining non-RCRA solid waste management units.

We possess necessary authorizations for air emissions, wastewater and storm water discharges and waste management. We are presently in substantial compliance with our permits and applicable air, water and waste management rules and regulations. We have an environmental management system (“EMS”) in place, which conforms to the internationally recognized ISO 14001:1996 standard, to assist in maintaining compliance and improving performance. Our EMS will be upgraded prior to May 15, 2006, to transition to the ISO14001:2004 standard. In addition, third party compliance audits are conducted systematically of Steel’s operations in accordance with the Texas Audit Privilege Act. We do not expect future environmental expenditures necessary to comply with existing environmental rules and regulations to have a material impact on our financial position or operations.

Star Energy Group. The operations of DTP, DTI, Bellville, and Wheeling are also subject to environmental regulations in the area of air emissions, wastewater and storm water discharges and waste management. The companies possess or have applied for, necessary authorizations for air emissions, wastewater and storm water discharges, and waste management. All facilities are classified as either Small Quantity Generators or Conditionally Exempt Small Quantity Generators. Wastes are temporarily stored onsite, but are disposed of or recycled offsite by a third party. There are no onsite waste disposal units.

Specialty Tubing. Steel’s specialty tubing operations and Fintube’s operations are also subject to environmental regulations in the area of air emissions, wastewater and storm water discharges, and waste management, and possess necessary authorizations for such activities. Wastes at Fintube are temporarily stored onsite, but are disposed of or recycled offsite by a third party. Fintube does not use onsite waste disposal units.

INTERNET WEBSITE POSTINGS

Our internet website is www.lonestartech.com. We make available through our internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The internet website of the SEC is www.sec.gov.

In addition, our code of business conduct and ethics, Corporate Governance Guidelines, and Charters of the Audit, Corporate Governance, and Human Resources Committees are available on our website and in print to any shareholder who requests a printed copy.

NEW YORK STOCK EXCHANGE CORPORATE GOVERNANCE CERTIFICATION

Lone Star is a listed company with the New York Stock Exchange (“NYSE”). The chief executive officer of Lone Star certified in May 2005 to the NYSE that he is not aware of any violation by Lone Star of NYSE corporate governance listing standards as of the date of that certification, which was made without any exception or qualification.

ITEM 1A.	RISK FACTORS

Risk factors are set forth under “Business” on page 3 hereof.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

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

We also have 91,000 square feet of oilfield products manufacturing facilities in Bellville, Texas. We manufacture our finned tubular products in approximately 364,000 square feet of manufacturing facilities on approximately 62.2 acres that we own or lease in the Tulsa, Oklahoma metropolitan area; Monterrey, Mexico; and Chonburi, Thailand. Our coupling products are manufactured at three owned facilities totaling 267,940 square feet of manufacturing, warehouse and office space and located in Pine Bluff, Arkansas on 12.7 acres; Hughes Springs, Texas on 19.4 acres; and Houston, Texas on 5.3 acres.

DTP operates in a total  of approximately 117,000 square feet situated on approximately 80 acres of land that we own in Houston, Texas. DTI utilizes 165,000 square feet located on approximately 150 acres of land that we own in Houston, Texas. Both facilities utilize the owned acreage for pipe storage and warehousing.

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

In 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition. Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment. The Minnesota Supreme Court decided on August 17, 2004 that it would not review the Court of Appeals’ decision. Lone Star paid Cargill $34 million in October 2004. After the $34 million payment, approximately $1 million of accrued interest remained in the reserve at December 31, 2004, which represented pre-judgment interest that Lone Star contested in the Minnesota courts. On June 28, 2005, Lone Star lost that appeal and paid that interest amount in the third quarter of 2005.

During the last seven years, Steel has been named as one of a number of defendants in 47 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $300,000 in the aggregate. Of the 47 lawsuits, 22 have been settled or are pending settlement and 15 have been dismissed or are pending dismissal. Steel did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by the Company’s insurance. The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed. Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”). Five of these lawsuits have been dismissed and one was settled for less than $0.1 million. Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink. It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely. Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).

In addition, Zink LLC has been named in ten lawsuits in which the plaintiffs, five of whom have mesothelioma, allege exposure to asbestos in Zink’s products (four of these have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater. Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s. Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier. Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim. During the second quarter of 2005, Zink LLC was dismissed from the three personal injury lawsuits when it was determined that Zink did not manufacture the flare and components involved in the fire.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Lone Star’s Common Stock trades on the New York Stock Exchange under the symbol LSS. The following table summarizes the range of trading prices by quarter for the last two years:

	2005		2004
	High	Low	High	Low
First quarter	$46.85	$29.70	$19.98	$14.07
Second quarter	$48.34	$34.69	$28.25	$17.10
Third quarter	$59.17	$45.21	$37.92	$26.13
Fourth quarter	$56.66	$43.18	$40.00	$24.86

As of February 8, 2006, we had 2,499 common shareholders of record. We have not paid dividends on our common stock since becoming a public company and have no present plan to do so.

Information required under this item with respect to securities authorized for issuance under equity compensation plans is contained in Lone Star’s proxy statement for the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference. Lone Star’s voluntary disclosure “Supplemental Information Regarding Executive Compensation” is not incorporated herein.

ITEM 6.	SELECTED FINANCIAL DATA

($ and shares in millions, except per share and employee data)

	2005	2004	2003(1)(4)	2002(2)(4)	2001
Results of Operations Data:
Oilfield products revenues	$1,009.8	$695.4	$364.8	$304.2	$401.9
Specialty tubing products revenues	181.5	175.1	121.8	165.4	187.7
Flat rolled and other tubular revenues	93.8	96.3	47.5	54.1	60.6
Total revenues	$1,285.1	$966.8	$534.1	$523.7	$650.2

Gross profit	$272.3	$162.0	$5.2	$7.4	$69.3
Selling, general, and administrative expenses	(50.5)	(44.6)	(41.8)	(68.2)	(35.7)
Goodwill impairment charge	—	—	(18.7)	—	—
Operating income (loss)	$221.8	$117.4	$(55.3)	$(60.8)	$33.6
Net income (loss)	$223.6	$101.0	$(68.2)	$(69.2)	$16.4
Net income (loss) per common share - basic	$7.44	$3.51	$(2.40)	$(2.52)	$0.67
Net income (loss) per common share - diluted	$7.34	$3.46	$(2.40)	$(2.52)	$0.66
Common shares used for diluted EPS	30.5	$29.2	28.4	27.5	25.0

Balance Sheet Data:
Working capital	$615.6	$288.1	$184.2	$281.9	$259.0
Total assets	$979.3	$646.7	$574.7	$612.1	$580.3
Long-term debt	$150.0	$150.0	$150.0	$150.0	$150.0
Total liabilities	$339.1	$292.2	$328.8	$299.5	$265.0
Shareholders’ equity	$640.2	$354.5	$245.9	$312.6	$315.3

Weighted average shares outstanding	30.6	$29.2	28.7	28.5	25.2

Other Financial and Operating Data:
Cash flows from operating activities	$148.2	$29.5	$(8.4)	$(12.4)	$31.3
Cash flows from investing activities	$(112.9)	$(39.2)	$(80.2)	$(54.0)	$(14.7)
Cash flows from financing activities	$36.6	$6.4	$0.5	$81.5	$63.2
Earnings before interest, taxes, depreciation and amortization(3)	$258.4	$147.2	$(27.7)	$(36.9)	$51.1
Capital expenditures	$21.0	$13.0	$14.4	$15.9	$25.2
Active employees at year-end	2,699	2,422	2,270	1,900	$1,892

See footnotes at page 22 of this Form 10-K.

Reconciliation of EBITDA (as defined)(3) to Cash Flows from Operations:

	2005	2004	2003(1)(4)	2002(2)(4)	2001
Cash flows from operating activities	$148.2	$29.5	$(8.4)	$(12.4)	$31.3
Non–cash charge for stock compensation	(3.5)	(1.6)	(1.1)	0.1	0.2
Net loss (gain) on asset disposals and impairments	0.1	(0.1)	(0.4)	0.1	—
Goodwill impairment	—	—	(18.7)	—	—
Changes in working capital	120.6	95.2	(43.7)	(8.6)	5.5
Other balance sheet changes	(13.9)	5.8	29.5	(26.6)	3.0
Interest expense, net	10.3	15.0	15.0	11.2	10.3
Income tax expense (benefit)	(3.4)	3.4	0.1	(0.7)	0.8
EBITDA	$258.4	$147.2	$(27.7)	$(36.9)	$51.1

(1)          Includes the results of operations of DTP and DTI since the acquisitions became effective on May 1, 2003 and June 2, 2003, respectively.

(2)          Includes Wheeling results of operations since the acquisition became effective on October 1, 2002.

(3)          EBITDA is a measure of our liquidity that is not required by or presented in accordance with GAAP. EBITDA should not be considered as an alternative to cash flow from operating activities as a measure of our liquidity or as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP.

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

(4)          Amounts reflect the restatement discussed in Note A to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including “Item 1: Business”; “Item 6: Selected Financial Data”; and “Item 8: Consolidated Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing (including “Business – Risk Factors”), particularly forward-looking statements in the “Overview,” and “Principal Lines of Business, Products, and Services” sections. Our actual results may differ materially.

As discussed in Note A to the Consolidated Financial Statements, the Company’s consolidated statements of cash flows for 2004 and 2003 have been restated. The accompanying Management’s Discussion and Analysis gives effect to the restatement.

Our financial results are impacted by our ability to anticipate and to take action in response to industry-wide trends. Demand for high-strength OCTG increased in 2005 as drilling activity expanded for natural gas in unconventional formations which require high pressure hydraulic fracturing. As a result of increasing demand for OCTG, and particularly alloy-grade OCTG, and higher steel and natural gas costs, we continued to increase prices for our oilfield products.

The manufacture of our products is capital intensive. Utilization rates at our manufacturing facilities in Lone Star, Texas were approximately 85-90% in 2005 as shipment volumes increased 5% from 2004 principally related to oilfield casing products. Shipment volumes of our high quality alloy-grade tubing and casing increased 26% in 2005 compared to 2004 shipment volumes, while the average price increased 37% over the prior year average. Similarly, 2005 shipment volumes of our carbon-based tubing and casing increased 24% over 2004 volumes, while average pricing increased 21% compared to the 2004 average price.

Shipment volumes in our specialty tubing business segment were down 16% in 2005 compared to the prior year in part due to our allocation of tubular production capacity to higher margin oilfield products. Shipment volumes in our flat rolled steel and other products were down 6% in 2005 from 2004 as increased supplies of domestic flat rolled steel reduced demand for our flat rolled products.

Historically, our oilfield products have accounted for the majority of our total revenues. For fiscal year 2005, they were 79% of total revenues. As a result, our revenues are largely dependent upon the state of the oil and gas industry, which has historically been volatile. Oil and natural gas prices were higher on average throughout 2005 compared to 2004 and 2003 as higher energy demand, relatively low supply, and geopolitical instabilities maintained upward pressure on pricing. This prompted increased domestic drilling. According to Baker Hughes, the U.S. active rig counts rose to an average of 1,383 working rigs in 2005 compared to 1,192 and 1,032 in 2004 and 2003, respectively, with 1,471 rigs working by the end of 2005. A significant portion of the increased drilling was biased toward unconventional gas in tight sand and shale formations. These wells typically require alloy-grade OCTG, which generally have higher margins than our carbon-grade products. Drilling also continued in shallow developmental fields such as coal seam methane geologies. Shallow wells use mainly carbon-grade OCTG. Imports, which accounted for approximately 47% of the total apparent OCTG consumption in 2005 compared to 40% and 35% in 2004 and 2003, respectively, are typically more accepted for these less critical shallow well applications. Rigs drilling offshore in the United States in 2005 fell to an average 93 rigs compared to 97 rigs during 2004 and 108 rigs during 2003, driven in part by a decrease in drilling following Hurricane Katrina in the Gulf Coast.

Demand for our oilfield products depends on a number of factors including the number of oil and natural gas wells being drilled, completed and re-worked and the depth and drilling conditions of these wells. The level of these activities depends primarily on expectations as to future prices for natural gas and oil. Natural gas and oil prices are subject to significant fluctuations in response to even relatively minor changes in supply, market uncertainty, and a variety of additional factors that are beyond Lone Star’s control. Therefore, no assurance can be given regarding the extent of future demand for Lone Star’s oilfield products. Baker Hughes reported the average domestic rig count increased in 2005 by 16% compared to the previous year’s average. While significant domestic drilling continues in shallower developmental gas fields, there has been a sustained increase in the number of rigs drilling deeper than 15,000 feet, where the need for high quality alloy-grade products increases. According to Smith International, rigs drilling deeper than 15,000 feet have increased from an average of approximately 205 during the second half of 2004, to a level near 220 rigs during the first half of 2005 to approximately 230 rigs during the second half of 2005. Rigs drilling at 8,000 feet and deeper, which is the general depth where wells begin to require alloy grade OCTG, were approximately 77% of the total active rigs at the end of 2005 compared to 79% at the end of 2004. We believe this trend will continue to positively impact demand for our higher margin alloy-grade products as deeper well activity progresses.

Demand for our specialty tubing products decreased during 2005 in part due to our allocation of tubular production capacity to higher margin oilfield products. Total shipment volumes for the segment declined in 2005 by approximately 16% over the prior year. Revenues of specialty tubing products increased nearly 4% in 2005 compared to 2004 on higher average price per ton partially offset by lower shipment volumes. Shipments of flat rolled steel were down by about 6% in 2005 compared to 2004 as an increased domestic supply of flat-rolled steel decreased demand for our flat-rolled products. Revenues of flat-rolled products were down about 3% due to the 6% decline in shipment volumes partially offset by 4% higher average prices.

Approximately 82% of our inventory on-hand at both December 31, 2005 and 2004, is accounted for under the Last-In, First-Out (“LIFO”) method. The LIFO inventory reserve is determined at year-end when inventory levels and pricing are finalized. Cost of goods sold includes a LIFO provision impact of $24.1 million and $63.4 million for the years ended December 31, 2005 and 2004, respectively. Steel costs represented over 60% of our total cost of goods sold in 2005 and 2004.

Our future operating results may fluctuate significantly depending upon a number of factors, including industry conditions, the level of oil and gas drilling activity, competition from domestic and foreign manufacturers, and costs of our raw materials. Sales of our finned tubular products are affected by the level of domestic and foreign demand for power generation, the relative state of the general industrial economy, and domestic and foreign competition.

The level of production volume through our various facilities has a significant effect on the cost of manufacturing. As shipment volumes increase, a larger amount of fixed and semi-fixed costs are absorbed over greater units of production thereby reducing the impact of these costs on cost of goods sold. Key variable costs include costs of labor and raw materials, including scrap steel, steel slabs, steel coils, electricity, and natural gas. Most of our finned tubes and other heat recovery products are manufactured to customer specifications. Accordingly, our manufacturing costs for heat recovery products are to some extent factored into product prices on an order-by-order basis.

We have entered into marketing alliances and manufacturing arrangements with several companies that we do not own. These alliances and arrangements involve the sale and marketing of their products which provide us access to additional manufacturing capacity and products we do not make. Our exclusive commercial alliances with these mills allow us to outsource production of specific types of OCTG, line pipe, and specialty tubing and enable us to concentrate our capital expenditures and manufacturing expertise on our high quality products and new technologies. We will continue to explore opportunities to expand our global alliance partnerships to enable us to offer our customers a wider variety of tubular products at competitive prices while enhancing our margins, and to focus our production on higher-margin high quality products.

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

Based on industry reports, we expect demand for our oilfield products to continue to remain strong throughout 2006 as both crude oil prices and natural gas prices are expected to sustain the number of active drilling rigs. The U.S. Energy Information Agency (“EIA”) has projected that the average West Texas Intermediate (WTI) crude oil price should increase to levels experienced at the end of 2005 to average in the low- to mid-$60’s per barrel range throughout 2006 and 2007. The EIA expects U.S. petroleum demand to grow at an approximate growth rate average of 1.7% and 1.9% in 2006 and 2007, respectively. U.S. natural gas spot prices averaged around $9 per thousand cubic feet (“mcf”) during 2005. The EIA expects natural gas spot prices to range from $7.51 - $11.25 per mcf during 2006 and 2007 due to high crude oil prices and a relatively tight natural gas supply coupled with increasing demand. We believe that these are positive indicators of increasing and sustainable demand for our oilfield products in 2006.

Specialty Tubing Products – Our specialty tubing product segment includes two principal product groups:  (1) precision mechanical tubulars and (2) finned tubular products. Our precision mechanical tubulars consist of a wide array of high-quality, custom-made steel tubular products with precise dimensional control and special metallurgical properties which are manufactured by the DOM process. This process allows us to achieve higher critical tolerances and dimensional control than other processes. These products are used for several industrial applications, including the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy-lift crane boom chords, drill rods, and liner hangers.

While the general domestic economy continued to improve throughout the year, shipment volumes for our precision mechanical tubing were down as we allocated some of our tubular manufacturing to higher margin oilfield products. The composite Purchasing Managers’ Index remains above 50 percent which generally indicates that the manufacturing economy is expanding. We believe that demand for our precision mechanical tubing products in 2006 will continue to be positively impacted by the improving general domestic economy. However, automotive related demand is expected to soften, and we will likely continue to allocate a portion of our precision mechanical tubing capacity to higher margin oilfield products.

Our finned tubular products are used in heat recovery applications such as fuel economizers, petrochemical plants, refineries, and combined-cycle electrical power generation plants. Demand for domestically produced finned tubulars and related products fell slightly in 2005 and shipment volumes decreased 13% from 2004. Since reorganizing our finned tubular business around new marketing and commercial business lines directed at more traditional heat recovery markets including fuel economizers and traditional boiler applications, we have experienced increased customer activity related to improvements in the general industrial economy. However, with few exceptions, demand for our finned products for installation in new power plant construction projects is not likely to improve until existing electrical power generation capacity is more fully utilized.

Flat Rolled Steel and Other Products – We manufacture and market flat rolled steel, which is primarily used in the manufacture of our oil country tubular products and precision mechanical tubular products. We also sell flat rolled steel to our alliance mills for the manufacture of tubular products and to fabricators of large-diameter transmission pipe, storage tanks, rail cars and a variety of other construction and industrial products. Our other products are principally used for structural and piling applications in the construction industry. We sell flat rolled steel directly to end-users and through service centers primarily in the Southwestern region of the United States.

We sell flat rolled steel in highly competitive markets, with price, quality, and availability primarily determining customer purchase decisions. Flat rolled steel processing services are also sold to steel mills where we receive processing revenues but do not take title to the steel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis, Results of Operations, and Financial Condition are based on the related consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Lone Star evaluates its estimates primarily based on historical experience and business knowledge. These estimates are evaluated by management and revised as circumstances change. A discussion of the critical accounting policies and significant estimates made by Lone Star follows:

Warranty Claims

Our products are used in applications that are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, or loss of oil and gas production. We warrant our products to meet certain specifications. Actual or claimed deficiencies in meeting these specifications may give rise to claims. We maintain a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically asserted claims. We also maintain product and excess liability insurance subject to certain deductibles that limits our exposure to these claims. We consider the extent of insurance coverage in our estimate of the reserve. Historically, this reserve has not been subject to significant fluctuations from period to period. However, the incurrence of an unusual amount of claims could require an increase to the related reserve.

Bad Debts

Our customers are concentrated in markets and industries that are subject to volatility. In addition, we sell a substantial amount of products to a few customers, none of which individually comprises more than 10% of total net revenues. We maintain a reserve for known and estimated unknown bad debts. We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and the creditworthiness of our customers. In addition, we monitor the overall status of the industries where our products and services are utilized. Historically, this reserve has not been subject to significant fluctuations from period to period. However, the incurrence of an unusual amount of bad debt could require an increase to the related reserve.

Environmental Obligations

Our business is subject to numerous environmental regulations. We are actively remediating known exposures and conducting post closure monitoring activities. Our environmental department monitors the status of our environmental exposures and compliance with regulations through various means. We maintain an environmental reserve to cover the costs of expected remediation and post closure monitoring. We estimate the future cost for the remediation and post closure based on historical experience, results of monitoring and the known extent of exposure. We evaluate the range of exposure and record the reserve. Historically, this reserve has not been subject to significant fluctuations from period to period; although given the nature of environmental exposure, significant changes in the reserve are possible.

Impairment of Goodwill and Long-Lived Assets

Long-lived assets, which include property, goodwill, intangible assets, and certain other assets, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods, and useful lives. Additionally, the carrying value of goodwill is reviewed annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying values of all other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions, and technological developments. Significant changes to these assumptions or unanticipated events could require a provision for impairment.

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

Lone Star’s net pension benefit expense, which is included in “Cost of goods sold” on our Consolidated Results of Operations, was $4.7 million for the year ended December 31, 2005.  In recording this amount, Lone Star assumed a long-term investment rate of return of 8%.   Changes to this rate of return assumption would result in a change to the pension credit and, as a result, an equal change in cost of goods sold.   Changes that are reasonably likely to occur in assumptions concerning retirement age, projected earnings and mortality would not be expected to have a material effect on Lone Star’s net pension benefit expense or net pension liability in the future.   The net pension liability is recorded at its net present value using a discount rate of 5.75% that is based on the current interest rate environment.

Lone Star’s net cost for other postretirement benefits, which is also included in cost of goods sold, was $2.1 million for the year ended December 31, 2005. In recording this expense and valuing the net liability for other postretirement benefits, which is included in “Other Benefits” as disclosed in Note J, management estimated future increases in healthcare costs.   This and other assumptions, along with the effect of a one percentage point change in them, are described in Note J.

Income Taxes

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating losses or credit carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that cannot be realized. Management considers the scheduled reversal of deferred tax items, projected future taxable income, and tax planning strategies in evaluating the realization of deferred tax assets.

Our tax filings for various periods are subject to tax examinations by the Internal Revenue Service and other tax authorities in various jurisdictions. These audits may result in assessments of additional taxes and Management regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiaries’ earnings since on a cumulative basis losses have been generated.

RESULTS OF OPERATIONS

Net Revenues

Our revenues are derived from three business segments: oilfield products, specialty tubing products, and flat rolled steel and other products. In the last three years, net revenues and shipments by segment were as follows:

	($ in millions)
	2005		2004		2003
	$	%	$	%	$	%
Oilfield products	1,009.8	79	695.4	72	364.8	68
Specialty tubing products	181.5	14	175.1	18	121.8	23
Flat rolled steel and other products	93.8	7	96.3	10	47.5	9
Total net revenues	1,285.1	100	966.8	100	534.1	100

	2005		2004		2003
	Tons	%	Tons	%	Tons	%
Oilfield products	665,100	72	592,900	67	496,200	68
Specialty tubing products	99,800	11	118,400	14	104,900	14
Flat rolled steel and other products	160,900	17	171,100	19	132,700	18
Total shipments	925,800	100	882,400	100	733,800	100

2005 Compared to 2004 – Revenues from our oilfield products increased by 45% over fiscal year 2004  to $1,009.8 million on significant increases in both shipment volume and average pricing. The table below illustrates the impact of volume changes and average price changes on net revenues from oilfield products for the year ended December 31, 2005 ($ in millions).

Oilfield
Year ended December 31, 2004	$695.4
Change due to shipment volume	109.6
Change due to price	204.8
Year ended December 31, 2005	$1,009.8

The oilfield products segment comprised 79% of total revenues for the year ended December 31, 2005 compared with 72% of total revenues for the year ended December 31, 2004. Average pricing of our oilfield products increased 29% in 2005 over the prior year. Average pricing for OCTG and line pipe increased by 33% and 17%, respectively, in 2005 compared to 2004. OCTG revenues generally account for approximately 75-85% of our total oilfield revenues. Sales of our high-strength, alloy-grade OCTG, which comprised nearly 71% of our total OCTG revenues, were up more than 73% as average prices increased 37%. Sales of carbon-grade OCTG products increased nearly 27%, on a 21% increase in average pricing. Line pipe revenues, which were 12% of our total oilfield product revenues in 2005, were up 15% over the prior year on a 17% increase in average pricing. Our increases in average oilfield product pricing are due principally to our success in implementing price increases associated with increasing demand, particularly for alloy grade OCTG. Shipment volumes of our high-strength alloy-grade OCTG and carbon-based OCTG increased 26% and 5% respectively, as high crude oil and natural gas prices stimulated the number of working drilling rigs to their highest level in 19 years by the end of 2005.

Specialty tubing product revenues increased nearly 4% in 2005 compared to 2004 as average pricing increased more than 23% and shipment volumes were down nearly 16%. The table below summarizes the impact of volume and average price changes on specialty tubing products revenues for the year ended December 31, 2005 ($ in millions).

Specialty
Tubing
Year ended December 31, 2004	$175.1
Change due to shipment volume	(33.8)
Change due to price	40.2
Year ended December 31, 2005	$181.5

We raised prices of our specialty tubing products and instituted raw material surcharges as a result of the increases in our principal raw material cost, namely steel. Average prices also increased as we allocated tubular capacity from lower priced specialty tubing products to higher margin oilfield products, thereby removing some lower priced specialty tubing products from the product mix in this business segment. Sales of our precision mechanical tubulars, which accounted for 73% of our total specialty tubing segment revenues in 2005, remained consistent with 2004 sales levels. Average pricing of our precision mechanical tubulars increased 20% and shipment volumes decreased by 16% over the prior year as some tubular capacity was allocated to oilfield products. Heat recovery tubular goods revenues increased 14% compared to the prior year as average pricing increased 31% due to an increased percentage of sales of higher priced engineered heat recovery products, and to a lesser extent product price increases related to increases in raw material costs, namely steel. Total tons shipped decreased by 13% as excess capacity in the North American electricity generating market and foreign competition continue to negatively impact sales of our heat recovery tubulars.

Sales of flat-rolled and other products decreased by nearly 3% compared to 2004 as increased supplies of domestic steel reduced demand for our flat-rolled steel. Total shipment volume in tons decreased by 6% as some capacity was shifted to oilfield products, while average pricing was up about 4%. The table below illustrates the impact of volume and average price changes on flat-rolled and other products revenues for the year ended December 31, 2005 ($ in millions).

Flat Rolled
and Other
Products
Year ended December 31, 2004	$96.3
Change due to shipment volume	(5.9)
Change due to price	3.4
Year ended December 31, 2005	$93.8

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

Average pricing of our oilfield products increased nearly 60% in 2004 over the prior year. Average pricing for OCTG and line pipe increased by 61% and 74%, respectively, in 2004 compared to 2003. OCTG revenues generally account for approximately 75% of our total oilfield revenues. Sales of our high-strength, alloy-grade OCTG, which comprised nearly 64% of our total OCTG revenues, were up more than 104% as average prices increased 53%. Sales of carbon-grade OCTG products increased nearly 91% on 70% increase in average pricing. Line pipe revenues, which were 15% of our total oilfield product revenues in 2004, were up 85% over the prior year on a 74% increase in average pricing and a 6% increase in shipment volume. Our increases in average oilfield product pricing were due principally to our success in implementing price increases along with raw material surcharges, both of which were necessary as the cost of our principal raw materials, steel slabs and coils, increased an average 82% in 2004 compared to the prior year. Demand for our oilfield products also increased in 2004. Shipment volumes of our high-strength alloy-grade OCTG and carbon-based OCTG increased 33% and 12%, respectively, as high crude oil and natural gas prices stimulated the number of working drilling rigs to their highest annual average in 15 years.

Specialty tubing product revenues increased nearly 44% in 2004 compared to 2003 as average pricing increased more than 27% and shipment volumes were up nearly 13%. The table below summarizes the impact of volume and average price changes on specialty tubing products revenues for the year ended December 31, 2004 ($ in millions).

Specialty
Tubing
Year ended December 31, 2003	$121.8
Change due to shipment volume	20.0
Change due to price	33.3
Year ended December 31, 2004	$175.1

Similar to oilfield products, we raised prices of our specialty tubing products and instituted raw material surcharges as a result of the significant increases in our principal raw material cost, namely steel, and improved demand as indicated by our increased shipment volume. Sales of our precision mechanical tubulars, which accounted for 75% of our total specialty tubing segment revenues in 2004, increased by 57% compared to 2003. Average pricing of our precision mechanical tubulars increased 30% and shipment volumes grew by 22% over the prior year as general industrial demand continued to increase throughout 2004 along with the improvement in the domestic economy. Heat recovery tubular goods revenues increased 14% compared to the prior year as average pricing increased 33% due principally to product price increases related to increases in raw material costs, namely steel. Total tons shipped decreased by 15% as excess capacity in the North American electricity generating market and foreign competition continued to negatively impact sales of our heat recovery tubulars.

Sales of flat-rolled and other products increased by nearly 103% compared to 2003 as the tight domestic steel market drove significant increases in demand for flat-rolled steel and pushed prices to new high levels. Total shipment volume in tons increased by 29% with average pricing up over 57%. The table below illustrates the impact of volume and average price changes on flat-rolled and other products revenues for the year ended December 31, 2004 ($ in millions).

Flat Rolled
and Other
Products
Year ended December 31, 2003	$47.5
Change due to shipment volume	21.6
Change due to price	27.2
Year ended December 31, 2004	$96.3

Gross Margin

At December 31, 2005 and 2004, we valued 82% of our inventories at the lower of cost or market determined on the last-in, first-out (“LIFO”) inventory valuation method compared with 90% at December 31, 2003. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the first-in, first-out (“FIFO”) method. Likewise, in periods of decreasing costs the results are generally the opposite. Steel costs increased in 2005 and 2004 which negatively impacted gross profit under the LIFO method as compared to what gross profit would have been had we used the FIFO method.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our consolidated results of operations. This table is provided solely for the purpose of providing comparisons to other companies that may use the FIFO method of inventory valuation. The supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO reserve adjustment as disclosed in the footnotes to the Consolidated Financial Statements for the years ended December 31, 2005, 2004, and 2003 ($ in millions).

	2005		2004		2003
	LIFO	FIFO	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$1,012.8	$988.7	$804.8	$741.4	$528.9	$520.6
Net income (loss)	223.6	238.5	101.0	162.3	(68.2)	(59.9)

The following table shows cost of sales (as reported using the LIFO method) and the related gross margin percentages (“GM%”) for the last three years ($ in millions):

	2005		2004		2003
	$	GM%	$	GM%	$	GM%
Cost of goods sold	1,012.8	21.2%	804.8	16.8%	528.9	1.0%

2005 Compared to 2004 – Margins improved in 2005 compared to 2004 as both increased demand and higher average product pricing more than offset increases in raw materials including steel and natural gas. Consistent with the increase in crude oil prices, natural gas prices, and active rig counts, increasing demand for our oilfield products has resulted in 12% increases in shipment volume for the year ended December 31, 2005 when compared to the same periods in the prior year. Together with 29% higher average selling prices, these factors have more than offset increases in raw materials costs including steel and natural gas, thus lowering their proportional impact on total cost of goods sold and improving gross margin percentages. We continue to closely monitor our raw material costs, including their impact on our margins, and  to examine the need to further raise product prices as raw material costs increase and as appropriate with market demand.

2004 Compared to 2003 – Margins improved substantially in 2004 compared to 2003 as both increased demand and higher average product pricing offset increases in raw materials including steel and natural gas. Beginning in the first quarter of 2004, we began instituting price increases across all product segments as well as implementing raw material surcharges in response to rapidly increasing steel costs and rising natural gas costs. During the second quarter of 2004 our surcharges and base price were merged into one price subject to possible change at the time of shipment. For 2004, the increase in shipment volumes across all three reporting segments absorbed a larger amount of fixed and semi-fixed costs over greater units of production thereby reducing the impact of fixed and semi-fixed costs on cost of goods sold.

Selling, General, and Administrative Expenses

The following table presents consolidated selling, general, and administrative (“SG&A”) expenses and the related percentage of total consolidated revenues for the last three years ($ in millions):

	2005		2004		2003
		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue
Selling, general, and administrative	50.5	3.9%	44.6	4.6%	41.8	7.8%

2005 Compared to 2004 – In 2005, SG&A costs increased approximately 13%, but fell from approximately 5% to 4% of revenues principally due to the significant increase in our revenues. The increase in SG&A costs is principally due to increases in wages, salaries, incentive compensation, and related benefits of approximately $2.9 million related to the increase in our business activities; increases in professional fees for several corporate purposes of approximately $2.2 million; and increases in other miscellaneous SG&A expenses totaling approximately $0.8 million.

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

Interest Expense

Interest expense decreased in 2005 by $0.7 million, as interest expense in 2004 included the post-judgment interest on the Cargill verdict as discussed in “Commitments and Contingencies – Note K” . Interest expense increased in 2004 compared to 2003 by $0.4 million, principally as a result of incrementally higher interest costs associated with higher steel costs as part of our product financing arrangements.

Interest Income

Interest income increased by $4.0 million and $0.4 million in 2005 and 2004, respectively, as a result of greater investments in debt securities. Investments in debt securities were $153.5 million and $59.1 million at December 31, 2005 and 2004, respectively.

Other Income, Net

The increase in other income, net, of $6.7 million in 2005 is primarily driven by the gain recognized on the early termination of an alliance agreement. During the second quarter of 2005, the Company announced that Steel and Tubos del Caribe, S.A. (“Tubocaribe”), a Columbian manufacturer of OCTG and line pipe, had terminated their strategic alliance, following a change in ownership of Tubocaribe. The agreement was due to expire in October 2006. As consideration for the early termination of the agreement, in the fourth quarter of 2005, Tubocaribe delivered, without charge to Steel, an agreed quantity of OCTG with an estimated value of $7.8 million.

Income Taxes

For the year ended December 31, 2005, Lone Star’s effective tax rate is affected by management’s belief that it is more likely than not that substantially all of the net deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax items, projected future taxable income, and tax planning strategies in making this assessment. Based on the substantial utilization of the net deferred tax asset during 2004 and 2005 and sufficient projected future taxable income, management determined that the remaining net operating losses (“NOL”) and credit carryforwards will be realized in the future. Accordingly, in 2005, NOL’s totaling $196.2 million were utilized to reduce our current federal income tax expense. State income taxes, other miscellaneous items, and the elimination of the remaining valuation allowance resulted in a net tax benefit of $3.4 million for the year ended December 31, 2005.

For the year ended December 31, 2004, Lone Star’s effective tax rate was affected by the carryforward of NOL’s recognized or not recognized in a particular year and the full valuation allowance placed against the associated net deferred tax assets. In 2004, NOL’s totaling $53.8 million were utilized to reduce our federal income tax expense. The income tax expense for the year ended December 31, 2004 consisted of state income taxes and federal alternative minimum tax (“AMT”).

LIQUIDITY AND CAPITAL RESOURCES

Overview

We have historically funded our business through our operating results. We believe these sources of funds will provide the liquidity necessary to fund our cash requirements during 2006. The following table shows our capital resources as at December 31, 2005 and 2004 ($ in millions):

	2005	2004
Cash and cash equivalents	$102.2	$30.2
Total investments in debt securities	$153.5	$59.1
Working capital	$615.6	$288.1
Unused credit facility	$124.7	$120.9

At December 31, 2005, our cash and cash equivalents and investments in debt securities totaled $255.7 million, compared to $89.3 million at December 31, 2004. Our cash and cash equivalents include commercial bank accounts and highly liquid money market instruments issued by corporations, banks and the U.S. government or its agencies with original maturities of less than three months. Our investments in debt securities consist of U.S. government and related agency debt obligations, debt securities of public companies, and municipal securities with maturities at purchase less than two years. These investments in debt securities generally earn higher yields than the yields of our cash and cash equivalents. Our total cash equivalents and investments in debt securities, the combined weighted average maturity of which is less than one year, are classified as either held-to-maturity as we have the positive intent and ability to hold them to maturity, or available-for-sale (See Investments – Note D to the Notes to Consolidated Financial Statements). The increase in working capital of $327.5 million was primarily due to the increase in inventory of $116.7 million due to an increase in inventory levels for anticipated production and shipments. Additional increases to working capital were driven by increases to accounts receivable of $18.7 million and investments in debt securities of $107.1 million, both of which are directly related to our increase in net income in 2005, and an increase in deferred tax assets of $65.3 million, offset by the increase in current liabilities of $17.4 million and the decrease in other current assets of $34.9 million related to the receipt of prepaid inventory.

Discussion of Changes in Liquidity and Capital Resources

Cash provided by (used in) operating activities was $148.2 million, $29.5 million, and $(8.4) million for 2005, 2004, and 2003, respectively. Cash provided from operations increased $118.7 million for the year ended December 31, 2005, which is primarily attributable to net income of $223.6 million further increased by non-cash income statement effects of approximately $31.3 million primarily related to depreciation and amortization and stock compensation charges. A non-cash gain on the early termination of an alliance agreement of $7.8 million was recognized in 2005, as discussed in Note L. Cash flow was used in operations in large part due to increases in inventory and accounts receivable of $116.7 million and $18.7 million, respectively. Other current assets decreased by $48.0 million in 2005, primarily driven by a decrease in inventory deposits of $25.7 million. Changes in other balance sheet accounts of $11.5 million provided the remaining cash flow from operations.

Interest paid in 2005 decreased by $0.7 million due to lower interest paid related to the litigation settlement in 2004, while interest paid in 2004 increased over 2003 by $3.1 million principally due to an interest payment related to the litigation settlement. (See Item 3. Legal Proceedings).

Cash used in investing activities was $112.9 million, $39.2 million and $80.2 million for 2005, 2004, and 2003, respectively. During 2005, cash used in investing was due to the purchase of investments in debt securities totaling $324.1 million and $21.0 million of investments in capital expenditures, offset by proceeds from the sale of property of $2.5 million and proceeds from the sale of investments of $229.7 million. During 2004, cash used in investing was due to the purchase of investments in debt securities totaling $88.6 million and $13.0 million of investments in capital expenditures, offset by proceeds from the sale of property of $0.7 million, proceeds from the sale of investments classified as available-for-sale securities totaling $29.5 million, and restricted cash of $32.2 million. The investments in capital expenditures were related primarily to the expansion of our production capabilities at our Star Energy Group facilities. Cash used in 2003 related principally to our acquisitions of DTP and DTI, restricted cash, and capital expenditures.

Cash provided by financing activities was $36.6 million, $6.4 million, and $0.5 million in 2005, 2004, and 2003, respectively. In 2005 and 2004, cash was provided from the proceeds of exercising stock options. Cash provided in 2003 from proceeds of stock option exercises totaling $1.3 million was partially offset by purchases of treasury stock of $0.8 million.

In December 2003, Lone Star amended and restated its $100 million credit facility to increase the total available borrowings to $125 million and extend the expiration date to December 2006. Borrowings under the credit facility can be used for general corporate purposes. Borrowings under the credit facility are collateralized by substantially all of Lone Star’s assets, other than real estate. At Lone Star’s option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest. Under the agreement, Lone Star can borrow an amount based on a borrowing base of 85% of our eligible accounts receivable plus the lesser of 60% of eligible inventory or $85.0 million. The credit facility remains undrawn and the total availability was $124.7 million at December 31, 2005. For 2005, we were in compliance with the facility’s covenants and we do not anticipate non-compliance in the foreseeable future.

In May 2003, we acquired substantially all of the assets of Delta Tubular Processing (“DTP”) for $14.0 million in cash plus acquisition costs. In June 2003, we acquired certain assets of Frank’s Tubular International (since renamed Delta Tubular International, or “DTI”) for $18.9 million in cash plus acquisition costs.

On October 16, 2002, Lone Star filed a universal shelf registration statement that became effective on April 18, 2003 to sell from time to time up to a total of $136.0 million of debt securities, preferred stock, common stock, depository shares and warrants. Lone Star has an aggregate of approximately $250.0 million of registered securities available, including a previously filed universal shelf registration statement. Additionally, as a “well known seasoned issuer,” Lone Star should be able under new SEC rules to access the capital markets through an automatically effective shelf registration statement.

We operate in capital intensive businesses. We have made, and we expect we will be required to make, significant capital expenditures each year for recurring maintenance necessary to keep manufacturing facilities operational, to comply with environmental and other legal requirements and to improve our information systems. Additionally, we regularly make capital expenditures for technological improvements and for research and development projects. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures. Our capital expenditures budget for 2006 is approximately $45.0 million. Depending on business conditions and operating volumes, capital expenditures may be increased or decreased from the estimate throughout the year.

Our operations are subject to environmental compliance and permitting requirements of various foreign, federal, and state governmental agencies. We believe that the cost of maintaining compliance with environmental requirements will fall within our contemplated operating and capital expenditure plans, averaging $1.0 million to $2.0 million annually in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

At December 31, 2005, we had contractual cash obligations to repay debt, to make payments under leases, purchase obligations, and commercial commitments in the form of unused lines of credit. Payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period (1)
			2007	2009
			to	to
Contractual Obligations	Total	2006	2008	2010	Thereafter
Long-term debt obligations (2)	$224.3	$13.5	$27.0	$27.0	$156.8
Operating lease obligations	10.5	3.3	5.2	2.0	—
Purchase obligations	21.3	20.4	0.9	—	—
Other long-term obligations (3)	8.4	8.4	—	—	—
Total Contractual Obligations	$264.5	$45.6	$33.1	$29.0	$156.8

(1)	The table does not include an estimate for income tax payments which we are required to make but not required to include above.
(2)	The long-term debt obligations represent our cash debt service obligations, including both interest at a fixed rate of 9.0% and principal.
(3)	Other long-term obligations represent cash contributions to our pension plan.

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
			2007	2009
			to	to
	Total	2006	2008	2010	Thereafter
Unused credit facility	$125.0	$125.0	$—	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and was required to be adopted by Lone Star on January 1, 2006. The adoption of SFAS 151 did not have a material impact on Lone Star’s consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, public companies will be required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, Lone Star must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Lone Star adopted SFAS 123R on January 1, 2006 using the modified prospective method. Under this method, Lone Star will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. We expect that the adoption of SFAS 123R will reduce our fiscal 2006 income by approximately $1.7 million.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Lone Star adopted  SFAS 153 on January 1, 2006, and the adoption did not have a material impact on its consolidated results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. If the fair value of a conditional asset retirement obligation can be reasonably estimated, FIN 47 requires that a liability be recognized. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, therefore making it applicable for the year ended December 31, 2005. The adoption of this pronouncement did not have a material impact on Lone Star’s financial position, results of operation, and cash flows as all material asset retirement obligations were already considered and recorded in its environmental reserves discussed in Commitments and Contingencies – Note K.

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006. We expect the adoption of SFAS 154 will not have a material impact on Lone Star’s results of operations or financial condition.

FORWARD-LOOKING INFORMATION

The statements included in this Annual Report regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts,” and similar expressions are also intended to identify forward-looking statements. Such statements are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain, and events and actual results could turn out to be significantly different from our expectations.

The following are some of the factors that should be considered when evaluating these forward-looking statements:

•                  fluctuations in domestic and worldwide prices and demand for natural gas and oil;

•                  fluctuations in levels of natural gas and crude oil exploration and development activities;

•                  fluctuations in the demand for our products and services;

•                  the competition for raw materials used in our business and the volatility of our raw material costs;

•                  the effect of foreign competition on our industry, particularly oilfield products, which could be increased by an easing of U.S. government import trade restrictions;

•                  fluctuations in inventory levels of oilfield products;

•                  the existence of inherent risk in oil and gas drilling and transmission activities;

•                  fluctuations in levels of manufacturing and other general economic activity, particularly in the automotive and other industries that purchase our specialty tubulars; and

•                  general economic conditions.

A sustained increase or decrease in the price of natural gas or oil, which could have a material impact on exploration and production activities, could also materially affect our financial position, results of operations and cash flows. These and other important factors could cause actual results to differ materially from the forward-looking statements described in this Annual Report. Lone Star Technologies, Inc. does not undertake any obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain risks associated with the change in foreign currency rates, interest rates and commodity prices. We seek to minimize the potential adverse impact of those market risks through the use of appropriate management techniques including the limited use of derivative financial instruments.

Our operations in Mexico are accounted for in the local currency, converted to the U.S. dollar equivalent based on published exchange rates for the period reported and are therefore subject to risk of exchange rate fluctuations. We believe that our current risk exposure to exchange rate movements is not significant.

Our investments in cash equivalents, the maturity of which are three months or less, and our investments in debt securities, the weighted average maturity of which are less than one year, are subject to interest rate risk. The value of these securities would decline in the event of increases in market interest rates. We manage this risk by investing in securities that have relatively short-term maturities and with varying maturity dates. In addition, we intend to hold some of these securities until maturity and, as a result, avoid the losses resulting from sudden changes in interest rates.

To the extent that we borrow against our credit facility, we are exposed to interest rate risk arising from the variable-rate nature of the facility. There were no borrowings on this facility at December 31, 2005. In the past, we have used interest rate swaps to effectively fix a portion of the interest rates on our variable rate credit facilities. We did not have any interest rate swaps at December 31, 2005 and 2004. Our senior subordinated notes accrue interest at a fixed rate of 9%. The fair value of the notes is sensitive to changes in interest rates. The fair value of Lone Star’s senior subordinated debt based on quoted market prices was $157.9 million and $156.8 million at December 31, 2005 and 2004, respectively.

We are subject to commodity price risk, primarily with respect to purchases of steel and natural gas. Purchased steel represents a significant portion of our cost of goods sold. As a result, fluctuations in the cost of purchased steel, which can be volatile and cyclical in nature, have a significant impact on our margins both positively and negatively. Our steel costs have risen significantly since the end of 2003. We have been successful in passing these higher steel costs on to our customers; however, there can be no assurance that we will continue to be able to do so in the future.

We purchase natural gas for our operations and therefore have a limited market risk in natural gas prices. As a result, our earnings could be affected by changes in the price of natural gas. As market conditions dictate, we may enter into contracts to acquire a significant portion of our natural gas requirements over periods ranging from six to eighteen months. Our remaining requirements are purchased on the market at the current value. Our natural gas purchase commitments at December 31, 2005 totaled $21.3 million.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Lone Star Technologies, Inc.:

The management of Lone Star Technologies, Inc. and subsidiaries (“Lone Star”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Lone Star’s management, including its principal executive officer and principal financial officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

Lone Star’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of the company’s internal control over financial reporting, which is included herein.

Lone Star Technologies, Inc.

Dallas, Texas

February 27, 2006

/s/ Rhys J. Best	/s/ Charles J. Keszler

Rhys J. Best	Charles J. Keszler
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lone Star Technologies, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Lone Star Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated results of operations, statements of shareholders’ equity and cash flows for the year ended December 31, 2005 of the Company and our report dated March 1, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Lone Star Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Lone Star Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated results of operations, statements of shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lone Star Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A, the accompanying 2004 and 2003 consolidated statements of cash flows have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 1, 2006

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED RESULTS OF OPERATIONS

($ and shares in millions, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Net revenues	$1,285.1	$966.8	$534.1
Cost of goods sold	1,012.8	804.8	528.9
Gross profit	272.3	162.0	5.2
Selling, general, and administrative expenses	50.5	44.6	41.8
Goodwill impairment charge	—	—	18.7
Operating income (loss)	221.8	117.4	(55.3)
Interest income	5.8	1.8	1.4
Interest expense	(16.1)	(16.8)	(16.4)
Other income, net	8.7	2.0	2.2
Income (loss) before income tax	220.2	104.4	(68.1)
Income tax (benefit) expense	(3.4)	3.4	0.1
Net income (loss)	$223.6	$101.0	$(68.2)

Per common share - basic:
Net income (loss) available to common shareholders	$7.44	$3.51	$(2.40)

Per common share - diluted:
Net income (loss) available to common shareholders	$7.34	$3.46	$(2.40)

Weighted average shares outstanding
Basic	30.0	28.7	28.4
Diluted	30.5	29.2	28.4

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except share data)

	December 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$102.2	$30.2
Short-term investments	153.5	46.4
Accounts receivable, less allowances of $1.4 and 1.3, respectively
	141.3	122.6
Inventories	245.0	128.3
Deferred tax asset	65.3	-
Other current assets	16.7	51.6
Total current assets	724.0	379.1

Investments	-	12.7
Property, plant, and equipment, net	197.5	205.8
Goodwill	40.9	40.9
Other noncurrent assets	16.9	8.2
Total assets	$979.3	$646.7

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$54.7	$53.9
Accrued liabilities	53.7	37.1
Total current liabilities	108.4	91.0

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	39.0	40.1
Deferred tax liability	28.5	—
Other noncurrent liabilities	13.2	11.1
Total liabilities	339.1	292.2

Commitments and Contingencies (See Note K)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)
	-	-
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 30,600,205 and 29,240,866, respectively)	30.6	29.2
Capital surplus	422.1	363.0
Accumulated other comprehensive loss	(33.3)	(32.6)
Retained earnings (accumulated deficit)	221.2	(2.4)
Treasury stock, at cost (10,862 and 195,958 shares, respectively)	(0.4)	(2.7)
Total shareholders’ equity	640.2	354.5
Total liabilities and shareholders’ equity	$979.3	$646.7

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	For the Years Ended December 31,
	2005	2004	2003
		Restated Note A	Restated Note A
Cash flows from operating activities:
Net income (loss)	$223.6	$101.0	$(68.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquired companies:
Depreciation and amortization	27.9	27.8	25.4
Non–cash charge for stock compensation	3.5	1.6	1.1
Net loss (gain) on property disposals and impairments	(0.1)	0.1	0.4
Gain on early termination of alliance agreement	(7.8)	—	—
Deferred taxes	(13.3)	—	—
Goodwill impairment	—	—	18.7
Changes in operating assets and liabilities:
Accounts receivable	(18.7)	(52.8)	(7.1)
Inventories	(116.7)	24.5	(4.0)
Other current assets	48.0	(35.8)	(2.8)
Accounts payable and accrued liabilities	17.4	1.9	27.2
Litigation reserves	(1.0)	(33.0)	2.0
Other	(14.6)	(5.8)	(1.1)
Net cash provided by (used in) operating activities	148.2	29.5	(8.4)

Cash flows from investing activities:
Capital expenditures	(21.0)	(13.0)	(14.4)
Purchase of investments	(324.1)	(88.6)	—
Restricted cash	—	32.2	(32.2)
Proceeds from sale of property, plant and equipment	2.5	0.7	0.4
Proceeds from sales of investments	229.7	29.5	—
Cash paid for acquisitions, net of cash received	—	—	(34.0)
Net cash used in investing activities	(112.9)	(39.2)	(80.2)

Cash flows from financing activities:
Proceeds from exercise of options	36.6	6.4	1.3
Purchase of treasury stock	—	—	(0.8)
Net cash provided by financing activities	36.6	6.4	0.5
Effect of foreign exchange rate changes on cash	0.1	0.2	0.9
Net change in cash and cash equivalents	72.0	(3.1)	(87.2)
Cash and cash equivalents, beginning of year	30.2	33.3	120.5
Cash and cash equivalents, end of year	$102.2	$30.2	$33.3

Supplemental cash flow disclosure:
Interest paid	$16.3	$17.0	$13.9
Income taxes paid, net	$4.9	$1.8	$—

See Notes to Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

($ in millions)

			Accumulated	Retained
			Other	Earnings
	Common	Capital	Comprehensive	(Accumulated	Treasury
	Stock	Surplus	Loss	Deficit)	Stock	Total
Balance, January 1, 2003	$28.5	$352.7	$(32.1)	$(35.2)	$(1.3)	$312.6
Net loss	—	—	—	(68.2)	—	(68.2)
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(1.0)	—	—	(1.0)
Foreign currency translation adjustment	—	—	0.9	—	—	0.9
Comprehensive loss						(68.3)
Employee benefit plan stock issuance	0.2	2.4	—	—	(0.2)	2.4
Acquisition of treasury stock	—	—	—	—	(0.8)	(0.8)

Balance, December 31, 2003	28.7	355.1	(32.2)	(103.4)	(2.3)	245.9
Net income	—	—	—	101.0	—	101.0
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(0.6)	—	—	(0.6)
Foreign currency translation adjustment	—	—	0.2	—	—	0.2
Comprehensive income	—	—	—	—	—	100.6
Employee benefit plan stock issuance	0.5	7.9	—	—	(0.4)	8.0

Balance, December 31, 2004	29.2	363.0	(32.6)	(2.4)	(2.7)	354.5
Net income	—	—	—	223.6	—	223.6
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	(0.8)	—	—	(0.8)
Foreign currency translation adjustment	—	—	0.1	—	—	0.1
Comprehensive income	—	—	—	—	—	222.9
Tax benefit from exercise of stock options	—	23.7	—	—	—	23.7
Employee benefit plan stock issuance	1.4	35.4	—	—	2.3	39.1

Balance, December 31, 2005	$30.6	$422.1	$(33.3)	$221.2	$(0.4)	$640.2

See Notes to Consolidated Financial Statements.

Lone Star Technologies, Inc.

Notes to Consolidated Financial Statements

Lone Star Technologies, Inc. (“Lone Star”, or the “Company”), a Delaware corporation, is a management and holding company with six principal operating subsidiaries, Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), Bellville Tube Company, L.P. (“Bellville”), Wheeling Machine Products, Inc. (“Wheeling”), Delta Tubular Processing, Inc. (“DTP”), acquired May 1, 2003 and, Delta Tubular International, Inc. (“DTI”), acquired June 2, 2003. Steel manufactures and globally markets oilfield tubular products to the oil and gas drilling industry, mechanical tubing products to automotive, fluid power, and other markets for various mechanical applications, and flat rolled steel and other tubular products to domestic industrial markets. Fintube manufactures specialty finned tubular products used in a variety of heat recovery applications including combined-cycle electrical power generation. Bellville manufactures oilfield tubular products. Wheeling manufactures couplings used to connect individual sections of oilfield casing and tubing. DTP and DTI provide oil country tubular processing services including threading and inspection services.

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

Investments. Lone Star accounts for its investments in debt securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost, which approximates fair market value at December 31, 2005 and 2004. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in comprehensive income.

Inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 82% of the Company’s total current inventories after LIFO reserve for the years ended December 31, 2005 and 2004. The cost of remaining inventories is determined using the average cost method. Inventories include raw materials and certain supplies.

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

Impairment of long-lived assets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Lone Star periodically evaluates the recoverability of long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. At December 31, 2005, the Company believes that its long-lived assets have not been impaired.

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

Revenue recognition. Product revenues are recognized as sales when revenue is earned and is realized or realizable. This includes satisfying the following criteria:  the arrangement with the customer is evident, usually through the receipt of a purchase order; the sales price is fixed or determinable; delivery has occurred, which may include delivery to the customer storage warehouse location at one of the Company’s subsidiaries, in which instance, the risk of loss has been passed to the customer; and collectibility is reasonably assured. Freight and shipping billed to customers is included in net sales, and the cost of freight and shipping is included in cost of sales. The Company has marketing agreements to sell steel oilfield tubular products manufactured by other companies. Revenue is recorded on a gross basis for certain transactions with alliance mills when the Company is the primary obligor and has general inventory and credit risk, and certain other transactions are recorded net.

Foreign currency translation. In accordance with SFAS No. 52, Foreign Currency Translation, one of Lone Star’s international operations uses the local currency as its functional currency while another international operation uses the U.S. Dollar as its functional currency. Revenue and expenses from the Company’s international operations are translated using the average exchange rates in effect for the period in which the items occur. The Company’s international operation that has the U.S. Dollar as its functional currency translates monetary assets and liabilities using current rates of exchange at the balance sheet date and translates non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such operations are included in other income, on a net basis and have historically not been significant. The Company’s international operation that does not have the U.S. Dollar as its functional currency translates assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation for such subsidiary are included as a component of shareholders’ equity.

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

Stock-Based Employee Compensation. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant. As permitted, the Company elected to adopt the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Refer to Note J for further information. Lone Star was required to adopt SFAS No. 123(R), Share-Based Payment, on January 1, 2006.

The weighted average fair value per option granted in 2004 and 2003 was $8.58 and $9.70, respectively. No options were granted in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004 and 2003, respectively: risk-free interest rates of 2.61% and 2.93%; volatility of 63.19% and 61.86%; expected lives of 3.5 years and 5.0 years; and, all option grants without payment of dividends. Had compensation cost for this plan been determined consistent with SFAS No. 123, net income and earnings per share would have been reduced to the following pro forma amounts:

	2005	2004	2003
Net income (loss) as reported	$223.6	$101.0	$(68.2)
Add: Stock-ased employee
compensation expense included
in reported net income (loss), net of
related tax effects	3.5	1.6	1.1
Deduct: Total stock-ased employee
compensation expense
determined under fair value based
method for all awards, net of
related tax effects	(7.3)	(7.5)	(7.7)
Pro forma net income (loss)	$219.8	$95.1	$(74.8)
Basic earnings (loss) per share
as reported	$7.44	$3.51	$(2.40)
pro forma	$7.33	$3.31	$(2.63)
Diluted earnings (loss) per share
as reported	$7.34	$3.46	$(2.40)
pro forma	$7.21	$3.26	$(2.63)

Fair Value of Financial Instruments. The carrying amount of cash and cash equivalents, trade receivables and payables approximates fair value because of the short maturity of those instruments. The estimated fair value of Lone Star’s investments in debt securities based on quoted market prices was $153.4 million and $59.1 million at December 31, 2005 and 2004, respectively. The estimated fair value of Lone Star’s senior subordinated debt based on quoted market prices was $157.9 million and $156.8 million at December 31, 2005 and 2004, respectively. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

As of December 31, 2005 and 2004, the Company had outstanding letters of credit of $0.3 million and $4.1 million, respectively, which approximates fair value.

Accumulated Other Comprehensive Loss. As of December 31, 2005 and 2004, accumulated other comprehensive loss consisted of $33.3 million and $32.5 million, respectively, related to minimum pension liability adjustments and $0.1 million related to cumulative translation adjustment in 2004.

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

Lone Star’s products are used in applications which are subject to inherent risks including but not limited to well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination or loss of oil and gas production. The Company warrants its products to meet certain specifications. Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limit the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve. The following table identifies changes in warranty reserves from January 1, 2003 to December 31, 2005:

	2005	2004	2003
Beginning balance	$2.4	$2.4	$2.1
Warranty expense accruals	8.0	3.1	2.0
Changes in estimates to pre-existing warranty accruals	(0.2)	—	0.2
Warranty settlements	(7.2)	(3.1)	(1.9)
Ending balance	$3.0	$2.4	$2.4

Lone Star is subject to numerous environmental regulations and is actively remediating known exposures and conducting post-closure monitoring activities. The Company maintains an environmental reserve to cover the costs of expected remediation and post-closure monitoring and estimates the cost for the remediation and post-closure monitoring based on historical experience, results of monitoring and the known extent of exposure. The Company evaluates the range of exposure and records the reserve at the most probable amount within that range. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, given the nature of environmental exposures, significant changes in the reserve are possible.

Statements of Cash Flows Restatement. Subsequent to the issuance of the 2004 financial statements, the Company’s management determined that it had not reflected the change in the Company’s restricted cash account as a cash flow from investing activities but had included the change as a cash flow from operating activities.  As a result, for the 2004 and 2003 periods, the change in restricted cash in the Consolidated Statements of Cash Flows has been reclassified from operating activities to investing activities. This had no impact on the Consolidated Results of Operations or Consolidated Balance Sheets.

Consolidated Statements of Cash Flows

	2004	2003
Net cash provided by (used in) operating activities, as previously reported	61.7	(40.6)
Net cash provided by (used in) operating activities, as restated	29.5	(8.4)
Net cash provided by (used in) investing activities, as previously reported	(71.4)	(48.0)
Net cash provided by (used in) investing activities, as restated	(39.2)	(80.2)

New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and was required to be adopted by Lone Star on January 1, 2006. The adoption of SFAS 151 did not have a material impact on Lone Star’s consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, public companies will be required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, Lone Star must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Lone Star adopted SFAS 123R on January 1, 2006 using the modified prospective method. Under this method, Lone Star will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. We expect that the adoption of SFAS 123R will reduce our fiscal 2006 income by approximately $1.7 million.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Lone Star adopted  SFAS 153 on January 1, 2006, and the adoption did not have a material impact on its consolidated results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. If the fair value of a conditional asset retirement obligation can be reasonably estimated, FIN 47 requires that a liability be recognized. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, therefore making it applicable for the year ended December 31, 2005. The adoption of this pronouncement did not have a material impact on Lone Star’s financial position, results of operation, and cash flows as all material asset retirement obligations were already considered and recorded in its environmental reserves discussed in Commitments and Contingencies – Note K.

In May 2005, the FASB issued SFAS No.154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or cumulative effect of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006. We expect the adoption of SFAS 154 will not have a material impact on Lone Star’s results of operations or financial condition.

BUSINESS SEGMENTS — NOTE B

Lone Star currently has six operating subsidiaries that have separate management teams and infrastructures that offer different products and services. The subsidiaries have been aggregated under three reportable segments:  oilfield, specialty tubing, and flat rolled steel and other tubular goods. Management evaluates segment performance based primarily on revenue and earnings from operations and segments are organized around the products and services provided to the customers each segment serves. No single customer comprised more than 10% of total net revenues in 2005, 2004, or 2003. Direct foreign revenues as a percent of total revenues were  3% in 2005 and 2004 and 2% in 2003. Foreign assets as a percent of total assets were less than 1% at December 31, 2005, 2004, and 2003, respectively.

The accounting policies of each segment are the same as those described in Note A of the Notes to Consolidated Financial Statements. Intersegment sales and transfers are not significant. Interest expense, interest income, other income and expense, and income taxes have not been allocated to the segments.

Oilfield. Oilfield products are comprised of casing, tubing, line pipe and couplings that are manufactured and marketed globally to the oil and gas drilling industry. The oilfield segment includes high quality alloy and carbon welded oil country tubular goods, including casing, which acts as a structural retainer wall in oil and natural gas wellbores, and production tubing, which transmits hydrocarbons to the surface. Line pipe is used to gather and transmit oil and natural gas. Couplings are used to connect individual sections of oilfield casing and tubing. The oilfield segment also includes end-finishing, heat treating, inspection, and storage services.

Specialty tubing. Lone Star’s specialty tubing business includes the manufacture, marketing and sale of a variety of custom-engineered tubular products used in exacting applications, such as the manufacture of hydraulic cylinders for construction and farm equipment; automotive applications, such as stabilizers and intrusion tubes; and other uses, including machine parts, bearing races, down-hole pump barrels, heavy lift crane boom chords, drill rods and liner hangers. Finned tubulars are used in fuel economizers, industrial processing, petrochemical plants, refineries and combined cycle electrical power generation.

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

			Flat
			Rolled
			Steel and
		Specialty	Other	Corporate
	Oilfield	Tubing	Products	/ Other	Total
2005
Revenues	$1,009.8	$181.5	$93.8	$—	$1,285.1
Segment operating income (loss)	229.5	(4.1)	3.3	(6.9)	221.8
Depreciation and amortization	18.6	8.5	0.7	0.1	27.9
Total assets	485.7	143.2	20.3	330.1	979.3
Capital expenditures	17.7	3.1	—	0.2	21.0

2004
Revenues	$695.4	$175.1	$96.3	$—	$966.8
Segment operating income (loss)	105.8	(1.5)	19.5	(6.4)	117.4
Depreciation and amortization	16.9	9.9	0.9	0.1	27.8
Total assets	359.1	164.5	25.0	98.1	646.7
Capital expenditures	11.0	1.9	—	0.1	13.0

2003
Revenues	$364.8	$121.8	$47.5	$—	$534.1
Segment operating income (loss)	(8.2)	(39.7)	(1.5)	(5.9)	(55.3)
Depreciation and amortization	15.1	9.3	0.9	0.1	25.4
Total assets	325.6	154.0	16.2	78.9	574.7
Capital expenditures	10.5	3.8	—	0.1	14.4

GOODWILL AND OTHER INTANGIBLE ASSETS – NOTE C

All acquisitions in 2003 have been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair values at the date of the acquisition. The excess purchase price over the fair value of the tangible and intangible net assets acquired has been recorded as goodwill.

The Company completes the annual goodwill impairment test during the fourth quarter of each subsequent year. The Company estimates the fair value of each reporting unit using a present value method that discounts estimated future cash flows. The cash flow estimates incorporate assumptions on future cash flow growth, terminal values, and discount rates. Lone Star’s annual goodwill impairment measurement date is December 1.

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

As of both December 31, 2005 and 2004, Lone Star’s Oilfield and Specialty Tubing segments included $14.9 million and $26.0 million of goodwill, respectively. There were no changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004.

Lone Star Technologies, Inc.

Notes to Consolidated Financial Statements

Intangible assets other than goodwill that are subject to amortization are amortized on a straight-line basis over their respective estimated useful lives. The non-compete agreements are amortized over contractual lives of four to five years. The other amortizable intangible assets are amortized over five to ten years. The components of intangible assets were as follows:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Non-compete agreements	$1.3	$(1.1)	$1.3	$(0.9)
Other	0.5	(0.4)	0.5	(0.4)
	$1.8	$(1.5)	$1.8	$(1.3)

Aggregate amortization expense related to intangible assets, other than goodwill, was $0.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The estimated future amortization expense related to purchased intangible assets at December 31, 2005 is as follows:

Fiscal Year:
2006	$0.1
2007	0.1
2008	0.1
Total	$0.3

INVESTMENTS — NOTE D

Investments in held-to-maturity and available-for-sale debt securities were as follows at December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities
(carried at amortized cost):
U.S. government and agencies	$6.0	$—	$—	$6.0
Debt securities of public companies	17.0	—	0.1	16.9
	23.0	—	0.1	22.9
Available-for-Sale Securities
(carried at fair value):
Municipal securities	33.2	—	—	33.2
Debt securities	97.3	—	—	97.3
	130.5	—	—	130.5

The amortized cost of investment in held-to-maturity and available-for-sale debt securities equaled fair value at December 31, 2004. The weighted average maturities of the Company’s held-to-maturity and available-for-sale securities were approximately 153 days and 15 days, respectively, at December 31, 2005 and 1.3 years and 38 days, respectively, at December 31, 2004. The contractual maturities of held-to-maturity and available-for-sale securities at December 31, 2005 were all due in less than one year.

Proceeds from sales of available-for-sale securities were $229.7 million and $29.5 million in fiscal 2005 and 2004, respectively. No realized gain or loss was recognized upon the sale of these securities in 2005 and 2004. The specific identification method is used to account for gains and losses on available-for-sale securities. A summary of the carrying values and balance sheet classification of all held-to-maturity and available-for-sale securities was as follows at December 31, 2005:

	2005	2004
Held-to-maturity securities	$23.0	$2.4
Available-for-sale securities	130.5	44.0
Short-term investments	153.5	46.4

Held-to-maturity securities	—	12.7
Investments, non-current	—	12.7
Total investments	$153.5	$59.1

DEBT — NOTE E

In October 2001, Lone Star entered into a three-year $100 million senior secured credit facility (the “Credit Facility”) for use by Lone Star and its domestic subsidiaries. In December 2003, the Credit Facility was amended and restated (“Amended Credit Facility”) to increase the total available borrowings to $125 million and extend the expiration date to December 2006. Borrowings under the Amended Credit Facility can be used for general corporate purposes. Under the agreement, the Company can borrow an amount based on a borrowing base of 85% of eligible accounts receivable plus the lesser of 60% of eligible inventory or $85.0 million. The availability under the Amended Credit Facility was $124.7 million at December 31, 2005. Borrowings under the Amended Credit Facility are collateralized by substantially all of the Company’s assets, other than real estate. At the Company’s option, the interest rate is the prime lending rate or the LIBOR plus the applicable additional interest. The Amended Credit Facility restricts Lone Star’s payment of dividends. At December 31, 2005 and 2004, no amount was outstanding under the Amended Credit Facility.

Steel engages in slab consignment and sales agreements with third parties. Under these agreements, Steel arranges for third parties to purchase slabs from vendors that manufacture the slabs and the third party consigns the slab inventory to Steel. Steel is then required to repurchase the slab inventory based on usage within specified time periods. These inventory financing transactions have been accounted for as product financing arrangements. Inventory financed under these arrangements is recorded as inventory by Steel. At December 31, 2004, there was $8.0 million included in accounts payable under these financing arrangements. There were no amounts recorded in accounts payable for financed inventory at December 31, 2005.

On May 29, 2001, Lone Star issued $150.0 million 9% senior subordinated notes due June 1, 2011 to qualified institutional buyers (the “Senior Notes”). Interest on the outstanding Senior Notes accrues at a rate of 9% per year, payable semi-annually in arrears on each June 1 and December 1. Commencing June 1, 2006, the Company has the option to redeem the Senior Notes at 104.5% of their principal amount (which percentage decreases to 103% on June 1, 2007, 101.5% on June 1, 2008 and 100% on June 1, 2009 and thereafter) plus, in each case, accrued and unpaid interest. The Senior Notes restricts Lone Star’s payment of dividends.

The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the “Guarantor Subsidiaries”) other than Aletas y Birlos S.A., de C.V. (see Note M) and Fintube (Thailand) Limited (the “Non-Guarantor Subsidiaries”). Each of the subsidiaries is wholly owned by the Company.

Total interest incurred including amortization of deferred financing costs was $16.1 million, $16.8 million, and $16.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. Total interest capitalized for the year ended December 31, 2003 was $0.6 million. No interest was capitalized for the years ended December 31, 2005 and 2004.

SHAREHOLDERS’ EQUITY — NOTE F

Under a previously authorized stock buy-back program, a total of 160,600 shares at a cost of $2.0 million, or a weighted average price of $12.61, were repurchased as treasury shares. The additional shares held in treasury at December 31, 2005 and December 31, 2004 result from the Company’s withholding of an equivalent number of shares for federal taxes related to the Company’s long-term incentive employee benefit plan. For the year ended December 31, 2005, 217,000 shares were utilized for the satisfaction of stock issuances under the Company’s long-term incentive plan. The 10,862 and 195,958 treasury shares held as of December 31, 2005 and December 31, 2004, respectively, are reported at their acquired cost.

The following table (in whole shares) identifies changes in common stock issued and treasury stock from January 1, 2003 to December 31, 2005:

	Issued	Treasury Stock	Outstanding
Balance, January 1, 2003	28,539,014	(105,844)	28,433,170
Employee benefit plans	121,889	(8,263)	113,626
Treasury stock purchase	—	(60,000)	(60,000)
Balance, December 31, 2003	28,660,903	(174,107)	28,486,796
Employee benefit plans	579,963	(21,851)	558,112
Treasury stock purchase	—	—	—
Balance, December 31, 2004	29,240,866	(195,958)	29,044,908
Employee benefit plans	1,359,339	185,096	1,544,435
Treasury stock purchase	—	—	—
Balance, December 31, 2005	30,600,205	(10,862)	30,589,343

EARNINGS PER SHARE — NOTE G

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and other dilutive securities.

	2005	2004	2003
Numerator:
Net income (loss)	$223.6	$101.0	$(68.2)

Denominator:
Weighted-average shares used to compute basic EPS	30.0	28.7	28.4
Effect of dilutive securities:
Stock options and restricted stock	0.5	0.5	—
Weighted-average shares used to compute diluted EPS	30.5	29.2	28.4

As a result of the losses incurred in 2003, 2.3 million options were excluded in computing diluted EPS as such options would be anti-dilutive. In 2004, options to purchase 1.1 million shares of Lone Star stock were excluded from the calculation of diluted earnings per share as inclusion of such options would have been anti-dilutive.

ADDITIONAL BALANCE SHEET INFORMATION — NOTE H

	At December 31,
	2005	2004
Inventories
Finished goods	$115.1	$47.4
Work in process	122.1	100.0
Raw materials	120.4	67.6
Materials, supplies, and other	24.7	22.8
Total inventories at FIFO	382.3	237.8
Reserve to reduce inventories to LIFO value	(131.6)	(107.5)
Total inventories	250.7	130.3
Amount included in other noncurrent assets	(5.7)	(2.0)
Inventories, current	$245.0	$128.3

Other current assets
Insurance and other deposits	$3.6	$9.2
Inventory deposit	3.0	28.7
Deferred compensation	3.3	2.5
Other	6.8	11.2
Total other current assets	$16.7	$51.6

Property, plant, and equipment
Land and land improvements	$18.0	$18.2
Buildings, structures, and improvements	33.0	34.4
Machinery and equipment	447.5	431.6
Construction in progress	9.3	5.5
Total property, plant, and equipment	507.8	489.7
Less accumulated depreciation and amortization	(310.3)	(283.9)
Property, plant, and equipment, net	$197.5	$205.8

Other noncurrent assets
Inventory (supplies and spare parts)	$5.7	$2.0
Insurance and other deposits	4.3	—
Deferred financing costs	3.0	3.8
Other	3.9	2.4
Total other noncurrent assets	$16.9	$8.2

Accrued liabilities
Accrued compensation	$20.0	$14.4
Warranty reserves	3.0	2.4
Environmental reserves	1.3	1.8
Pension obligations	4.1	3.7
Taxes payable	7.8	—
Other	17.5	14.8
Total accrued liabilities	$53.7	$37.1

Other noncurrent liabilities
Environmental reserves	$7.9	$7.4
Other	5.3	3.7
Total other noncurrent liabilities	$13.2	$11.1

During 2004, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory layers, the effect of which increased net income by approximately $17.9 million or $0.61 per diluted share. There were no reductions of LIFO inventory layers in 2005. There was a LIFO increment of $96.8 million in 2005 and $12.1 million in 2003.

INCOME TAXES — NOTE I

Income tax benefit was $3.4 million in 2005 and income tax expense was $3.4 million and $0.1 million in 2004 and 2003, respectively; including federal alternative minimum tax (“AMT”) and state and foreign income taxes. For 2005, 2004, and 2003 substantially all of the income from continuing operations was earned domestically.

The income tax provision from continuing operations consisted of the following (in millions):

	2005	2004	2003
Current
Federal	$2.9	$1.2	$—
State	7.0	2.2	0.1
Total Current	$9.9	$3.4	$0.1

Deferred
Federal	$(12.9)	—	—
State	(0.4)	—	—
Total Deferred	$(13.3)	$—	$—

Total income tax (benefit) expense	$(3.4)	$3.4	$0.1

A reconciliation of the U.S. federal statutory rate to actual income tax benefit (expense) is as follows:

	2005	2004	2003
Benefit (expense) at U.S. statutory rate	$77.1	$36.5	$(23.8)
State and other income taxes, net of federal benefit	4.6	3.4	0.1
Goodwill impairment charge	—	—	6.5
Change in valuation allowance	(83.2)	(36.6)	19.0
Other	(1.9)	0.1	(1.7)
Total income tax (benefit) expense	$(3.4)	$3.4	$0.1

At December 31, 2005, Lone Star had federal tax net operating loss carryforwards (“NOL’s”) of approximately $78 million available to offset future payments of federal income taxes, a portion of which may be related to American Federal Bank, a former subsidiary of Lone Star and subject to an agreement with the Federal Deposit Insurance Corporation (“FDIC”) whereby Lone Star may be required to pay the FDIC for certain tax benefits. The NOL’s are available for utilization by Lone Star and its subsidiaries. If not utilized, the NOL’s will expire in varying amounts between years 2022 and 2023, and their future availability may be limited if Lone Star or a member of the consolidated group experiences an ownership change of more than 50 percentage points, as defined by IRS regulations. Lone Star’s common stock is publicly traded, and management cannot assure that future trading will not result in an ownership change, as defined by IRS regulations, which would limit the availability of the NOL’s. The Company has an AMT credit carryforward totaling $6.8 million that may be carried forward indefinitely under U.S. law.

The following table discloses the components of the deferred tax amounts at December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
Postretirement benefit accruals	$5.5	$15.0
Environmental reserves	3.5	3.2
Other expense accruals and reserves	10.2	4.7
Inventories	11.8	18.5
Other	1.2	1.5
Pension liability	10.0	10.5
Net operating loss carryforwards	30.4	65.2
Alternative minimum tax credit carryforward	6.8	2.8
Total deferred tax assets	79.4	121.4
Deferred tax liabilities:
Property, plant and equipment	(39.8)	(35.4)

Net deferred tax assets	39.6	86.0
Less valuation allowance	(2.8)	(86.0)
Net deferred tax amount	$36.8	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax items, projected future taxable income, and tax planning strategies in making this assessment. Based on the substantial utilization of the Company’s net deferred tax asset during 2004 and 2005, management determined that there was sufficient projected future taxable income to realize the remaining federal net operating losses (“NOL”) and credit carryforwards in the near future. As of December 31, 2005, management believes it is more likely than not that all of the net deferred tax assets will be realized with the exception of loss carryforwards in foreign and certain state jurisdictions for which a valuation allowance has been provided.

As of December 31, 2004, management believed that it was more likely than not that the net deferred tax assets would not be realized by future operating results. Because of the uncertainty regarding possible utilization of NOL’s and the sensitivity of earnings to the level of domestic drilling activity, valuation allowances were recorded to fully reserve the computed net deferred tax assets at December 31, 2004.

No provision has been made for income taxes which may become payable upon distribution of the foreign subsidiaries’ earnings since on a cumulative basis losses have been generated.

EMPLOYEE BENEFIT PLANS — NOTE J

Defined contribution plans. Defined contribution plans are available to substantially all full-time employees under which participants can make voluntary pre-tax contributions. For non-bargaining unit employees, matching contributions are provided within specified limits. Through September 2005, Steel made contributions at rates specified under collective bargaining agreements for its bargaining unit employees. Contributions totaled $3.4 million, $3.4 million, and $3.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Nonqualified deferred compensation plan. The Company has a nonqualified compensation plan for certain management personnel and highly compensated employees of Lone Star and its participating affiliates that provides eligible employees the opportunity to defer a specified percentage of their cash compensation. Participants may elect to defer up to 50% of total compensation and Lone Star will match 50% of the amount deferred by each employee with the matching not to exceed $25,000. The obligation included in other noncurrent liabilities was $3.4 million and $2.7 million at December 31, 2005 and 2004, respectively.

Employee stock purchase plan. The Company has an employee stock purchase plan for all eligible employees. Eligible employees include all regular full-time employees of Lone Star and its subsidiaries who have been employed for at least 12 months. Eligible employees may defer up to 5% of their compensation for each quarter for the purchase of Lone Star common stock. Shares are purchased at the end of each quarter at a price equal to the lower of: (a) 90% of the market price of Lone Star’s common stock on the first day of the quarter, or (b) 90% of the market price of Lone Star’s common stock on the last day of the quarter. The maximum number of Lone Star shares that may be purchased for all participants under the plan is 200,000 shares, of which 149,417 shares were available to be issued at December 31, 2005.

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

	Shares Under Option	Weighted Average Exercise Price
Outstanding, December 31, 2002	2,348,725	25.85
Granted	447,000	17.77
Exercised	(87,750)	13.65
Cancelled/forfeited	(94,750)	24.00
Outstanding, December 31, 2003	2,613,225	24.95
Granted	394,000	18.19
Exercised	(449,025)	14.35
Cancelled/forfeited	(75,150)	34.71
Outstanding, December 31, 2004	2,483,050	25.49
Granted	—	—
Exercised	(1,450,351)	25.23
Cancelled/forfeited	(35,125)	16.15
Outstanding, December 31, 2005	997,574	$26.20

At December 31, 2005, 1,588,904 shares were available for future grant. At December 31, 2005, 2004, and 2003, 647,825, 1,442,706, and 1,535,913 options, respectively, were exercisable. The following table summarizes information with respect to options outstanding and exercisable at December 31, 2005 (not in millions):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs.)	Number of Shares	Weighted Average Exercise Price

$11.06	—	$16.52	296,500	$15.84	6.7	70,875	$16.05
16.75	—	23.39	277,949	20.42	5.3	172,575	21.03
27.19	—	39.27	321,250	34.01	4.7	302,500	34.41
41.11	—	50.06	101,875	47.49	4.9	101,875	47.49
$11.06	—	$50.06	997,574	$26.20	5.5	647,825	$30.89

Lone Star also issued 152,950, 137,500, and 21,500 shares of restricted stock grants to certain employees, with a value at grant date of $7.1 million, $2.5 million, and $0.4 million during 2005, 2004, and 2003, respectively. The shares generally vest ratably over a four or five year period beginning on the second anniversary of date of grant. The fair value of restricted stock is charged to Shareholders’ Equity and amortized to expense over the requisite vesting periods. In 2005, shares were granted to certain key employees with accelerated vesting provisions based on the achievement of certain performance objectives. If the performance objectives are met, one-third of the shares become vested on the first, second, and third anniversary date of the grant. In 2004, of the 137,500 shares of restricted stock grants, 120,000 shares were granted to certain key employees with accelerated vesting provisions based on the achievement of certain performance objectives. If the performance objectives are met, one-third of the shares become vested on the first anniversary of date of grant with the remaining two-thirds becoming vested on the second anniversary of date of grant. The Company recognized compensation expense related to all awards of $3.5 million, $1.6 million, and $1.1 million in 2005, 2004, and 2003, respectively, which included recognition of expense in 2004 related to the acceleration of vesting for achievement of certain 2004 performance objectives.

Defined Benefit Pension and Postretirement Benefit Plans. Steel has three defined benefit pension plans covering substantially all of its bargaining unit employees. Retirement benefits are based on flat-rate amounts for years of service. A special initial lump-sum pension payment equal to 13 weeks of vacation pay is also paid following retirement. It is generally the Company’s policy to fund the minimum required contributions each year as required by applicable regulations.

During 1996 and 1998, the three pension plans were amended so that new employees hired after the dates of such amendments did not participate in the defined benefit plans. However, existing employees continued to accrue pension benefits under the plans. New employees were only eligible to participate in one of the defined contribution retirement plans. In September 2005, two of the three largest pension plans were again amended so that substantially all of such employees were eligible to begin accruing defined pension benefits under the plans. Concurrent with the implementation of the defined benefit plan amendments, the Company discontinued making employer contributions to the defined contribution retirement plans for these employees.

Steel also sponsors an unfunded defined benefit postretirement health care plan for eligible bargaining unit employees and a limited number of other retirees eligible under special early retirement programs. These health care plan benefits are limited to eligible retirees until age 65, at which time coverage terminates. The employee spouses’ coverage benefit term is limited to the earlier of five years from the date of employee retirement or the spouse attaining age 65. The Company also provides a postretirement benefit for life insurance to its bargaining unit employees. The anticipated costs of these postretirement benefits are accrued over the employees’ years of service.

The following represents the amounts recognized in the consolidated balance sheets at December 31, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Postretirement benefit obligations - current	$2.0	$1.7	$2.1	$2.0
Postretirement benefit obligations - noncurrent	24.9	27.3	14.2	12.8
Other noncurrent assets - intangible asset	(0.6)	(0.8)	(1.6)	—
Accumulated other comprehensive loss	(33.8)	(32.5)	—	—
Net amount recognized	$(7.5)	$(4.3)	$14.7	$14.8

Net periodic benefit expense for 2005, 2004, and 2003, included the following components:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$1.5	$1.0	$1.0	$0.7	$0.5	$0.6
Interest cost	5.6	5.7	5.8	1.2	0.9	1.0
Expected return on plan assets	(5.4)	(4.8)	(4.2)	—	—	—
Amortization of prior service cost	0.2	0.2	0.1	—	—	—
Expected cost of special termination benefits	0.1	—	—	—	—	—
Recognized net actuarial loss (gain)	2.7	2.7	2.7	0.2	—	—
Net periodic benefit expense	$4.7	$4.8	$5.4	$2.1	$1.4	$1.6

The following table sets forth the changes in the plans’ benefit obligations, assets, and funded status at December 31, 2005 and 2004:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$97.0	$93.5	$20.3	$14.9
Service cost	1.5	1.0	0.6	0.5
Interest cost	5.6	5.7	1.2	0.9
Plan participants’ contributions	—	—	0.1	0.1
Amendments	—	—	1.6	—
Expected cost of special termination benefits	0.1	—	—	—
Actuarial loss	4.1	3.3	3.3	6.2
Benefits paid	(6.6)	(6.5)	(2.3)	(2.3)
Projected Benefit Obligation at end of year	$101.7	$97.0	$24.8	$20.3

Change in Plan Assets
Fair value of plan assets at beginning of year	$67.7	$59.4	$—	$—
Actual return on plan assets	5.1	4.8	—	—
Employer contributions	7.9	10.0	2.2	2.2
Plan participants’ contributions	—	—	0.1	0.1
Benefits paid	(6.6)	(6.5)	(2.3)	(2.3)
Fair value of plan assets at end of year	$74.1	$67.7	$—	$—

Reconciliation of Funded Status
Unfunded status - obligation in excess of assets	$27.6	$29.3	$24.8	$20.3
Unrecognized actuarial gain (loss)	(34.5)	(32.8)	(8.6)	(5.5)
Unrecognized prior service cost	(0.6)	(0.8)	(1.5)	—
Net amount recognized	$(7.5)	$(4.3)	$14.7	$14.8

The Accumulated Benefit Obligation for all defined benefit pension plans was $101.0 million and $96.7 million at December 31, 2005 and 2004, respectively.

The following weighted average assumptions were used in determining net periodic benefit expense and benefit obligations:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Net Periodic Benefit Expense
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected long-term investment return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.00%	3.00%	4.00%	—	—	—

Benefit Obligations
Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Rate of compensation increase	3.50%	3.00%	3.00%	—	—	—

The return on plan assets reflects the weighted-average of the expected long-term rates of return for the broad categories of investments held in the plans. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan assets. The Company uses an annual measurement date of November 30th.

The Company’s pension contributions to be paid in 2006 are estimated to be $8.4 million, reflecting quarterly contributions to certain plans as required by Internal Revenue Code Section 412, and the 2006 contribution for other benefits is estimated to be $2.1 million.

The Company’s expected future benefit payments for each of the next five years and in the aggregate for the following five years thereafter are as follows:

Expected Future Benefit Payments	Pension Benefits	Other Benefits
2006	$7.0	$2.1
2007	7.0	1.9
2008	7.1	2.0
2009	7.3	2.3
2010	7.4	2.4
2011 through 2015	31.6	13.4

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The annual rate of increase in the per capita costs of covered health care benefits is assumed to decrease from 10% to an ultimate trend rate of 5% by the year 2011. Increasing the assumed medical cost trend rates by one percentage point in each year would have resulted in a $2.1 million increase in the benefit obligation as of December 31, 2005, and a $0.2 million increase in the aggregate of the service cost and interest cost components of net periodic benefit expense for 2005. A 1% decrease in the assumed trend rates would have resulted in a $1.8 million decrease in the benefit obligation and a $0.2 million decrease in expense.

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

Target investment allocations for 2005 were as follows:

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

The allocations are rebalanced as considered necessary by the Company’s pension plan committee to correspond with anticipated change in investing conditions. The following table sets forth the percentage of fair value of total assets by asset category as of the Company’s measurement date:

	Fiscal Year
Asset Category	2005	2004
Domestic equity securities	47%	37%
International equity securities	8%	16%
Fixed income securities	40%	45%
Cash investments	5%	2%
Total	100%	100%

Profit sharing plans. Certain Lone Star subsidiaries have profit sharing plans for their employees that provide for payment of a specified percentage of quarterly operating earnings. Total payments to employees were $5.9 million, $0.8 million, and $0.4 million in 2005, 2004, and 2003, respectively.

COMMITMENTS AND CONTINGENCIES — NOTE K

As of December 31, 2005, the Company has long-term purchase commitments totaling $21.3 million to acquire natural gas at specified minimum volumes and at fixed prices through January 2007.

Equipment is leased under various operating leases. Rental expense totaled $5.8 million, $4.5 million, and $4.5 million in 2005, 2004, and 2003, respectively. Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year are as follows: 2006, $3.3 million; 2007, $3.0 million; 2008, $2.2 million; 2009, $1.4million; and thereafter, $0.6 million.

Lone Star’s operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. The primary governmental oversight agencies include the Texas Commission on Environmental Quality and the Environmental Protection Agency. The Company is engaged in various ongoing environmental monitoring and compliance programs, voluntary remediation activities, and capital improvement projects. Estimated future expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities as shown in Note H and are computed on a non-discounted basis. Included in other noncurrent liabilities are environmental reserves of $7.9 million and $7.4 million at December 31, 2005 and 2004, respectively. Current reserves of $1.3 million and $1.8 million are included in accrued liabilities at December 31, 2005 and 2004, respectively. The Company believes that adequate accruals have been made related to all known environmental matters.

In 2001, Lone Star entered into an agreement to purchase the assets of North Star Steel Company’s Tubular Steel Division. Consummation of the acquisition was subject to completion of financing arrangements. Due to lack of common stock financing which, along with certain debt financing, was required by the acquisition agreement to close the acquisition, Lone Star notified Cargill, Incorporated, the parent company of North Star Steel Company, on December 14, 2001, that it was not able to complete the acquisition. Later that day, Cargill, Incorporated notified Lone Star that it was filing a lawsuit against Lone Star seeking unspecified damages and alleging that Lone Star had breached the agreement. On March 13, 2003, the jury in Minnesota returned a verdict of $32 million in damages against Lone Star. On June 1, 2004, the Minnesota Court of Appeals affirmed the judgment. The Minnesota Supreme Court decided on August 17, 2004 that it would not review the Court of Appeals’ decision. Lone Star paid Cargill $34 million in October 2004 to satisfy the judgment. After the $34 million payment, approximately $1 million of accrued interest remained in the reserve at December 31, 2004, which represented pre-judgment interest that Lone Star contested in the Minnesota courts. On June 28, 2005, Lone Star lost that appeal and paid that interest amount in the third quarter of 2005.

During the last seven years, Steel has been named as one of a number of defendants in 47 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises. The plaintiffs are seeking unspecified damages. To date several of these lawsuits have been settled for approximately $300,000 in the aggregate. Of the 47 lawsuits, 22 have been settled or are pending settlement and 15 have been dismissed or are pending dismissal. Steel did not manufacture or distribute any products containing asbestos. Some or all of these claims may not be covered by the Company’s insurance. The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed. Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”). Five of these lawsuits have been dismissed and one was settled for less than $0.1 million. Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink. It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely. Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).

In addition, Zink LLC has been named in ten lawsuits in which the plaintiffs, five of whom have mesothelioma, allege exposure to asbestos in Zink’s products (four of these have been dismissed) and three personal injury lawsuits resulting from a 2001 explosion and flash fire at a flare stack and crude unit atmospheric heater. Zink allegedly manufactured the flare and related components for the flare stack in the early 1970s. Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier. Lone Star believes that Koch’s indemnity claim with respect to the 2001 explosion and flash fire is covered by its insurance, subject to a deductible, and has notified its insurance carrier of that claim. During the second quarter of 2005, Zink LLC was dismissed from the three personal injury lawsuits when it was determined that Zink did not manufacture the flare and components involved in the fire.

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

Lone Star and its subsidiaries are parties to a number of other lawsuits and controversies in the normal course of business, which are not discussed herein. Management of Lone Star and its operating companies, based upon their analysis of known facts and circumstances and reports from legal counsel, does not believe that any such matter or matters in the aggregate will have a material adverse effect on the results of operations, financial condition or cash flows of Lone Star and its subsidiaries, taken as a whole.

EARLY TERMINATION OF ALLIANCE AGREEMENT — NOTE L

During the second quarter of 2005, the Company announced that Steel and Tubos del Caribe, S.A. (“Tubocaribe”), a Columbian manufacturer of OCTG and line pipe, had terminated their strategic alliance, following a change in ownership of Tubocaribe. The agreement was due to expire in October 2006.

As consideration for the early termination of the agreement, in the fourth quarter of 2005, Tubocaribe delivered, without charge to Steel, an agreed quantity of OCTG with an estimated value of $7.8 million. A gain was recognized in the second quarter of 2005 for the $7.8 million and is included in “Other income” in Lone Star’s consolidated results of operation for the year ended December 31, 2005.

ACQUISITIONS — NOTE M

On May 1, 2003 and June 2, 2003, respectively, Lone Star purchased certain assets of Delta Tubular Products (“DTP”) and Frank’s Tubular International (“Frank’s” or “DTI”), for a net purchase price of $14.2 million and $19.8 million, respectively.

Pro Forma Results. The operating results of the DTP and DTI acquisitions have been included in the Consolidated Statements of Income from the effective dates of acquisition. The unaudited pro forma results below assume the acquisitions occurred on January 1, 2003:

For the Year Ended 2003

Net sales	$540.2
Net loss	(69.3)

Basic loss per share	$(2.44)
Diluted loss per share	(2.44)

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

GUARANTOR SUBSIDIARIES — NOTE N

The following condensed, consolidated financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries. Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly-owned by the Company. For additional information relating to the restatement of the consolidated statements of cash flows in 2004 and 2003, see Note A.

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$101.1	$0.9	$0.2	$—	$102.2
Short-term investments	153.5	—	—	—	153.5
Accounts receivable, net	14.1	143.4	0.2	(16.4)	141.3
Inventories	—	244.1	0.9	—	245.0
Other current assets	68.0	13.5	0.5	—	82.0
Total current assets	336.7	401.9	1.8	(16.4)	724.0

Investment in subsidiaries	492.3	—	—	(492.3)	—
Property, plant, and equipment, net	0.6	195.9	1.0	—	197.5
Goodwill	3.5	37.4	—	—	40.9
Advances to parent	—	10.9	—	(10.9)	—
Other noncurrent assets	3.0	13.6	0.3	—	16.9
Total assets	$836.1	$659.7	$3.1	$(519.6)	$979.3

Liabilities & Shareholders’ Equity
Accounts payable	$0.3	$61.1	$9.7	$(16.4)	$54.7
Accrued liabilities	3.2	50.4	0.1	—	53.7
Total current liabilities	3.5	111.5	9.8	(16.4)	108.4

Senior subordinated debt	150.0	—	—	—	150.0
Advances from parent	10.9	—	—	(10.9)	—
Other noncurrent liabilities	31.5	49.2	—	—	80.7
Total liabilities	195.9	160.7	9.8	(27.3)	339.1
Total shareholders’ equity	640.2	499.0	(6.7)	(492.3)	640.2
Total liabilities & equity	$836.1	$659.7	$3.1	$(519.6)	$979.3

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Assets
Cash and cash equivalents	$30.0	$0.1	$0.1	$—	$30.2
Short-term investments	46.4	—	—	—	46.4
Accounts receivable, net	20.4	122.7	2.4	(22.9)	122.6
Inventories	—	127.5	0.8	—	128.3
Other current assets	1.4	51.9	1.3	(3.0)	51.6
Total current assets	98.2	302.2	4.6	(25.9)	379.1

Investment in subsidiaries	344.4	—	—	(344.4)	—
Investments	12.7	—	—	—	12.7
Property, plant, and equipment, net	0.3	204.3	1.2	—	205.8
Goodwill	3.5	37.4	—	—	40.9
Advances from parent	51.8	—	—	(51.8)	—
Other noncurrent assets	3.8	4.1	0.3	—	8.2
Total assets	$514.7	$548.0	$6.1	$(422.1)	$646.7

Liabilities & Shareholders’ Equity
Accounts payable	$3.3	$64.8	$11.7	$(25.9)	$53.9
Accrued liabilities	5.2	31.2	0.7	—	37.1
Total current liabilities	8.5	96.0	12.4	(25.9)	91.0

Senior subordinated debt	150.0	—	—	—	150.0
Advances from parent	—	51.8	—	(51.8)	—
Other noncurrent liabilities	1.7	49.5	—	—	51.2
Total liabilities	160.2	197.3	12.4	(77.7)	292.2
Total shareholders’ equity	354.5	350.7	(6.3)	(344.4)	354.5
Total liabilities & equity	$514.7	$548.0	$6.1	$(422.1)	$646.7

CONDENSED CONSOLIDATING RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$1,351.8	$6.2	$(72.9)	$1,285.1
Cost of goods sold	—	1,079.4	6.3	(72.9)	1,012.8
Gross profit (loss)	—	272.4	(0.1)	—	272.3
Selling, general and administrative	6.9	43.3	0.3	—	50.5
Operating income (loss)	(6.9)	229.1	(0.4)	—	221.8
Equity in subsidiaries’ income (loss)	235.5	—	—	(235.5)	—
Interest expense, net	(8.6)	(1.7)	—	—	(10.3)
Other income, net	0.2	8.5	—	—	8.7
Income (loss) before income tax	220.2	235.9	(0.4)	(235.5)	220.2
Income tax benefit	3.4	—	—	—	3.4
Net income (loss)	$223.6	$235.9	$(0.4)	$(235.5)	$223.6

CONDENSED CONSOLIDATING RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$1,008.6	$5.9	$(47.7)	$966.8
Cost of goods sold	—	846.0	6.5	(47.7)	804.8
Gross profit (loss)	—	162.6	(0.6)	—	162.0
Selling, general and administrative	6.4	37.9	0.3	—	44.6
Operating income (loss)	(6.4)	124.7	(0.9)	—	117.4
Equity in subsidiaries’ income (loss)	123.6	—	—	(123.6)	—
Interest expense, net	(13.4)	(1.6)	—	—	(15.0)
Other income, net	0.6	1.2	0.2	—	2.0
Income (loss) before income tax	104.4	124.3	(0.7)	(123.6)	104.4
Income tax expense	(3.4)	—	—	—	(3.4)
Net income (loss)	$101.0	$124.3	$(0.7)	$(123.6)	$101.0

CONDENSED CONSOLIDATING RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated

Net revenues	$—	$561.0	$5.7	$(32.6)	$534.1
Cost of goods sold	—	556.1	5.7	(32.9)	528.9
Gross profit	—	4.9	—	0.3	5.2
Selling, general, and administrative	5.8	35.1	0.9	—	41.8
Goodwill impairment charge	—	18.7	—	—	18.7
Operating income (loss)	(5.8)	(48.9)	(0.9)	0.3	(55.3)
Equity in subsidiaries’ income (loss)	(47.6)	—	—	47.6	—
Interest income (expense), net	(15.2)	0.2	—	—	(15.0)
Other income (expense), net	0.4	2.7	(0.9)	—	2.2
Income (loss) before income tax	(68.2)	(46.0)	(1.8)	47.9	(68.1)
Income tax expense	—	(0.1)	—	—	(0.1)
Net income (loss)	$(68.2)	$(46.1)	$(1.8)	$47.9	$(68.2)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in)
operating activities	$(6.4)	$154.8	$(0.2)	$—	$148.2
Cash flows from investing activities:
Capital expenditures	(0.1)	(20.9)	—	—	(21.0)
Proceeds from sale of PP&E	—	2.5	—	—	2.5
Purchase of investments	(324.1)	—	—	—	(324.1)
Proceeds from sales of investments	229.7	—	—	—	229.7
Net cash used in
investing activities	(94.5)	(18.4)	—	—	(112.9)
Cash flows from financing activities:
Advances from parent, net	62.6	(62.6)	—	—	—
Payment of preferred stock	70.0	(70.0)
Dividends to parent	2.8	(2.8)	—	—	—
Proceeds from exercise of options	36.6	—	—	—	36.6
Net cash provided by (used in)
financing activities	172.0	(135.4)	—	—	36.6
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Net change in cash	71.1	1.0	(0.1)	—	72.0
Cash beginning balance	30.0	(0.1)	0.3	—	30.2
Cash ending balance	$101.1	$0.9	$0.2	$—	$102.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2004

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash provided by (used in)
operating activities	$(47.5)	$76.9	$0.1	$—	$29.5
Cash flows from investing activities:
Capital expenditures	(0.1)	(12.9)	—	—	(13.0)
Proceeds from sale of PP&E	—	0.7	—	—	0.7
Restricted cash	32.2	—	—	—	32.2
Purchase of investments	(88.6)	—	—	—	(88.6)
Proceeds from sales of investments	29.5	—	—	—	29.5
Net cash used in
investing activities	(27.0)	(12.2)	—	—	(39.2)
Cash flows from financing activities:
Advances from parent, net	58.6	(58.6)	—	—	—
Dividends to parent	6.5	(6.5)	—	—	—
Proceeds from exercise of options	6.4	—	—	—	6.4
Net cash provided by (used in)
financing activities	71.5	(65.1)	—	—	6.4
Effect of exchange rate changes on cash	—	—	0.2	—	0.2
Net change in cash	(3.0)	(0.4)	0.3	—	(3.1)
Cash beginning balance	33.0	0.3	—	—	33.3
Cash ending balance	$30.0	$(0.1)	$0.3	$—	$30.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

FOR THE YEAR ENDED DECEMBER 31, 2003

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Net cash used in operating
activities	$(7.7)	$(0.7)	$—	$—	$(8.4)
Cash flows from investing activities:
Capital expenditures	(0.1)	(14.2)	(0.1)	—	(14.4)
Proceeds from sale of PP&E	—	0.4	—	—	0.4
Restricted cash	(32.2)	—	—	—	(32.2)
Acquisitions, net of cash received	(34.0)	—	—	—	(34.0)
Net cash used in investing activities	(66.3)	(13.8)	(0.1)	—	(80.2)
Cash flows from financing activities:
Advances from parent	82.4	(83.0)	0.6	—	—
Issuance of preferred stock	(105.0)	105.0	—	—	—
Proceeds from exercise of options	1.3	—	—	—	1.3
Dividends to parent	9.8	(9.8)	—	—	—
Purchase of treasury stock	(0.8)	—	—	—	(0.8)
Net cash (used in) provided by financing activities	(12.3)	12.2	0.6	—	0.5
Effect of exchange rate changes	—	1.6	(0.7)	—	0.9
Net change in cash	(86.3)	(0.7)	(0.2)	—	(87.2)
Cash beginning balance	119.3	1.0	0.2	—	120.5
Cash ending balance	$33.0	$0.3	$—	$—	$33.3

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)  — NOTE O

	2005 - Quarter Ended
	First	Second	Third	Fourth	Total Year
Net revenues	$297.8	$325.7	$324.1	$337.5	$1,285.1
Gross profit	55.3	70.8	69.8	76.4	272.3
Net income	38.9	63.5	50.3	70.9	223.6

Per common share - basic
Net income available to common shareholders	$1.32	$2.14	$1.66	$2.32	$7.44
Per common share - diluted
Net income available to common shareholders	$1.30	$2.09	$1.63	$2.28	$7.34

	2004 - Quarter Ended
	First	Second	Third	Fourth	Total Year
Net revenues	$179.8	$246.2	$272.2	$268.6	$966.8
Gross profit	23.2	47.9	41.4	49.5	162.0
Net income	8.0	32.2	26.8	34.0	101.0

Per common share - basic
Net income available to common shareholders	$0.28	$1.13	$0.93	$1.17	$3.51
Per common share - diluted
Net income available to common shareholders	$0.28	$1.11	$0.91	$1.15	$3.46

LONE STAR TECHNOLOGIES, INC.

Schedule II - Valuation and Qualifying Accounts

December 31, 2003, 2004, and 2005

($ in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2003
Allowance for doubtful accounts	1.6	0.5	—	(0.4)	1.7
Valuation allowance on net deferred tax assets	93.1	—	19.0	—	112.1

Year ended December 31, 2004
Allowance for doubtful accounts	1.7	0.1	—	(0.5)	1.3
Valuation allowance on net deferred tax assets	112.1	—	—	(26.1)	86.0

Year ended December 31, 2005
Allowance for doubtful accounts	1.3	0.2	—	(0.1)	1.4
Valuation allowance on net deferred tax assets	86.0	—	—	(83.2)	2.8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure control and procedures.

Under supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”); and whether any change has occurred in the Company’s internal control over financial reporting pursuant to Exchange Act Rules 13a-15(d) and 15d-15(d). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective.

(b)         Management’s report on internal control over financial reporting.

Management’s report on internal control over financial reporting, which appears on page 38 of this Annual Report, is incorporated herein by reference.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears on page 39 of this Annual Report, which is incorporated herein by reference.

(c)          Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred in the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item is contained in Lone Star’s proxy statement for the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in Lone Star’s proxy statement for the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference. Lone Star’s voluntary disclosure “Supplemental Information Regarding Executive Compensation” is not incorporated herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required under this item with respect to beneficial owners of more than 5% of outstanding common stock, directors and executive officers and securities authorized for issuance under equity compensation plans is contained in Lone Star’s proxy statement for the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference. Lone Star’s voluntary disclosure “Supplemental Information Regarding Executive Compensation” is not incorporated herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item with respect to directors and executive officers is contained in Lone Star’s proxy statement for the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to fees and services related to the Company’s independent auditors, Deloitte & Touche LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in Lone Star’s proxy statement for the 2006 Annual Meeting of Shareholders, and are incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.               Financial Statements - the following Consolidated Financial Statements are filed as part of this report:

•                  Reports of Independent Registered Public Accounting Firm

•                  Management’s Report on Internal Control over Financial Reporting

•                  Consolidated Results of Operations - for the years ended December 31, 2005, 2004, and 2003

•                  Consolidated Balance Sheets - at December 31, 2005 and 2004

•                  Consolidated Statements of Cash Flows - for the years ended December 31, 2005, 2004, and 2003

•                  Consolidated Statements of Shareholders’ Equity - at December 31, 2005, 2004, and 2003

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

2.3

Asset Purchase Agreement dated as of March 7, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star as filed on April 17, 2000).

2.4

First Amendment to Asset Purchase Agreement dated as of March 31, 2000 by and among Lone Star, Bellville Acquisition, Inc. and Bellville Tube Corporation (incorporated by reference to Exhibit 2.2 to Form 8-K of Lone Star as filed on April 17, 2000).

2.5

Purchase and Sale Agreement among North Star Steel Company, Universal Tubular Services, Inc., Cargill, Incorporated, Lone Star Technologies, Inc., and Star Seamless, Inc., dated as of August 16, 2001 (incorporated by reference to Exhibit 2.1 to Form 8-K/A of Lone Star as filed on August 17, 2001).

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

4.3

Indenture dated as of May 29, 2001 among Lone Star, Environmental Holdings, Inc., Zinklahoma, Inc., Lone Star Steel Company, Lone Star Logistics, Inc., Lone Star Steel International, Inc., Lone Star Steel Sales Company, Rotac, Inc., T&N Lone Star Warehouse Co., Texas & Northern Railway Company, Lone Star ST Holdings, Inc., Fintube Technologies, Inc., Fintube Canada, Inc., Bellville Tube Corporation, and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.4 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).

4.4

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
10.2

Employment Retention Policy adopted May 8, 1997, letter agreements dated May 22, 1997 between Lone Star, Charles J. Keszler and Robert F. Spears and between Steel and W. Byron Dunn and letter agreement dated September 25, 1997 between Lone Star and Rhys J. Best (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1997).*

10.3

Contract for Electric Service dated September 30, 1996 between Southwestern Electric Power Company and Steel (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1996).

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
10.10

Purchase Agreement dated May 23, 2001 among Lone Star, Goldman, Sachs & Co., Salomon Smith Barney Inc., Banc of America Securities LLC, RBC Dominion Securities Corporation, and The Robinson-Humphrey Company, LLC (incorporated by reference to Exhibit 10.20 to Form S-4 Registration Statement of Lone Star as filed on June 27, 2001, File No. 333-63944).

10.11	Employment Agreement dated January 1, 2000 between Fintube Technologies, Inc. and Larry Sims (incorporated by reference to Exhibit 10.43 to Form 10-Q for the quarter ended March 31, 2001).*
10.12

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

10.13

First Amendment, dated as of December 31, 2001, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.31 to Form 10-Q for the quarter ended March 31, 2002).

10.14

Second Amendment, dated March 13, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended March 31, 2002).

10.15

Third Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2002).

10.16

Fourth Amendment, dated as of September 30, 2002, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2002).

10.17

Fifth Amendment, dated as of May 5, 2003, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2003).

10.18

Sixth Amendment, dated as of August 29, 2003, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.33 to Form 10-K for year ended December 31, 2003).

10.19

Seventh Amendment, dated as of December 16, 2003, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.34 to Form 10-K for year ended December 31, 2003).

10.20

Eighth Amendment, dated as of September 21, 2004, to Amended and Restated Financing Agreement dated October 8, 2001 (incorporated by reference to Exhibit 10.35 to Form 10-Q for quarter ended September 30, 2004).

10.21	Ninth Amendment, dated as of December 31, 2005, to Amended and Restated Financing Agreement dated October 8, 2001 (filed herewith).
10.22	Form of Director and Officer Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K of Lone Star as filed on March 7, 2005).
10.23	First Amendment, dated December 15, 2005, to Second Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K of Lone Star as filed on December 21, 2005).
10.24

Compensation and benefits outline for Joe Alvarado dated May 7, 2004 and related letter agreement dated October 8, 2004 between Lone Star and Joe Alvarado (incorporated by reference to Exhibit 10.22 to Form 10-K of Lone Star as filed on March 2, 2005). *

10.25	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K of Lone Star as filed on September 24, 2004). *
10.26	Form of Director Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to Form 8-K of Lone Star as filed on September 24, 2004). *
10.27	Form of Employee Stock Option Agreement with One-Year Vesting (incorporated by reference to Exhibit 10.3 to Form 8-K of Lone Star as filed on September 24, 2004). *
10.28	Form of Employee Stock Option Agreement with Four-Year Vesting (incorporated by reference to Exhibit 10.4 to Form 8-K of Lone Star as filed on September 24, 2004). *
10.29	Form of Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to Form 8-K of Lone Star as filed on September 24, 2004). *
14.1	Code of Ethics for Senior Financial Officers adopted by Lone Star’s Board of Directors on March 20, 2003 (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended December 31, 2002).

21	List of Subsidiaries.
23	Consent of Deloitte & Touche LLP.
24	Powers of Attorney.
31.1	Certification of Rhys J. Best pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Charles J. Keszler pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

Date: February 28, 2006	By:	/s/ Charles J. Keszler
Charles J. Keszler
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rhys J. Best ,	Chairman, Director, Chief	February 28, 2006
(Rhys J. Best)	Executive Officer and President
(Principal Executive Officer)

/s/ Charles J. Keszler ,	Vice President and Chief	February 28, 2006
(Charles J. Keszler)	Financial Officer (Principal Financial
and Accounting Officer)

/s/ Dan O. Dinges * ,	Director	February 28, 2006
(Dan O. Dinges)

/s/ Frederick B. Hegi, Jr. * ,	Director	February 28, 2006
(Frederick B. Hegi, Jr.)

/s/ Robert L. Keiser * ,	Director	February 28, 2006
(Robert L. Keiser)

/s/ Robert Kelley * ,	Director	February 28, 2006
(Robert Kelley)

/s/ M. Joseph McHugh * ,	Director	February 28, 2006
(M. Joseph McHugh)

/s/ Alfred M. Micallef * ,	Director	February 28, 2006
(Alfred M. Micallef)

/s/ David A. Reed * ,	Director	February 28, 2006
(David A. Reed)

/s/ Jerry E. Ryan * ,	Director	February 28, 2006
(Jerry E. Ryan)

*By:	/s/ Charles J. Keszler
(Charles J. Keszler, Attorney-in-Fact)