Form 10-Q
period 2006-03-31
LONE STAR TECHNOLOGIES INC
filed 2006-04-26
CIK 791348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

COMMISSION FILE NUMBER: 1-12881

LONE STAR TECHNOLOGIES, INC.

A DELAWARE CORPORATION

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒. Accelerated filer ☐. Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

As of April 17, 2006, the number of shares of Common Stock outstanding at $1.00 par value per share was 30,778,555.

LONE STAR TECHNOLOGIES, INC.

INDEX

PART I - FINANCIAL INFORMATION

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended March 31,
	2006	2005

Net revenues	$350.9	$297.8
Cost of goods sold	270.1	242.5
Gross profit	80.8	55.3
Selling, general and administrative expenses	15.6	11.3
Operating income	65.2	44.0
Interest income	3.0	0.9
Interest expense	(3.7)	(4.1)
Other income	0.9	0.1
Other expense	(0.3)	(0.3)
Income before income tax	65.1	40.6
Income tax expense	(23.8)	(1.7)
Net income	$41.3	$38.9

Per common share - basic:
Net income available to common shareholders	$1.36	$1.32

Per common share - diluted:
Net income available to common shareholders	$1.33	$1.30

Weighted average shares outstanding:
Basic	30.4	29.4
Diluted	31.1	30.0

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; $ in millions, except share data)

	March 31, 2006	December 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$156.5	$102.2
Short-term investments	199.6	153.5
Accounts receivable, less allowances of $1.5 and $1.4, respectively	131.0	141.3
Inventories	252.3	245.0
Deferred tax asset	55.8	65.3
Other current assets	17.5	16.7
Total current assets	812.7	724.0

Property, plant, and equipment, net	197.7	197.5
Goodwill	40.9	40.9
Other noncurrent assets	16.0	16.9
Total assets	$1,067.3	$979.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$85.1	$54.7
Accrued liabilities	68.6	53.7
Total current liabilities	153.7	108.4

Senior subordinated debt	150.0	150.0
Postretirement benefit obligations	39.8	39.0
Deferred tax liability	26.3	28.5
Other noncurrent liabilities	14.1	13.2
Total liabilities	383.9	339.1

Commitments and contingencies (See Note 12)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value
(authorized: 80,000,000 shares, issued: 30,721,680 and 30,600,205, respectively)	30.8	30.6
Capital surplus	424.9	422.1
Accumulated other comprehensive loss	(33.6)	(33.3)
Retained earnings	262.5	221.2
Treasury stock, at cost (25,323 and 10,862 common shares, respectively)	(1.2)	(0.4)
Total shareholders’ equity	683.4	640.2
Total liabilities and shareholders’ equity	$1,067.3	$979.3

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; $ in millions)

	For the Quarter Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$41.3	$38.9
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	7.0	6.9
Non-cash charge for stock compensation	1.9	0.6
Net loss on property disposals and impairments	—	0.3
Deferred taxes	7.7	—
Changes in operating assets and liabilities:
Accounts receivable	10.3	6.9
Inventories	(7.3)	(90.3)
Other current assets	(0.9)	22.7
Accounts payable and accrued liabilities	43.1	34.6
Litigation reserves	—	0.1
Other	2.6	1.4
Net cash provided by operating activities	105.7	22.1

Cash flows from investing activities:
Capital expenditures	(7.3)	(2.3)
Purchase of investments	(211.4)	(49.5)
Proceeds from maturities of investments	165.3	19.2
Net cash used in investing activities	(53.4)	(32.6)

Cash flows from financing activities:
Proceeds from option exercises	2.0	14.1
Net cash provided by financing activities	2.0	14.1
Effect of foreign exchange rate changes on cash	—	—
Net increase in cash and cash equivalents	54.3	3.6
Cash and cash equivalents, beginning of period	102.2	30.2
Cash and cash equivalents, end of period	$156.5	$33.8

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2006 and the cash flows and the income statements for the three months ended March 31, 2006 and 2005. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2005. The principal operating companies of Lone Star Technologies, Inc. (“Lone Star”, or the “Company”) are Lone Star Steel Company (“Steel”), Fintube Technologies, Inc. (“Fintube”), and Star Energy Group, Inc. (“Star Energy Group”), which is comprised of Bellville Tube Company, L.P. (“Bellville”), Wheeling Machine Products, L.P. (“Wheeling”), Delta Tubular Processing, L.P. (“DTP”), and Delta Tubular International, L.P. (“DTI”). The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2005. In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

Lone Star uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change. However, actual results could differ from the estimates.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

We previously applied the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for stock-based compensation. Accordingly, the Company recognized compensation expense on our restricted stock awards, but no compensation expense was recognized for fixed option plans as all option grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted, the Company had previously elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, Lone Star is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Lone Star adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $1.9 million of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options representing a $0.5 million increase from the stock compensation that would have been recorded under APB 25. Under this method, Lone Star will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, we have not restated prior period amounts. The following table illustrates the pro forma effect on net income for periods prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such periods:

For the Quarter Ended March 31,
2005
Net income as reported	$38.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.5)
Pro forma net income	$38.0

Basic earnings per share
as reported	$1.32
pro forma	$1.29
Diluted earnings per share
as reported	$1.30
pro forma	$1.27

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 81% and 82% of the Company’s total current inventories after LIFO reserve at March 31, 2006 and December 31, 2005, respectively. The cost of remaining inventories is determined using the average cost method. Inventories include raw materials, labor, overhead and certain supplies. The components of inventory at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
Raw materials	$110.3	$105.6
Work-in-process	125.5	129.0
Finished goods	117.0	121.7
Materials, supplies and other	29.3	29.5
Total inventories at FIFO	382.0	385.8
Reserve to reduce inventories to LIFO value	(124.1)	(135.1)
Total inventories	257.9	250.7
Amount included in other noncurrent assets	(5.6)	(5.7)
Inventories	$252.3	$245.0

NOTE 4 – INVESTMENTS

Investments in held-to-maturity and available-for-sale debt securities were as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities (carried at amortized cost):
U.S. government and agencies	$6.0	$—	$6.0
Debt securities of public companies	20.0	(0.1)	19.9
	26.0	(0.1)	25.9

Available-for-Sale Securities (carried at fair value):
Municipal securities	94.1	—	94.1
Debt securities	79.5	—	79.5
	173.6	—	173.6
Total investments in debt securities	$199.6	$(0.1)	$199.5

	December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities (carried at amortized cost):
U.S. government and agencies	$6.0	$—	$6.0
Debt securities of public companies	17.0	(0.1)	16.9
	23.0	(0.1)	22.9

Available-for-Sale Securities (carried at fair value):
Municipal securities	33.2	—	33.2
Debt securities	97.3	—	97.3
	130.5	—	130.5

Total investment in debt securities	$153.5	$(0.1)	$153.4

Lone Star accounts for its investments in debt securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Under SFAS No. 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are reported at amortized cost. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in comprehensive income. Proceeds from maturities of available-for-sale securities were $165.3 million for the quarter ended March 31, 2006 with no realized gain or loss. All held-to-maturity and available-for-sale securities were classified as short-term investments at March 31, 2006 and December 31, 2005.

NOTE 5 – GOODWILL

Goodwill identified with Lone Star’s oilfield segment resulted from the acquisitions of Steel, Bellville, DTP, and DTI. Goodwill identified with Lone Star’s specialty tubing segment resulted from the acquisition of Fintube. Goodwill allocated to the oilfield and specialty tubing segments was $14.9 million and $26.0 million, respectively, at both March 31, 2006 and December 31, 2005. There were no changes in the carrying amount of goodwill during the three-month period ended March 31, 2006. Goodwill is tested for impairment annually during the fourth quarter by each reporting unit, or on an interim basis between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

NOTE 6 – PRODUCT WARRANTIES

Lone Star’s products are used in applications that are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, and/or loss of production. The Company warrants its products to meet certain specifications. Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limits the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period-to-period. However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve. The following table identifies changes in warranty reserves for the quarters ended March 31, 2006 and 2005:

	For the Quarter Ended March 31,
	2006	2005
Beginning balance	$3.0	$2.4
Warranty expense accruals	1.6	0.9
Warranty settlements	(0.3)	(1.0)
Ending balance	$4.3	$2.3

NOTE 7 – TREASURY SHARES

Treasury shares held at March 31, 2006 and December 31, 2005 resulted from shares purchased under a previous stock buy-back program combined with the Company’s withholding of an equivalent number of shares for federal taxes related to the Company’s long-term incentive employee benefit plan. During the first quarter of 2006, 1,250 treasury shares were utilized for the satisfaction of stock issuance under the Company’s long-term incentive plan. In connection with the issuance of restricted shares to employees, the Company withheld 15,711 of treasury shares related to employee payroll taxes in the first quarter of 2006. The treasury shares held as of March 31, 2006 and December 31, 2005 are reported at their acquired cost.

NOTE 8 – INCOME TAXES

Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS No. 109). In accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28) and Financial Accounting Standards Board (FASB) Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28 (FIN 18), the provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on Lone Star’s estimated tax expense for the year.

In connection with its 1988 acquisition of American Federal Bank, F.S.B. (“AFB”), the Company entered into an agreement (the “Assistance Agreement”) with the Federal Savings and Loan Insurance Corporation (“FSLIC”), which provides, in part, that the federal and state tax savings attributable to the Company’s utilization of AFB’s tax loss carryovers and certain other tax benefit items attributable to the period of the Company’s ownership of AFB are to be paid by the Company to the FSLIC. The successor in interest to the FSLIC is the FSLIC Resolution Fund (the “Resolution Fund”), which is administered by the Federal Deposit Insurance Corporation. Under the Assistance Agreement, the benefit due to the Resolution Fund is generally computed by comparing a hypothetical calculation of what the Company’s tax liability would have been without any of the AFB-related tax benefit items to its actual tax liability for a particular year. Income tax expense represents obligations that may be payable to the FDIC in lieu of payment to the IRS.

The tax expense for the period ended March 31, 2006 is $23.8 million, which represents an estimated effective tax rate of 36.6%. This compares to a tax benefit of $3.4 million for the year ended December 31, 2005, which represents an effective tax benefit rate of 1.5%. The estimated effective tax rate for the period ended March 31, 2006, reflects a provision for federal and state taxes. The 2005 effective tax rate consists of provisions for state income taxes, other miscellaneous items, and the elimination of the remaining valuation allowance.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding and other dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2006 and 2005:

	For the Quarter Ended March 31,
	2006	2005
Numerator:
Net income	$41.3	$38.9

Denominator:
Weighted average shares outstanding-basic	30.4	29.4
Effect of dilutive stock options and restricted stock	0.7	0.6
Weighted average shares - diluted	31.1	30.0
Net income per share - basic	$1.36	$1.32
Net income per share - diluted	$1.33	$1.30

NOTE 10 – BUSINESS SEGMENTS DATA

The following table presents segment information. The “Corporate/Other” column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Quarter ended March 31, 2006
Net revenues	$285.1	$43.6	$22.2	$—	$350.9
Segment operating income (loss)	67.6	0.6	(0.2)	(2.8)	65.2
Depreciation and amortization	4.9	1.9	0.1	0.1	7.0
Total assets	491.0	137.2	18.1	421.0	1,067.3
Capital expenditures	6.1	1.1	—	0.1	7.3

Quarter ended March 31, 2005
Net revenues	$221.4	$52.8	$23.6	$—	$297.8
Segment operating income (loss)	38.3	3.4	3.2	(0.9)	44.0
Depreciation and amortization	4.4	2.3	0.2	—	6.9
Total assets	417.2	169.9	16.9	131.9	735.9
Capital expenditures	1.9	0.3	—	0.1	2.3

NOTE 11 – DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit expense for the three-month periods ended March 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$0.6	$0.3	$0.2	$0.2
Interest cost	1.4	1.4	0.4	0.3
Expected return on plan assets	(1.5)	(1.3)	—	—
Amortization of prior service cost	—	—	—	—
Expected cost of termination benefits	0.1	—	—	—
Recognized net actuarial loss	0.8	0.8	0.1	—
Net periodic benefit expense	$1.4	$1.2	$0.7	$0.5

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, the Company had long-term purchase commitments totaling $21.0 million to acquire natural gas at specified minimum volumes and at fixed prices through January 2007.

Lone Star’s operations are subject to numerous environmental laws. The three major areas of regulation are air quality, water quality, and solid and hazardous waste management. The primary governmental oversight agencies include the Texas Commission on Environmental Quality and the Environmental Protection Agency. The Company is engaged in various ongoing environmental monitoring and compliance programs, voluntary remediation activities, and capital improvement projects. Estimated future expenditures for certain remediation programs are included in accrued liabilities and other noncurrent liabilities and are computed on a non-discounted basis. The Company believes that adequate accruals have been made related to all known environmental matters.

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

In addition, Zink LLC has been named in ten lawsuits in which the plaintiffs, five of whom have mesothelioma, allege exposure to asbestos in Zink’s products (four of these have been dismissed). Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits alleging exposure to asbestos. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.

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

NOTE 13 – GUARANTOR SUBSIDIARIES

In 2001, the Company issued $150.0 million 9% senior subordinated notes due June 1, 2011 (the “Senior Notes”). The Senior Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the “Guarantor Subsidiaries”) other than Aletas y Birlos, S.A. de C.V. and Fintube (Thailand) Limited (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly-owned by the Company.

The following condensed, consolidating financial statements of the Company include the accounts of the Company, the combined accounts of the Guarantor Subsidiaries and the accounts of the Non-Guarantor Subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET

AT MARCH 31, 2006

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$155.6	$0.6	$0.3	$—	$156.5
Short-term investments	199.6	—	—	—	199.6
Accounts receivable, net	3.7	133.5	0.5	(6.7)	131.0
Inventories	—	251.6	0.7	—	252.3
Other current assets	59.3	13.5	0.5	—	73.3
Total current assets	418.2	399.2	2.0	(6.7)	812.7

Investment in subsidiary	444.2	—	—	(444.2)	—
Investments	—	—	—	—	—
Property, plant and equipment, net	0.7	196.1	0.9	—	197.7
Goodwill	3.5	37.4	—	—	40.9
Advances from parent	—	6.5	—	(6.5)	—
Other noncurrent assets	2.3	13.4	0.3	—	16.0
Total assets	$868.9	$652.6	$3.2	$(457.4)	$1,067.3

Liabilities and Shareholders’ Equity
Accounts payable	$3.7	$77.9	$10.2	$(6.7)	$85.1
Accrued liabilities	(4.4)	72.9	0.1	—	68.6
Total current liabilities	(0.7)	150.8	10.3	(6.7)	153.7

Senior subordinated debt	150.0	—	—	—	150.0
Advances from parent	6.5	—	—	(6.5)	—
Other noncurrent liabilities	29.7	50.5	—	—	80.2
Total liabilities	185.5	201.3	10.3	(13.2)	383.9
Total shareholders’ equity	683.4	451.3	(7.1)	(444.2)	683.4
Total liabilities & equity	$868.9	$652.6	$3.2	$(457.4)	$1,067.3

CONDENSED CONSOLIDATING BALANCE SHEET

AT DECEMBER 31, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Cash and cash equivalents	$101.1	$0.9	$0.2	$—	$102.2
Short-term investments	153.5	—	—	—	153.5
Accounts receivable, net	14.1	143.4	0.2	(16.4)	141.3
Inventories	—	244.1	0.9	—	245.0
Other current assets	68.0	13.5	0.5	—	82.0
Total current assets	336.7	401.9	1.8	(16.4)	724.0

Investment in subsidiary	492.3	—	—	(492.3)	—
Property, plant and equipment, net	0.6	195.9	1.0	—	197.5
Goodwill	3.5	37.4	—	—	40.9
Advances to parent	—	10.9	—	(10.9)	—
Other noncurrent assets	3.0	13.6	0.3	—	16.9
Total assets	$836.1	$659.7	$3.1	$(519.6)	$979.3

Liabilities and Shareholders’ Equity
Accounts payable	$0.3	$61.1	$9.7	$(16.4)	$54.7
Accrued liabilities	3.2	50.4	0.1	—	53.7
Total current liabilities	3.5	111.5	9.8	(16.4)	108.4

Senior subordinated debt	150.0	—	—	—	150.0
Advances from parent	10.9	—	—	(10.9)	—
Other noncurrent liabilities	31.5	49.2	—	—	80.7
Total liabilities	195.9	160.7	9.8	(27.3)	339.1
Total shareholders’ equity	640.2	499.0	(6.7)	(492.3)	640.2
Total liabilities & equity	$836.1	$659.7	$3.1	$(519.6)	$979.3

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2006

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$370.60	$1.1	$(20.8)	$350.9
Cost of goods sold	—	289.6	1.3	(20.8)	270.1
Gross profit (loss)	—	81.0	(0.2)	—	80.8
Selling, general and administrative	5.6	9.9	0.1	—	15.6
Operating income (loss)	(5.6)	71.1	(0.3)	—	65.2

Equity in subsidiaries’ income (loss)	70.6	—	—	(70.6)	—
Interest income	3.0	—	—	—	3.0
Interest expense	(3.6)	(0.1)	—	—	(3.7)
Other income (expense), net	0.7	—	(0.1)	—	0.6
Income (loss) before income taxes	65.1	71.0	(0.4)	(70.6)	65.1
Income tax expense	(23.8)	—	—	—	(23.8)
Net income (loss)	$41.3	$71.0	$(0.4)	$(70.6)	$41.3

CONDENSED CONSOLIDATING INCOME STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$—	$311.7	$2.4	$(16.3)	$297.8
Cost of goods sold	—	256.8	2.0	(16.3)	242.5
Gross profit	—	54.9	0.4	—	55.3
Selling, general and administrative	0.8	10.4	0.1	—	11.3
Operating income (loss)	(0.8)	44.5	0.3	—	44.0

Equity in subsidiaries’ income (loss)	44.1	—	—	(44.1)	—
Interest income	0.9	—	—	—	0.9
Interest expense	(3.6)	(0.5)	—	—	(4.1)
Other income (expense), net	—	(0.1)	(0.1)	—	(0.2)
Income (loss) before income taxes	40.6	43.9	0.2	(44.1)	40.6
Income tax (expense) benefit	(1.7)	—	—	—	(1.7)
Net income (loss)	$38.9	$43.9	$0.2	$(44.1)	$38.9

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2006

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$12.6	$93.0	$0.1	$—	$105.7
Cash flows from investing activities:
Capital expenditures	(0.2)	(7.1)	—	—	(7.3)
Purchase of investments	(211.4)	—	—	—	(211.4)
Proceeds from sale of investments	165.3	—	—	—	165.3
Net cash used in investing activities	(46.3)	(7.1)	—	—	(53.4)
Cash flows from financing activities:
Advances from parent, net	(4.4)	4.4	—	—	—
Dividends to parent	90.6	(90.6)	—	—	—
Proceeds from exercise of options	2.0	—	—	—	2.0
Net cash provided by (used in) financing activities	88.2	(86.2)	—	—	2.0
Effect of exchange rate changes	—	—	—	—	—
Net change in cash	54.5	(0.3)	0.1	—	54.3
Cash beginning balance	101.1	0.9	0.2	—	102.2
Cash ending balance	$155.6	$0.6	$0.3	$—	$156.5

CONDENSED CONSOLIDATING CASH FLOW STATEMENT

FOR THE QUARTER ENDED MARCH 31, 2005

	Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$5.9	$15.9	$0.3	$—	$22.1
Cash flows from investing activities:
Capital expenditures	(0.1)	(2.2)	—	—	(2.3)
Purchase of investments	(49.5)	—	—	—	(49.5)
Proceeds from maturities of investments	19.2	—	—	—	19.2
Net cash provided by (used in) investing activities	(30.4)	(2.2)	—	—	(32.6)
Cash flows from financing activities:
Advances from parent	12.3	(12.3)	—	—	—
Proceeds from exercise of options	14.1	—	—	—	14.1
Issuance of preferred stock to subsidiary	0.7	(0.7)	—	—	—
Net cash provided by (used in) financing activities	27.1	(13.0)	—	—	14.1
Effect of exchange rate changes	—	—	—	—	—
Net change in cash	2.6	0.7	0.3	—	3.6
Cash beginning balance	30.0	0.1	0.1	—	30.2
Cash ending balance	$32.6	$0.8	$0.4	$—	$33.8

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

Lone Star’s operating companies include Lone Star Steel Company (“Steel”), a manufacturer of oilfield tubulars, specialty tubing products, and flat-rolled steel, and Fintube Technologies, Inc. (“Fintube”), a manufacturer of specialty tubulars used in heat recovery technology applications. In October 2003 we created a new business unit, Star Energy Group, to enhance our ability to provide OCTG customers with a full spectrum of pipe finishing, inspection, and logistics services. Star Energy Group integrated the sales and marketing functions and production assets of four companies we acquired between 2000 and 2003:

•      Wheeling Machine Products, L.P. and Wheeling Machine Products of Texas, Inc. (collectively, “Wheeling”), one of the largest domestic suppliers of couplings used to connect individual sections of oilfield casing and tubing;

•      Delta Tubular Processing, L.P. (“DTP”), a leading provider of thermal treating and end-finishing services for oilfield production tubing;

•      Frank’s Tubular International (since renamed Delta Tubular International, L.P. or “DTI”), a leading provider of high-quality threading, inspection, and storage services to the OCTG market; and

•      Bellville Tube Company, L.P. (“Bellville”), an OCTG manufacturer.

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

Expectation for continued high crude oil prices and high natural gas prices in the first quarter of 2006 led to increased drilling activity and related demand for our oilfield products and services. The spot West Texas Intermediate (WTI) price averaged near $63 per barrel in the first quarter of 2006, an increase of approximately $13 per barrel over the prior year first quarter average and a $3 increase over the fourth quarter 2005 average of approximately $60 per barrel. The U.S. Energy Information Administration (“EIA”) expects the WTI crude oil average price for 2006 and 2007 to range between $60 and $65 per barrel. Despite the decrease in the average spot price of natural gas during the first quarter of 2006, the average price remained high on a historical basis and was $7.68 per mcf. The EIA expects natural gas spot prices to average $8.11 per thousand cubic feet (“mcf”) for the remainder of 2006 and to average $8.39 per mcf in 2007.

Source:  Energy Information Agency, United States Department of Energy

According to Baker Hughes, the active rig count in the United States continued to climb in the first quarter of 2006. The number of active rigs averaged 1,517 for the first quarter of 2006 compared to an average of 1,279 rigs for the same period in 2005. The active rig count ended the first quarter of 2006 at 1,576 compared to 1,471 active rigs at December 31, 2005. We believe these factors along with the expectation of continued high crude oil and natural gas prices will continue to positively impact demand for our oilfield products and services.

The domestic economy has continued to positively impact general industrial demand for our specialty tubing products. Both revenues and shipments of specialty tubing products were lower in the first quarter of 2006 compared to the same period in 2005. Within the specialty tubing product segment, precision mechanical tubulars decreased 25% and heat recovery tubular revenues increased 8%, in the first quarter of 2006 over the first quarter of 2005. The Purchasing Manager’s Index (“PMI”) remained above 50 percent during the first quarter of 2006. A PMI index above 50 percent generally indicates that the manufacturing economy is expanding. We believe that near-term demand for our specialty tubing products will continue to benefit from the improving general domestic economy.

Source:  Baker-Hughes, Inc.

RESULTS OF OPERATIONS

Consolidated revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended March 31,
	2006		2005
	$	%	$	%
Oilfield	285.1	81	221.4	74
Specialty tubing	43.6	13	52.8	18
Flat rolled steel and other	22.2	6	23.6	8
Consolidated net revenues	350.9	100	297.8	100

Shipments of products are as follows:

	For the Quarter Ended March 31,
	2006		2005
	Tons	%	Tons	%
Oilfield	187,000	74	157,800	71
Specialty tubing	24,000	10	29,200	13
Flat rolled steel and other	40,200	16	35,300	16

Total shipments	251,200	100	222,300	100

At March 31, 2006, we valued approximately 81% of our inventories at the lower of cost or market determined on the last-in, first-out (“LIFO”) inventory valuation method. In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the first-in, first-out (“FIFO”) method. In periods of decreasing costs, the results are generally the opposite. Our steel costs decreased approximately 18% in the first quarter of 2006 over the 2005 average, which positively impacted gross profit under the LIFO method as compared to what gross profit would have been had we used the FIFO method.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our consolidated results of operations. This table is provided solely for the purpose of providing comparisons to other companies that may use the FIFO method of inventory valuation. These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO reserve adjustment as disclosed in the footnotes to the Condensed Consolidated Financial Statements for the periods ended March 31, 2006 and 2005 for each period presented below ($ in millions).

	For the Quarter ended March 31,
	2006		2005
	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$270.1	$281.1	$242.5	$214.4
Net income	41.3	34.3	38.9	65.8
Diluted earnings per share	$1.33	$1.10	$1.30	$2.19

Oilfield Products

Our oilfield products consist of OCTG, line pipe, couplings, and OCTG finishing, inspection, and logistics services. Oilfield revenues for the three months ended March 31, 2006 increased 29% to $285.1 million compared to the same period in 2005. This increase in oilfield product revenues is due primarily to increased shipment volumes of all oilfield product lines combined with a 9% increase in average oilfield product pricing.

Shipments of OCTG were up 14% from the first quarter of the prior year due principally to improved demand for casing and tubing associated with increased drilling activity. The average price of OCTG increased 10% during the first quarter of 2006 compared to the prior year’s first quarter related to increased demand as the average active rig count increased 19% from the same prior year period. Within OCTG, pricing for alloy-grade OCTG rose 24%, partially offset by a 10% average price decrease in carbon-grade OCTG.

Shipment volumes of line pipe increased by 44% in the first quarter of 2006 compared to the first quarter of 2005  while average pricing was 2% lower.

The table below illustrates the impact of volume changes and average price changes on oilfield product revenues for the quarter ended March 31, 2006 ($ in millions).

Oilfield
Quarter ended March 31, 2005	$221.4
Change due to shipment volume	44.5
Change due to price	19.2
Quarter ended March 31, 2006	$285.1

Specialty Tubing Products

Specialty tubing product revenues decreased 17% in the first quarter of 2006 from the same period in 2005 primarily due to a decline in shipment volumes of 18%. Revenues from precision mechanical tubulars, which were 70% of total specialty tubing revenues, decreased during the first three months of 2006 compared to the same period in the prior year on 18% lower shipment volumes and a decrease of 9% in average pricing. Revenues from heat recovery tubulars, which were 30% of total specialty tubing revenues, increased 8% in the first quarter of 2006 compared to the same prior year quarter driven by a 33% increase in average prices partially offset by a 19% decrease in shipment volumes.

The table below illustrates the impact of volume changes and average price changes on specialty tubing product revenues for the quarter ended March 31, 2006 ($ in millions).

Specialty Tubing
Quarter ended March 31, 2005	$52.8
Change due to shipment volume	(9.4)
Change due to price	0.2
Quarter ended March 31, 2006	$43.6

Flat Rolled Steel and Other

Flat rolled steel and other revenues were down 6% in the first quarter of 2006 compared to the same period in 2005 on 17% lower average pricing due to increased available domestic steel supplies. This decline in pricing was partially offset by increased shipment volumes of 14%.

The table below illustrates the impact of volume changes and average price changes on flat rolled steel and other revenues for the quarter ended March 31, 2006 ($ in millions).

Flat Rolled Steel and Other

Quarter ended March 31, 2005	$23.6
Change due to shipment volume	2.7
Change due to price	(4.1)
Quarter ended March 31, 2006	$22.2

Other Operating Analysis

The gross profit for the three months ended March 31, 2006 was $80.8 million compared to $55.3 million for the same 2005 period. The gross margin percentage increased from 18.6% for the first quarter of 2005 to 23.0% for the current year first quarter. The increased gross profit was due to higher revenues resulting from higher average selling prices combined with increased volumes which absorbed a greater portion of fixed and semi-fixed costs. In addition, average steel costs, the largest component of cost of goods sold, were down compared to the same quarter in 2005. We continue to closely monitor our raw material costs including their impact on our margins.

The increase in gross profits directly impacted operating results for the first quarter of 2006, which resulted in operating income of $65.2 million compared to operating income of $44.0 million in the first quarter of 2005.

In the first quarter of 2006, SG&A costs increased approximately 38% compared to the first quarter of 2005, but remained consistent as a percentage of revenues principally due to the significant increase in our revenues. The increase in SG&A costs is principally due to increases in wages, salaries, incentive compensation, and related benefits related to the increase in our business activities; increases in professional fees for several corporate purposes and increases in other miscellaneous SG&A expenses.

In March 2005, we were notified by one of our strategic oilfield product alliance partners that they would not be able to fulfill our outstanding purchase orders for which we had advanced the alliance partner approximately $4.0 million. We recognized a $4.0 million charge to cost of goods sold for the first quarter of 2005, and we continued efforts to favorably resolve this matter including the delivery of oilfield tubulars to us or the return of our prepayments throughout 2005 and the first quarter of 2006. On April 7, 2006, we filed a demand for arbitration.

Interest income increased $2.1 million in the first quarter of 2006 from $0.9 million in the first quarter of 2005. The increase in interest income was due to a $110.2 million increase in investments in debt securities from $89.4 million at March 31, 2005.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur. This estimate is re-evaluated each quarter based on Lone Star’s estimated tax expense for the year. The tax expense for the period ended March 31, 2006 is $23.8 million. The Company’s estimated effective tax rate for the first quarter of 2006 was 36.6% because it recognized substantially all of its deferred tax assets related to remaining tax net operating losses in 2005. This compares to a tax benefit of $3.4 million for the year ended December 31, 2005, which represents an effective tax benefit rate of 1.5%. The estimated effective tax rate for the period ended March 31, 2006, reflects a provision for federal and state taxes. The 2005 effective tax rate consists of provisions for state income taxes, other miscellaneous items, and the elimination of the remaining valuation allowance.

FINANCIAL CONDITION AND LIQUIDITY

We have historically funded our business from our operating activities. We believe that this along with our cash balances, investments in debt securities, and our unused credit facility will provide the liquidity necessary to fund our operational cash requirements for the remainder of 2006.

Subsequent to March 31, 2006, Lone Star announced that in early June 2006, it will redeem its $150.0 million of outstanding 9.00% senior subordinated notes.  The notes, which mature in 2011, first become fully redeemable on June 1, 2006 at a redemption price of 104.5% of principal (totaling $156.8 million) plus accrued and unpaid interest.

The following table summarizes our capital resources ($ in millions):

	At March 31,
	2006	2005
Cash and cash equivalents	$156.5	$33.8
Investments in debt securities	$199.6	$89.4

Working capital	$659.0	$351.2
Unused credit facility	$114.7	$120.9

As of March 31, 2006, our cash and cash equivalents plus investments in debt securities totaled $356.1 million, compared to cash and cash equivalents plus investments in debt securities of $123.2 million at March 31, 2005. The increase in our cash and cash equivalents and our investments in debt securities are directly related to our increase in net revenues and results from operations for the past twelve months.

Inventories increased from December 31, 2005 by $7.3 million to $252.3 million at March 31, 2006, primarily consisting of a decrease in the LIFO inventory reserve and an increase in materials, supplies and other inventory.

Cash provided by operating activities was $105.7 million for the three months ended March 31, 2006, compared to $22.1 million in the same prior year period and increased during the quarter attributable to net income of $41.3 million, increased accounts payable and accrued liabilities of $43.1 million and decreased accounts receivable of $10.3 million.

Cash used in investing activities during the three months ended March 31, 2006, totaled $53.4 million compared to $32.6 million in the same prior year period and was due to the purchase of investments in debt securities totaling $211.4 million, offset by proceeds and maturities of available-for-sale investments totaling $165.3 million.

Cash provided by financing activities for the quarters ended March 31, 2006 and 2005 totaled $2.0 million and $14.1 million and is due to proceeds received from the exercise of stock options.

In December 2003, Lone Star amended and restated its $100.0 million credit facility to increase the total available borrowings to $125.0 million. Borrowings under this facility can be used for general corporate purposes. Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $10.3 million at March 31, 2006. Total availability under the credit facility was $ 114.7 million at March 31, 2006. The credit facility expires on December 16, 2006, but management expects that the lenders will extend it on generally comparable terms.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

At March 31, 2006, we had contractual cash obligations to repay debt and interest, to make payments under leases, purchase obligations, obligations to fund pension obligations, and commercial commitments in the form of unused lines of credit. Cash payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period (1)
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Long term debt obligations (2)	$220.9	$13.5	$27.0	$27.0	$153.4
Capital (finance) lease obligations	—	—	—	—	—
Operating lease obligations	9.7	3.2	4.9	1.6	—
Purchase obligations	21.0	21.0	—	—	—
Other long-term obligations (3)	9.7	9.7	—	—	—
Total Contractual Obligations	$261.3	$47.4	$31.9	$28.6	$153.4

(1)   The table does not include an estimate for income tax payments which we are required to make but not required to include above.

(2)   The long-term debt obligations represent our cash debt service obligations, including both interest at a fixed rate of 9.0% and principal.

(3)   Other long-term obligations represent cash contributions to our pension plan.

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Unused credit facility	$125.0	$125.0	$—	$—	$—

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

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk. There were no borrowings outstanding at March 31, 2006.

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

In addition, Zink LLC has been named in ten lawsuits in which the plaintiffs, five of whom have mesothelioma, allege exposure to asbestos in Zink’s products (four of these have been dismissed). Koch is seeking indemnification from Lone Star with respect to these six pending lawsuits alleging exposure to asbestos. The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier

ITEM 6.                  EXHIBITS

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

32            Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated: April 26, 2006		Vice President and Chief Financial Officer