Form 10-Q
period 2006-06-30
LONE STAR TECHNOLOGIES INC
filed 2006-07-26
CIK 791348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)

Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2006

COMMISSION FILE NUMBER: 1-12881

Lone Star Technologies, Inc.

A DELAWARE CORPORATION

I.R.S. EMPLOYER IDENTIFICATION NUMBER:  75-2085454

15660 N. DALLAS PARKWAY, SUITE 500

DALLAS, TEXAS 75248

(972) 770-6401

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑.  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑.	Accelerated filer ☐.	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐. No ☑.

As of July 17, 2006, the number of shares of Common Stock outstanding at $1.00 par value per share was 30,915,182.

LONE STAR TECHNOLOGIES, INC.

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Net revenues	$355.8	$325.7	$706.7	$623.5
Cost of goods sold	284.0	254.9	554.1	497.4
Gross profit	71.8	70.8	152.6	126.1
Selling, general and administrative expenses	15.4	11.6	31.0	22.9
Operating income	56.4	59.2	121.6	103.2
Interest income	3.4	0.9	6.4	1.8
Interest expense	(2.7)	(3.9)	(6.4)	(8.0)
Loss on early extinguishment of debt	(9.3)	—	(9.3)	—
Other income	0.1	8.5	1.0	8.6
Other expense	(0.2)	(0.1)	(0.5)	(0.4)
Income before income tax	47.7	64.6	112.8	105.2
Income tax expense	(15.5)	(1.1)	(39.3)	(2.8)
Net income	$32.2	$63.5	$73.5	$102.4

Per common share - basic:
Net income available to common shareholders	$1.05	$2.14	$2.41	$3.46

Per common share - diluted:
Net income available to common shareholders	$1.04	$2.09	$2.36	$3.39

Weighted average shares outstanding:
Basic	30.6	29.8	30.5	29.6
Diluted	31.1	30.4	31.1	30.2

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except share data)

	June 30, 2006	December 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$29.3	$102.2
Short-term investments	207.5	153.5
Accounts receivable, less allowances of $1.4 and $1.4, respectively	139.5	141.3
Inventories	228.6	245.0
Deferred tax asset	49.7	65.3
Other current assets	19.0	16.7
Total current assets	673.6	724.0

Property, plant, and equipment, net	204.2	197.5
Goodwill	40.9	40.9
Other noncurrent assets	13.8	16.9
Total assets	$932.5	$979.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$85.7	$54.7
Accrued liabilities	53.2	53.7
Total current liabilities	138.9	108.4

Senior subordinated debt	—	150.0
Postretirement benefit obligations	32.9	39.0
Deferred tax liability	24.3	28.5
Other noncurrent liabilities	13.9	13.2
Total liabilities	210.0	339.1

Commitments and contingencies (See Note 12)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 30,834,647 and 30,600,205, respectively)	30.8	30.6
Capital surplus	434.2	422.1
Accumulated other comprehensive loss	(33.5)	(33.3)
Retained earnings	294.7	221.2
Treasury stock, at cost (69,165 and 10,862 common shares, respectively)	(3.7)	(0.4)
Total shareholders’ equity	722.5	640.2

Total liabilities and shareholders’ equity	$932.5	$979.3

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; $ in millions)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Cash flows from operating activities:
Net income	$32.2	$63.5	$73.5	$102.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.1	7.0	14.1	13.9
Non-cash charge for stock compensation	2.3	0.8	4.2	1.4
Cash portion of loss on early extinguishment of debt	6.8	—	6.8	—
Deferred taxes	5.3	2.8	13.0	2.8
Net (gain) loss on property disposals and impairments	0.1	(0.4)	0.1	(0.1)
Gain on early termination of alliance agreement	—	(7.8)	—	(7.8)
Changes in operating assets and liabilities:
Accounts receivable	(8.5)	(17.4)	1.8	(10.5)
Inventories	23.7	(18.2)	16.4	(108.5)
Other current assets	(1.4)	4.1	(2.3)	26.8
Accounts payable and accrued liabilities	(14.7)	2.0	28.4	36.6
Litigation reserves	—	—	—	0.1
Other	(5.3)	(0.8)	(2.7)	0.6
Net cash provided by operating activities	47.6	35.6	153.3	57.7

Cash flows from investing activities:
Capital expenditures	(13.4)	(4.1)	(20.7)	(6.4)
Proceeds from sale of property, plant and equipment	—	1.2	—	1.2
Purchase of investments	(54.2)	(56.6)	(265.6)	(106.1)
Proceeds from sales of investments	46.3	64.3	211.6	83.5

Net cash (used in) provided by investing activities	(21.3)	4.8	(74.7)	(27.8)

Cash flows from financing activities:
Redemption of senior subordinated notes, including premium of $6.8 million	(156.8)	—	(156.8)	—
Proceeds from option exercises	3.3	3.6	5.3	17.7

Net cash (used in) provided by financing activities	(153.5)	3.6	(151.5)	17.7

Effect of foreign exchange rate changes on cash	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	(127.2)	43.9	(72.9)	47.5
Cash and cash equivalents, beginning of period	156.5	33.8	102.2	30.2
Cash and cash equivalents, end of period	$29.3	$77.7	$29.3	$77.7

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of June 30, 2006 and the cash flows and the income statements for the three and six month periods ended June 30, 2006 and 2005.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2005.  The principal operating companies of Lone Star Technologies, Inc. (“Lone Star,” or the “Company”) are Lone Star Steel Company, L.P. (“Steel”), Fintube Technologies, Inc. (“Fintube”), and Star Energy Group, Inc. (“Star Energy Group”), which is comprised of Bellville Tube Company, L.P. (“Bellville”), Wheeling Machine Products, L.P. (“Wheeling”), Delta Tubular Processing, L.P. (“DTP”), and Delta Tubular International, L.P. (“DTI”).  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2005.  In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

Lone Star uses estimates and assumptions required for preparation of the financial statements.  The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change; however, actual results could differ from the estimates.

NOTE 2 — INVENTORIES

Inventories are stated at the lower of cost or market value.  Cost is determined using the last-in, first-out (“LIFO”) method for approximately 78% and 82% of the Company’s total current inventories after LIFO reserve at June 30, 2006 and December 31, 2005, respectively.  The cost of remaining inventories is determined using the average cost method.  Inventories include raw materials, labor, overhead and certain supplies.  The components of inventory at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
Raw materials	$74.0	$105.6
Work-in-process	129.8	129.0
Finished goods	127.8	121.7
Materials, supplies and other	31.2	29.5
Total inventories at FIFO	362.8	385.8
Reserve to reduce inventories to LIFO value	(128.8)	(135.1)
Total inventories	234.0	250.7
Amount included in other noncurrent assets	(5.4)	(5.7)
Inventories	$228.6	$245.0

NOTE 3 — INVESTMENTS

Investments in held-to-maturity and available-for-sale debt securities were as follows at June 30, 2006 and December 31, 2005:

	June 30, 2006
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities (carried at amortized cost):
U.S. government and agencies	$1.0	$—	$1.0
Debt securities of public companies	13.2	—	13.2
	14.2	—	14.2

Available-for-Sale Securities (carried at fair value):
Municipal securities	107.7	—	107.7
Debt securities	85.6	—	85.6
	193.3	—	193.3

Total investments in debt securities	$207.5	$—	$207.5

	December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities (carried at amortized cost):
U.S. government and agencies	$6.0	$—	$6.0
Debt securities of public companies	17.0	(0.1)	16.9
	23.0	(0.1)	22.9

Available-for-Sale Securities (carried at fair value):
Municipal securities	33.2	—	33.2
Debt securities	97.3	—	97.3
	130.5	—	130.5

Total investment in debt securities	$153.5	$(0.1)	$153.4

Lone Star accounts for its investments in debt securities under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  Under SFAS 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are reported at amortized cost.  Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in comprehensive income.   Proceeds from sales of available-for-sale and held-to-maturity securities were $46.3 million and $211.6 million for the three and six month periods ended June 30, 2006, respectively, with no realized gain or loss.  All held-to-maturity and available-for-sale securities were classified as short-term investments at June 30, 2006 and December 31, 2005.

NOTE 4 — PRODUCT WARRANTIES

Lone Star’s products are used in applications that are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, and/or loss of production.  The Company warrants its products to meet certain specifications.  Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims.  The Company also maintains product and excess liability insurance subject to certain deductibles that limits the exposure to these claims.  The Company considers the extent of insurance coverage in its estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period-to-period;  however, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve.  The following table identifies changes in warranty reserves for the six months ended June 30, 2006 and 2005:

	For the Six Months Ended June 30,
	2006	2005
Beginning balance	$3.0	$2.4
Warranty expense accruals	4.8	3.2
Warranty settlements	(3.1)	(2.3)
Ending balance	$4.7	$3.3

NOTE 5 — STOCK-BASED COMPENSATION PLANS

The Company previously applied the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations for stock-based compensation.  Accordingly, the Company recognized compensation expense on the Company’s restricted stock awards, but no compensation expense was recognized for stock option plans as all option grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.   As permitted, the Company had previously elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supercedes APB 25.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, Lone Star is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.  The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  Lone Star adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $2.3 million and $4.2 million of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options for the quarter ended June 30, 2006 and the six months ended June 30, 2006, respectively.  This represents a $0.4 million and $0.9 million increase from the stock compensation that would have been recorded under APB 25 for the quarter ended June 30, 2006 and the six months ended June 30, 2006, respectively.  Under this method, Lone Star will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes.  Accordingly, prior period amounts have not been restated.

The following table illustrates the pro forma effect on net income for the three and six months ended June 30, 2005 representing the periods prior to the adoption of SFAS 123R as if the fair value recognition provisions of SFAS 123 were applied during such periods:

	For the Quarter Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income as reported	$63.5	$102.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	1.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)	(2.8)

Pro forma net income	$62.6	$100.8

Basic earnings per share
as reported	$2.14	$3.46
pro forma	$2.10	$3.41
Diluted earnings per share
as reported	$2.09	$3.39
pro forma	$2.06	$3.34

NOTE 6 — GOODWILL

Goodwill identified with Lone Star’s oilfield segment resulted from the acquisitions of Steel, Bellville, DTP, and DTI.  Goodwill identified with Lone Star’s specialty tubing segment resulted from the acquisition of Fintube.  Goodwill allocated to the oilfield and specialty tubing segments was $14.9 million and $26.0 million, respectively, at both June 30, 2006 and December 31, 2005.  There were no changes in the carrying amount of goodwill during the three or six month periods ended June 30, 2006.  Goodwill is tested for impairment annually during the fourth quarter by each reporting unit, or on an interim basis between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

NOTE 7 — TREASURY SHARES

Treasury shares held at June 30, 2006 and December 31, 2005 resulted from shares purchased under a previous stock buy-back program combined with the Company’s withholding of an equivalent number of shares for federal taxes related to the Company’s long-term incentive employee benefit plan.  During the six months ended June 30, 2006, 4,625 treasury shares were utilized for the satisfaction of stock issuances under the Company’s long-term incentive plan and 14,323 shares were forfeited and returned to treasury shares.  In connection with the issuance of restricted shares to employees, the Company withheld 48,605 of shares that were returned to treasury related to employee payroll taxes in the six months ended June 30, 2006.  The treasury shares held as of June 30, 2006 and December 31, 2005 are reported at their acquired cost.

NOTE 8 — INCOME TAXES

Income taxes have been provided for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  In accordance with Accounting Principles Board Opinion No. 28, Interim Financial

Reporting (“APB 28”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (“FIN 18”), the provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur.  This estimate is re-evaluated each quarter based on Lone Star’s estimated tax expense for the year.

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

On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Because the tax base on the Texas margin tax is derived from an income-based measure, we believe the margin tax is an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax.  In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date.   Therefore, the Company has recalculated its deferred tax assets and liabilities for Texas based on the new margin tax and the cumulative effect of changes is reported as a discrete item for income taxes in this quarter.  The impact of the change in deferred tax assets does not have a material impact on tax expense.

The FASB recently issued FASB Interpretation No. 48 — Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently reviewing FIN 48 and evaluating its potential impact.

The income tax expense for the second quarter was $15.5 million compared to the prior year second quarter income tax expense of $1.1 million.  The income tax expense for the six months ended June 30, 2006 was $39.3 million compared to income tax expense of $2.8 million for the prior year period. The effective tax rates for the three-and-six month periods ended June 30, 2006 of 32.4% and 34.8% consist of a provision for federal and state taxes and other miscellaneous items.  The effective tax rates for the three-and-six month periods ended June 30, 2005 of 1.7% and 2.7%, respectively, consist of provisions for alternative minimum tax, state income taxes, other miscellaneous items, and the utilization of valuation allowance. During 2005, management removed the valuation allowance on all net deferred tax assets with the exception of loss carryforwards in foreign and certain state jurisdictions, and the 2005 effective tax rate reflects the benefit associated with this valuation allowance reduction.

NOTE 9 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding and other dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$32.2	$63.5	$73.5	$102.4

Denominator:
Weighted average shares outstanding-basic	30.6	29.8	30.5	29.6
Effect of dilutive stock options and restricted stock	0.5	0.6	0.6	0.6

Weighted average shares - diluted	31.1	30.4	31.1	30.2

Net income per share - basic	$1.05	$2.14	$2.41	$3.46

Net income per share - diluted	$1.04	$2.09	$2.36	$3.39

NOTE 10 — DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit expense for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Pension Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$0.6	$0.3	$1.2	$0.6
Interest cost	1.4	1.4	2.8	2.8
Expected return on plan assets	(1.5)	(1.3)	(2.9)	(2.6)
Amortization of prior service cost	—	—	0.1	—
Expected cost of termination benefits	0.1	—	0.1	—
Recognized net actuarial loss	0.8	0.8	1.5	1.6
Net periodic benefit expense	$1.4	$1.2	$2.8	$2.4

	Other Post-Retirement Benefits
	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$0.2	$0.2	$0.5	$0.4
Interest cost	0.4	0.3	0.7	—
Recognized net actuarial loss	0.1	—	0.2	0.6
Net periodic benefit expense	$0.7	$0.5	$1.4	$1.0

The Company made contributions of $9.3 million to the pension obligation in the six months ended June 30, 2006.

NOTE 11 — BUSINESS SEGMENTS DATA

The following table presents segment information.  The “Corporate/Other” column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Three months ended June 30, 2006
Net revenues	$285.6	$46.2	$24.0	$—	$355.8
Segment operating income (loss)	58.5	1.1	0.2	(3.4)	56.4
Depreciation and amortization	4.8	2.1	0.2	—	7.1
Total assets	482.4	138.9	18.4	292.8	932.5
Capital expenditures	10.9	2.4	—	0.1	13.4

Three months ended June 30, 2005
Net revenues	$258.6	$46.5	$20.6	$—	$325.7
Segment operating income (loss)	59.8	(0.5)	1.2	(1.3)	59.2
Depreciation and amortization	4.7	2.1	0.1	0.1	7.0
Total assets	454.4	163.4	19.3	170.6	807.7
Capital expenditures	3.3	0.8	—	—	4.1

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Six months ended June 30, 2006
Net revenues	$570.7	$89.8	$46.2	$—	$706.7
Segment operating income (loss)	126.1	1.7	—	(6.2)	121.6
Depreciation and amortization	9.7	4.0	0.3	0.1	14.1
Total assets	482.4	138.9	18.4	292.8	932.5
Capital expenditures	17.0	3.5	—	0.2	20.7

Six months ended June 30, 2005
Net revenues	$480.0	$99.3	$44.2	$—	$623.5
Segment operating income (loss)	98.1	2.9	4.4	(2.2)	103.2
Depreciation and amortization	9.1	4.4	0.3	0.1	13.9
Total assets	454.4	163.4	19.3	170.6	807.7
Capital expenditures	5.2	1.1	—	0.1	6.4

NOTE 12 — COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, the Company had long-term purchase commitments totaling $13.2 million to acquire natural gas at specified minimum volumes and at fixed prices through January 2007.

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

During the last seven years, Steel has been named as one of a number of defendants in 47 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  Of the 47 lawsuits, 22 have been settled or are pending settlement for approximately $300,000 in the aggregate and 15 have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

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

NOTE 13 — EARLY EXTINGUISHMENT OF DEBT

In 2001, the Company issued $150.0 million of 9% senior subordinated notes due June 1, 2011 (the “Senior Notes”).   On June 1, 2006, the Company exercised its option to redeem the Senior Notes at 104.5% of their principal amount plus accrued and unpaid interest.  The Company paid cash of $163.5 million for the $150 million of principal on the Senior Notes, a premium of $6.8 million for early redemption, and $6.7 million of accrued and unpaid interest.  Related to this early extinguishment of the Senior Notes, the Company recognized a loss on early extinguishment of debt of $9.3 million comprised of the $6.8 million premium and $2.5 million of unamortized debt issuance costs associated with the Senior Notes.

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

Lone Star’s operating companies include Lone Star Steel Company, L.P. (“Steel”), a manufacturer of oilfield tubulars, specialty tubing products, and flat-rolled steel, and Fintube Technologies, Inc. (“Fintube”), a manufacturer of specialty tubulars used in heat recovery technology applications.  In October 2003 we created a new business unit, Star Energy Group, to enhance our ability to provide OCTG customers with a full spectrum of pipe finishing, inspection, and logistics services.  Star Energy Group integrated the sales and marketing functions and production assets of four companies we acquired between 2000 and 2003:

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

Expectation for continued high crude oil prices and high natural gas prices in the first half of 2006 led to increased drilling activity and related demand for our oilfield products and services.  The spot West Texas Intermediate (“WTI”) price averaged near $71 per barrel in the second quarter of 2006, an increase of approximately $18 per barrel over the prior year second quarter average and an $8 increase over the first quarter 2006 average of approximately $63 per barrel.  The U.S. Energy Information Administration (“EIA”) expects the WTI crude oil average price for the remainder of 2006 to be approximately $71 per barrel and the full year 2007 average to be approximately $69 per barrel.  The average spot price of natural gas decreased during the second quarter of 2006 to approximately $6.52 mcf.  However, the EIA expects natural gas spot prices to increase to an average of $7.88 per thousand cubic feet (“mcf”) for the remainder of 2006 and to an average of $8.13 per mcf in 2007.

Source:  Energy Information Agency, United States Department of Energy

According to Baker Hughes, the active rig count in the United States continued to climb in the second quarter of 2006.  The number of active rigs averaged 1,632 for the second quarter of 2006 compared to an average of 1,517 for the first quarter of 2006 and 1,339 rigs for the second quarter of 2005.   The active rig count ended the second quarter of 2006 at 1,666 compared to 1,576 active rigs at March 31, 2006 and 1,471 active rigs at December 31, 2005.  We believe these factors along with the expectation of continued high crude oil and natural gas prices will continue to positively impact demand for our oilfield products and services.

The domestic economy has continued to positively impact general industrial demand for our specialty tubing products.  Both revenues and shipments of specialty tubing products were lower in the second quarter of 2006 compared to the same period in 2005. However, revenues and shipments for the second quarter 2006 increased from the first quarter 2006, reflecting an increase in demand for these products.  The Purchasing Manager’s Index (“PMI”) remained above 50 percent during the second quarter of 2006.  A PMI index above 50 percent generally indicates that the manufacturing economy is expanding.  We believe that near-term demand for our specialty tubing products will continue to benefit from the improving general domestic economy.

Source:  Baker-Hughes, Inc.

RESULTS OF OPERATIONS

Consolidated net revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended June 30,
	2006		2005
	$	%	$	%
Oilfield	285.6	80	258.6	80
Specialty tubing	46.2	13	46.5	14
Flat rolled steel and other	24.0	7	20.6	6

Consolidated net revenues	355.8	100	325.7	100

	For the Six Months Ended June 30,
	2006		2005
	$	%	$	%
Oilfield	570.7	81	480.0	77
Specialty tubing	89.8	13	99.3	16
Flat rolled steel and other	46.2	6	44.2	7

Consolidated net revenues	706.7	100	623.5	100

Shipments of products are as follows:

	For the Quarter Ended June 30,
	2006		2005
	Tons	%	Tons	%
Oilfield	191,400	74	169,700	74
Specialty tubing	25,400	10	26,100	11
Flat rolled steel and other	41,400	16	34,700	15

Total shipments	258,200	100	230,500	100

	For the Six Months Ended June 30,
	2006		2005
	Tons	%	Tons	%
Oilfield	378,400	74	327,500	72
Specialty tubing	49,400	10	55,300	12
Flat rolled steel and other	81,600	16	70,000	16

Total shipments	509,400	100	452,800	100

At June 30, 2006, we valued approximately 78% of our inventories at the lower of cost or market determined on the last-in, first-out (“LIFO”) inventory valuation method.  In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the first-in, first-out (“FIFO”) method.  In periods of decreasing costs, the results are generally the opposite.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our consolidated results of operations.  This table is provided solely for the purpose of providing comparisons to other companies that may use the FIFO method of inventory valuation.  These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO reserve adjustment as disclosed in the notes to the Condensed Consolidated Financial Statements for the periods ended June 30, 2006 and 2005 for each period presented below ($ in millions).

	For the Quarter ended June 30,
	2006		2005
	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$284.0	$279.3	$254.9	$243.5
Net income	32.2	35.3	63.5	74.0

Diluted earnings per share	$ 1.04	$ 1.13	$ 2.09	$ 2.43

	For the Six Months ended June 30,
	2006		2005
	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$554.1	$560.4	$497.4	$457.9
Net income	73.5	69.4	102.4	138.8

Diluted earnings per share	$ 2.36	2.23	$ 3.39	$ 4.60

Oilfield Products

Our oilfield products consist of OCTG, line pipe, couplings, and OCTG finishing, inspection, and logistics services.  The table below illustrates the impact of volume changes and average price changes on oilfield product revenues for the three and six month periods ended June 30, 2006 ($ in millions).

Oilfield
Quarter ended June 30, 2005	$258.6

Change due to shipment volume	32.4

Change due to price	(5.4)

Quarter ended June 30, 2006	$285.6

For the six months ended June 30, 2005	$480.0

Change due to shipment volume	76.8

Change due to price	13.9

For the six months ended June 30, 2006	$570.7

Oilfield revenues for the three months ended June 30, 2006 increased 10% to $285.6 million compared to the same period in 2005.  This increase in oilfield product revenues is due primarily to a 13% increase in shipment volumes of all oilfield product lines partially offset by a 2% decrease in average oilfield product pricing for the second quarter.  Oilfield revenues for the first half of 2006 increased 19% compared to the first half of 2005 principally due to a 16% increase in shipments and a 3% increase in average oilfield product pricing.

Revenues of OCTG were up 11% in the first half of 2006 compared to the same period of the prior year due principally to improved demand for casing and tubing associated with increased drilling activity.  The average price of OCTG increased 3% during the first half of 2006 compared to the first half of 2005 and was also related to increased demand as the average active domestic rig count increased from the same prior year period.  Within OCTG, pricing for alloy-grade OCTG rose 18% for the six months ended June 30, 2006, partially offset by an 11% average price decrease in carbon-grade OCTG.

Shipment volumes of line pipe increased by 82% in the second quarter of 2006 compared to the second quarter of 2005 while average pricing was 2% higher.  Shipment volumes of line pipe increased by 62% for the six month period ended June 30, 2006 compared to the same period in 2005 while pricing remained consistent.  Demand for the three and six month periods ended June 30, 2006 was up over the same period in 2005 as new gathering systems associated with new natural gas transmission pipelines have increased requirements for line pipe 16 inches and smaller.

Specialty Tubing Products

The table below illustrates the impact of volume changes and average price changes on specialty tubing product revenues for the quarter and six months ended June 30, 2006 ($ in millions).

Specialty Tubing
Quarter ended June 30, 2005	$ 46.5

Change due to shipment volume	(1.3)

Change due to price	1.0

Quarter ended June 30, 2006	$ 46.2

For the six months ended June 30, 2005	$ 99.3

Change due to shipment volume	(10.7)

Change due to price	1.2

For the six months ended June 30, 2006	$ 89.8

Specialty tubing product revenues decreased 1% and 10% in the three and six month periods ended June 30, 2006, respectively, from the same periods in 2005 primarily due to a decline in shipment volumes of 3% and 11%, respectively.  Revenues from precision mechanical tubulars, which were approximately 75% of total specialty tubing revenues, decreased during the first six months of 2006 compared to the same period in the prior year on 9% lower shipment volumes in part due to the allocation of some of the Company’s capacity to manufacture tubular products from precision mechanical tubulars to oilfield products.  Revenues from precision mechanical tubulars for the second quarter of 2006 were consistent with revenues in the same period in 2005.  Revenues from heat recovery tubulars, which were approximately 25% of total specialty tubing revenues, increased 2% for the six months ended June 30, 2006 compared to the same prior year periods principally related to increased sales of boiler tubes.

Flat Rolled Steel and Other

The table below illustrates the impact of volume changes and average price changes on flat rolled steel and other revenues for the quarter and six months ended June 30, 2006 ($ in millions).

Flat Rolled Steel and Other
Quarter ended June 30, 2005	$ 20.6

Change due to shipment volume	3.9

Change due to price	(0.5)

Quarter ended June 30, 2006	$ 24.0

For the six months ended June 30, 2005	$ 44.2

Change due to shipment volume	6.6

Change due to price	(4.6)

For the six months ended June 30, 2006	$ 46.2

Flat rolled steel and other revenues were up 17% and 5% for the three and six months ended June 30, 2006, respectively, due to increased shipment volumes of 19% and 17%, respectively.   Flat rolled steel and other revenues approximated 7% of total revenues for the quarter and six months ended June 30, 2006, respectively.

Other Operating Analysis

The gross profit for the three and six months ended June 30, 2006 was $71.8 million and $152.6 million, respectively, compared to $70.8 million and $126.1 million for the same 2005 periods.  The gross margin percentage decreased from 21.7% for the second quarter of 2005 to 20.2% for the current year second quarter.  The gross margin decreased due to a shift in the mix of oilfield products in the second quarter of 2006 which included a higher percentage of lower margin carbon grade OCTG versus higher margin alloy grade OCTG.  The gross margin percentage increased to 21.6% for the first half of 2006 compared to 20.2% for the first half of 2005.  The increased gross margin was due to higher average selling prices for oilfield products combined with increased volumes which absorbed a greater portion of fixed and semi-fixed costs.  In addition, average steel costs, the largest component of cost of goods sold, were down in the first half of 2006 compared to the 2005 average.  We continue to closely monitor our raw material costs including their impact on our margins.

The increase in gross profits directly impacted operating results for the three and six months ended June 30, 2006, which resulted in operating income of $56.4 million and $121.6 million, respectively compared to operating income of $59.2 million and $103.2 million in the three and six months ended June 30, 2005, respectively.

In the three and six months ended June 30, 2006, SG&A costs increased approximately 33% and 35%, respectively, compared to the three and six months ended June 30, 2005, but remained fairly consistent as a percentage of revenues principally due to the significant increase in our revenues.  The increase in SG&A costs is principally due to increases in wages, salaries, incentive compensation, and related benefits related to the increase in our business activities; increases in professional fees for several corporate purposes; and increases in other miscellaneous SG&A expenses.

Interest income increased $2.5 million and $4.6 million for the three and six months ended June 30, 2006, respectively, from the same periods in 2005 due to a $125.8 million increase in investments in debt securities from $81.7 million at June 30, 2005.

In 2001, the Company issued $150.0 million of 9% senior subordinated notes due June 1, 2011 (the “Senior Notes”).   On June 1, 2006, the Company exercised its option to redeem the Senior Notes at 104.5% of their principal amount plus accrued and unpaid interest.  The Company paid cash of $163.5 million for the $150 million of principal on the Senior Notes, including a premium of $6.8 million for early redemption and $6.7 million of accrued and unpaid interest.  Related to this early extinguishment of the Senior Notes, the Company recognized a loss on early extinguishment of debt of $9.3 million comprised of the $6.8 million premium and $2.5 million of unamortized debt issuance costs associated with the Senior Notes.

Interest expense decreased $1.2 million and $1.6 million for the three and six months ended June 30, 2006, respectively, due to the decreased debt outstanding from the June 1, 2006 extinguishment of the $150.0 million  of Senior Notes.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur.  This estimate is re-evaluated each quarter based on Lone Star’s estimated tax expense for the year.  The income tax expense for the second quarter of 2006 was $15.5 million compared to the prior year second quarter income tax expense of $1.1 million.  The income tax expense for the six months ended June 30, 2006 was $39.3 million compared to income tax expense of $2.8 million for the prior year period. The effective tax rates for the three and six month periods ended June 30, 2006 of 32.4% and 34.8%, respectively, consist of a provision for federal and state taxes and other miscellaneous items.  The effective tax rates for the three and six month periods ended June 30, 2005 of 1.7% and 2.7%, respectively, consist of provisions for alternative minimum tax, state income taxes, other miscellaneous items, and the reduction of valuation allowance. During 2005, management removed the valuation allowance on all net deferred tax assets with the exception of loss carryforwards in foreign and certain state jurisdictions, and the 2005 effective tax rate reflects the benefit associated with this valuation allowance reduction.

FINANCIAL CONDITION AND LIQUIDITY

We have historically funded our business from our operating activities.  We believe that this along with our cash balances, investments in debt securities, and our unused credit facility will provide the liquidity necessary to fund our operational cash requirements for the remainder of 2006.

The following table summarizes our capital resources ($ in millions):

	At June 30,
	2006	2005
Cash and cash equivalents	$ 29.3	$ 77.7
Investments in debt securities	$207.5	$ 81.7

Working capital	$534.7	$427.1
Unused credit facility	$124.3	$123.9

As of June 30, 2006, our cash and cash equivalents plus investments in debt securities totaled $236.8 million, compared to cash and cash equivalents plus investments in debt securities of $159.4 million at June 30, 2005.  The increase in our cash and cash equivalents and our investments in debt securities are directly related to our increase in net revenues and results from operations for the past twelve months offset by the redemption of our Senior Notes.

Inventories decreased from December 31, 2005 by $16.4 million to $228.6 million at June 30, 2006, primarily consisting of a decrease in raw materials.

Cash provided by operating activities was $153.3 million for the six months ended June 30, 2006, compared to $57.7 million in the same prior year period and increased during the first half of 2006 primarily due to net income of $73.5 million, increased accounts payable and accrued liabilities of $28.4 million and decreased inventories of $16.4 million.

Cash used in investing activities during the six months ended June 30, 2006, totaled $74.7 million compared to $27.8 million in the same prior year period and was due to the purchase of investments in debt securities totaling $265.6 million, offset by proceeds and maturities of available-for-sale investments totaling $211.6 million.  Additionally, capital expenditures for the first half of 2006 increased by $14.3 million compared to the same period in 2005.

Cash used in financing activities for the six months ended June 30, 2006 totaled $151.5 million due to the redemption of the Senior Notes compared to cash provided by financing activities for the six months ended June 30, 2005 of $17.7 million received from the exercise of stock options.

In December 2003, Lone Star amended and restated its $100.0 million credit facility to increase the total available borrowings to $125.0 million.  Borrowings under this facility can be used for general corporate purposes.  Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $0.7 million at June 30, 2006.  Total availability under the credit facility was $124.3 million at June 30, 2006.  The credit facility expires on December 16, 2006, but management expects that the lenders will extend it on generally comparable terms.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

At June 30, 2006, we had contractual cash obligations to make payments under leases, purchase obligations, obligations to fund pension obligations, and commercial commitments in the form of unused lines of credit.  Cash payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period (1)
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt obligations	$ —	$ —	$ —	$ —	$ —
Capital lease obligations	—	—	—	—	—
Operating lease obligations	7.0	2.7	4.2	0.1	—
Purchase obligations	13.2	13.2	—	—	—
Other long-term obligations(2)	1.2	1.2	—	—	—

Total Contractual Obligations	$ 21.4	$ 17.1	$ 4.2	$ 0.1	$ —

(1)             The table does not include an estimate for income tax payments which we are required to make but not required to include above.

(2)             Other long-term obligations represent cash contributions to our pension plan.

Commercial commitment expirations are as follows ($ in millions):

Commitment Expiration by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Unused credit facility	$ 124.3	$ 124.3	$ —	$ —	$ —

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lone Star and its subsidiaries do not invest in commodities or foreign currencies.  Our investments in cash equivalents, the weighted average maturity of which is less than three months, are subject to interest rate risk.  All of our investments in debt securities, with the exception of auction rate securities, are classified as held-to-maturity, and therefore, are reported on the balance sheet at amortized cost. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument.  Auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security.  These securities provide a higher interest rate than similar securities and provide greater liquidity than longer term investments. We classify our investments in auction rate securities as available-for-sale and report them on the balance sheet at par value, which equals market value, as the rate on such securities resets generally every 28 days. Because the weighted average maturity of our cash and cash equivalents is less than three months and the weighted average maturity of our investments in debt securities is less than one year, interest rate risk is not considered to be material.

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk.  There were no borrowings outstanding at June 30, 2006.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency.  Any gains or losses from currency translation have not been material and Lone Star does not hedge foreign currency exposure.

ITEM 4.                        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Lone Star’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

During the last seven years, Steel has been named as one of a number of defendants in 47 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages. Of the 47 lawsuits, 22 have been settled or are pending settlement for approximately $300,000 in the aggregate and 15 have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

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

ITEM 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Shareholders of the registrant was held on April 24, 2006.  At that meeting two proposals were voted on:  the election of five directors and approving the appointment of Deloitte & Touche LLP as the registrant’s independent accountants for the year ending December 31, 2006.  Rhys J. Best, Dan O. Dinges, Frederick B. Hegi, Jr., M. Joseph McHugh and David A. Reed were elected directors of registrant and received affirmative votes of 25,264,033; 25,795,412; 25,223,080; 25,809,237; and 25,807,689; respectively; and withheld votes of 713,847; 182,468; 754,800; 168,643; and 170,191; respectively.  The appointment of registrant’s independent accountants was approved by an affirmative vote of 25,938,265 with 31,917 voted against and 7,697 abstaining.  Other directors of the registrant include Robert L. Keiser, Robert Kelley, Alfred M. Micallef, and Jerry E. Ryan, whose terms of office continued after the meeting.

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

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated: July 26, 2006		Vice President and Chief Financial Officer