Form 10-Q
period 2006-09-30
LONE STAR TECHNOLOGIES INC
filed 2006-10-25
CIK 791348

united states
securities and exchange commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant To Section 13 Or 15(d)
Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐. Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

As of October 20, 2006, the number of shares of Common Stock outstanding at $1.00 par value per share was 30,956,694.

LONE STAR TECHNOLOGIES, INC.

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenues	$336.1	$324.1	$1,042.8	$947.6
Cost of goods sold	295.8	254.3	849.9	751.7
Gross profit	40.3	69.8	192.9	195.9
Selling, general and administrative expenses	17.1	13.2	48.1	36.1
Operating income	23.2	56.6	144.8	159.8
Interest income	2.2	1.7	8.6	3.5
Interest expense	(0.2)	(3.9)	(6.6)	(11.9)
Loss on early extinguishment of debt	—	—	(9.3)	—
Other income	0.8	0.6	1.8	9.2
Other expense	(0.2)	(0.1)	(0.7)	(0.5)
Income before income tax	25.8	54.9	138.6	160.1
Income tax expense	(9.2)	(4.6)	(48.5)	(7.4)
Net income	$16.6	$50.3	$90.1	$152.7

Per common share - basic:
Net income available to common shareholders	$0.54	$1.66	$2.95	$5.11

Per common share - diluted:
Net income available to common shareholders	$0.53	$1.63	$2.89	$5.04

Weighted average shares outstanding:
Basic	30.6	30.3	30.5	29.9
Diluted	31.3	30.9	31.1	30.3

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited;  in millions, except share data)

	September 30,	December 31,
	2006	2005

ASSETS

Current Assets:
Cash and cash equivalents	$38.7	$102.2
Short-term investments	177.4	153.5
Accounts receivable, less allowances of $1.5 and $1.4, respectively	138.2	141.3
Inventories	309.2	245.0
Deferred tax asset	47.1	65.3
Other current assets	17.4	16.7
Total current assets	728.0	724.0

Property, plant, and equipment, net	206.5	197.5
Goodwill	40.9	40.9
Other noncurrent assets	13.2	16.9
Total assets	$988.6	$979.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$125.2	$54.7
Accrued liabilities	53.3	53.7
Total current liabilities	178.5	108.4

Senior subordinated debt	—	150.0
Postretirement benefit obligations	33.3	39.0
Deferred tax liability	21.9	28.5
Other noncurrent liabilities	14.0	13.2
Total liabilities	247.7	339.1

Commitments and contingencies (See Note 14)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 31,013,909 and 30,600,205, respectively)	31.0	30.6
Capital surplus	435.8	422.1
Accumulated other comprehensive loss	(33.5)	(33.3)
Retained earnings	311.3	221.2
Treasury stock, at cost (69,165 and 10,862 common shares, respectively)	(3.7)	(0.4)
Total shareholders’ equity	740.9	640.2

Total liabilities and shareholders’ equity	$988.6	$979.3

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; $ in millions)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Cash flows from operating activities:
Net income	$16.6	$50.3	$90.1	$152.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.3	7.0	21.4	20.9
Non-cash charge for stock compensation	1.1	0.9	5.3	2.3
Cash portion of loss on early extinguishment of debt	—	—	6.8	—
Deferred taxes	0.3	4.6	13.3	7.4
Net (gain) loss on property disposals and impairments	—	—	0.1	(0.1)
Gain on early termination of alliance agreement	—	—	—	(7.8)
Changes in operating assets and liabilities:
Accounts receivable	1.4	(12.5)	3.2	(23.0)
Inventories	(80.6)	(41.5)	(64.2)	(150.0)
Other current assets	1.6	5.5	(0.7)	32.3
Accounts payable and accrued liabilities	39.6	5.5	68.0	42.1
Litigation reserves	—	(1.1)	—	(1.0)
Other	1.0	(0.3)	(1.7)	0.3
Net cash (used in) provided by operating activities	(11.7)	18.4	141.6	76.1

Cash flows from investing activities:
Capital expenditures	(9.6)	(4.0)	(30.3)	(10.4)
Proceeds from sale of property, plant and equipment	—	—	—	1.2
Purchase of investments	(53.4)	(141.1)	(319.0)	(247.2)
Proceeds from sales of investments	83.5	97.4	295.1	180.9

Net cash (used in) provided by investing activities	20.5	(47.7)	(54.2)	(75.5)

Cash flows from financing activities:
Redemption of senior subordinated notes, including premium of $6.8	—	—	(156.8)	—
Proceeds from option exercises	0.6	18.2	5.9	35.9
Net cash (used in) provided by financing activities	0.6	18.2	(150.9)	35.9

Effect of foreign exchange rate changes on cash	—	0.1	—	—

Net increase (decrease) in cash and cash equivalents	9.4	(11.0)	(63.5)	36.5
Cash and cash equivalents, beginning of period	29.3	77.7	102.2	30.2
Cash and cash equivalents, end of period	$38.7	$66.7	$38.7	$66.7

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of September 30, 2006 and the cash flows and the income statements for the three and nine month periods ended September 30, 2006 and 2005. Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2005. The principal operating companies of Lone Star Technologies, Inc. (“Lone Star,” or the “Company”) are Lone Star Steel Company, L.P. (“Steel”), Fintube Technologies, Inc. (“Fintube”), and Star Energy Group, Inc. (“Star Energy Group”), which is comprised of Bellville Tube Company, L.P. (“Bellville”), Wheeling Machine Products, L.P. (“Wheeling”), Delta Tubular Processing, L.P. (“DTP”), and Delta Tubular International, L.P. (“DTI”). The results of operations for the interim periods presented may not be indicative of total results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2005. In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

Lone Star uses estimates and assumptions required for preparation of the financial statements. The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change; however, actual results could differ from the estimates.

NOTE 2 – JOINT VENTURE

Lone Star announced on August 15, 2006 that it had entered into a definitive agreement to form a joint venture (“Joint Venture”) with Hunan Valin Steel Tube & Wire Co., Ltd. (“Valin Tube and Wire”), one of China’s largest steelmakers. Under the agreement, Lone Star would acquire a 40% stake in one of Valin Tube and Wire’s subsidiaries, Hengyang Valin MPM Steel Tube Co. Ltd. (“MPM”), for a consideration of $132 million (approximately RMB 1,059 million) in cash. Lone Star would also provide significant technical and related operational support for the Joint Venture. Lone Star contemplates a series of future transactions related to the steel tube assets of Valin Tube and Wire in Hengyang, Hunan Province with the expectation that Lone Star would eventually contribute up to an aggregate of $238 million (approximately RMB 1,909 million) for 47% of the Joint Venture. All transactions being contemplated are subject to relevant regulatory approvals and consents.

Upon injection of the $132 million into the Joint Venture, Lone Star and Valin Tube and Wire will also jointly establish a sales company (“Sales Company”) with an initial equity investment of $15 million each to manage the North American sales and marketing of tubular products produced by the Joint Venture. Lone Star will have exclusive marketing and sales rights in North America to a minimum of 200,000 tons annually of oilfield tubular products produced by the Joint Venture.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Standards Accounting Board (“FASB”) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006. The Company is currently reviewing FIN 48 and evaluating its potential impact.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) ( “SFAS No. 158” ). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. We are currently evaluating the impact that the implementation of SFAS No. 158 will have on our financial statements.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 81% and 82% of the Company’s total current inventories after LIFO reserve at September 30, 2006 and December 31, 2005, respectively. The cost of remaining inventories is determined using the average cost method. Inventories include raw materials, labor, overhead and certain supplies. The components of inventory at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Raw materials	$122.0	$105.6
Work-in-process	156.0	129.0
Finished goods	156.5	121.7
Materials, supplies and other	33.8	29.5
Total inventories at FIFO	468.3	385.8
Reserve to reduce inventories to LIFO value	(153.8)	(135.1)
Total inventories	314.5	250.7
Amount included in other noncurrent assets	(5.3)	(5.7)
Inventories	$309.2	$245.0

NOTE 5 – INVESTMENTS

Investments in held-to-maturity and available-for-sale debt securities were as follows at September 30, 2006 and December 31, 2005:

	September 30, 2006
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities (carried at amortized cost):
U.S. government and agencies	$1.0	$—	$1.0
Debt securities of public companies	4.0	—	4.0
	5.0	—	5.0

Available-for-Sale Securities (carried at fair value):
Municipal securities	106.7	—	106.7
Debt securities	65.7	—	65.7
	172.4	—	172.4

Total investments in debt securities	$177.4	$—	$177.4

	December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Held-to-Maturity Securities (carried at amortized cost):
U.S. government and agencies	$6.0	$—	$6.0
Debt securities of public companies	17.0	(0.1)	16.9
	23.0	(0.1)	22.9

Available-for-Sale Securities (carried at fair value):
Municipal securities	33.2	—	33.2
Debt securities	97.3	—	97.3
	130.5	—	130.5

Total investment in debt securities	$153.5	$(0.1)	$153.4

Lone Star accounts for its investments in debt securities under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, investments for which Lone Star has the positive intent and the ability to hold to maturity are reported at amortized cost. Those classified as available-for-sale are reported at fair value with unrealized gains and losses recorded in comprehensive income. Proceeds from sales of available-for-sale and maturities of held-to-maturity securities were $83.5 million and $295.1 million for the three and nine month periods ended September 30, 2006, respectively, with no realized gain or loss. All held-to-maturity and available-for-sale securities were classified as short-term investments at September 30, 2006 and December 31, 2005.

NOTE 6 – PRODUCT WARRANTIES

Lone Star’s products are used in applications that are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, and/or loss of production. The Company warrants its products to meet certain specifications. Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims. The Company also maintains product and excess liability insurance subject to certain deductibles that limits the exposure to these claims. The Company considers the extent of insurance coverage in its estimate of the reserve. Typically, this reserve is not subject to significant fluctuations from period-to-period; however, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve. The following table identifies changes in warranty reserves for the nine months ended September 30, 2006 and 2005:

	For the Nine Months Ended September 30,
	2006	2005
Beginning balance	$3.0	$3.3
Warranty expense accruals	5.1	2.6
Warranty settlements	(5.3)	(1.9)
Ending balance	$2.8	$4.0

NOTE 7 – STOCK-BASED COMPENSATION PLANS

The Company previously applied the intrinsic value method provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations for stock-based compensation. Accordingly, the Company recognized compensation expense on the Company’s restricted stock awards, but no compensation expense was recognized for stock option plans as all option grants under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. As permitted, the Company had previously elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, Lone Star is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide services in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Lone Star adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $1.1 million and $5.3 million of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options for the quarter and nine months ended September 30, 2006, respectively. This represents a $0.4 million and $1.3 million increase from the stock compensation that would have been recorded under APB 25 for the quarter and nine months ended September 30, 2006, respectively. Under this method, Lone Star will recognize compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service has not yet been rendered as of January 1, 2006 and any new grants, based upon the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosure purposes. Accordingly, prior period amounts have not been restated. Changes to disclosures from Lone Star’s December 31, 2005 Form 10-K as a result of the implementation of FAS 123R have been incorporated.

The following table illustrates the pro forma effect on net income for the three and nine months ended September 30, 2005 representing the periods prior to the adoption of SFAS 123R as if the fair value recognition provisions of SFAS 123 were applied during such periods:

	For the Quarter Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income as reported	$50.3	$152.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.8	2.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.7)	(4.9)
Pro forma net income	$49.4	$150.0

Basic earnings per share
as reported	$1.66	$5.11
pro forma	$1.63	$5.02
Diluted earnings per share
as reported	$1.63	$5.04
pro forma	$1.60	$4.95

NOTE 8 – GOODWILL

Goodwill identified with Lone Star’s oilfield segment resulted from the acquisitions of Bellville, DTP, DTI, and a minority interest in Steel. Goodwill identified with Lone Star’s specialty tubing segment resulted from the acquisition of Fintube. Goodwill allocated to the oilfield and specialty tubing segments was $14.9 million and $26.0 million, respectively, at both September 30, 2006 and December 31, 2005. There were no changes in the carrying amount of goodwill during the three or nine month periods ended September 30, 2006. Goodwill is tested for impairment annually on the December 1 measurement date, or on an interim basis between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

NOTE 9 – TREASURY SHARES

Treasury shares held at September 30, 2006 and December 31, 2005 resulted from shares purchased under a previous stock buy-back program combined with the Company’s withholding of an equivalent number of shares for federal taxes related to the Company’s long-term incentive employee benefit plan. During the nine months ended September 30, 2006, 4,625 treasury shares were utilized for the satisfaction of stock issuances under the Company’s long-term incentive plan and 14,323 shares were forfeited and returned to treasury shares. In connection with the issuance of restricted shares to employees, the Company withheld 48,605 shares that were returned to treasury related to employee payroll taxes in the nine months ended September 30, 2006. For the quarter ended September 30, 2006, there was no treasury share activity. The treasury shares held as of September 30, 2006 and December 31, 2005 are reported at their acquired cost.

NOTE 10 — INCOME TAXES

Income taxes have been provided for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  In accordance with APB Opinion No. 28, Interim Financial Reporting (“APB 28”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28 (“FIN 18”), the provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur.  This estimate is re-evaluated each quarter based on Lone Star’s estimated tax expense for the year.

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

On May 18, 2006, the Texas Governor signed into law a Texas margin tax (H.B. No. 3) which restructures the state business tax by replacing the taxable capital and earned surplus components of the current franchise tax with a new “taxable margin” component.  Because the tax base on the Texas margin tax is derived from an income-based measure, we believe the margin tax is an income tax and, therefore, the provisions of SFAS 109 regarding the recognition of deferred taxes apply to the new margin tax.  In accordance with SFAS 109, the effect on deferred tax assets of a change in tax law should be included in tax expense attributable to continuing operations in the period that includes the enactment date.   Therefore, the Company has recalculated its deferred tax assets and liabilities for Texas based on the new margin tax and the cumulative effect of changes was reported as a discrete item for income taxes in the second quarter.  The impact of the change in deferred tax assets does not have a material impact on tax expense.

The income tax expense for the third quarter of 2006 was $9.2 million compared to the prior year third quarter income tax expense of $4.6 million.  The income tax expense for the nine months ended September 30, 2006 was $48.5 million compared to income tax expense of $7.4 million for the prior year period. The effective tax rates for the three and nine month periods ended September 30, 2006 of 35.7% and 35.0%, respectively, consist of a provision for federal and state taxes, benefits from tax-exempt interest, and other miscellaneous items.  The effective tax rates for the three and nine month periods ended September 30, 2005 of 8.4% and 4.6%, respectively, consist of provisions for alternative minimum tax, state income taxes, other miscellaneous items, and the utilization of valuation allowance.  During 2005 management removed the valuation allowance on all net deferred tax assets with the exception of loss carryforwards in foreign and certain state jurisdictions, and the 2005 effective tax rate reflects the benefit associated with this valuation allowance reduction.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding and other dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$16.6	$50.3	$90.1	$152.7

Denominator:
Weighted average shares outstanding-basic	30.6	30.3	30.5	29.9
Effect of dilutive stock options and restricted stock	0.7	0.6	0.6	0.4

Weighted average shares - diluted	31.3	30.9	31.1	30.3

Net income per share - basic	$0.54	$1.66	$2.95	$5.11

Net income per share - diluted	$0.53	$1.63	$2.89	$5.04

NOTE 12 – DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit expense for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Pension Benefits
	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$0.6	$0.3	$1.9	$0.9
Interest cost	1.4	1.4	4.2	4.2
Expected return on plan assets	(1.5)	(1.3)	(4.4)	(3.9)
Amortization of prior service cost	—	—	0.1	—
Expected cost of termination benefits	0.1	—	0.2	—
Recognized net actuarial loss	0.8	0.8	2.2	2.4
Net periodic benefit expense	$1.4	$1.2	$4.2	$3.6

	Other Post-Retirement Benefits
	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$0.2	$0.2	$0.9	$0.6
Interest cost	0.3	0.3	1.4	0.9
Recognized net actuarial loss	0.2	—	0.5	—
Net periodic benefit expense	$0.7	$0.5	$2.8	$1.5

The Company made contributions of $10.5 million to the pension obligation in the nine months ended September 30, 2006.

NOTE 13 — BUSINESS SEGMENTS DATA

The following table presents segment information.  The “Corporate/Other” column includes corporate related items and other insignificant nonsegments:

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Three months ended September 30, 2006
Net revenues	$266.2	$44.0	$25.9	$—	$336.1
Segment operating income (loss)	32.2	(1.9)	(2.3)	(4.8)	23.2
Depreciation and amortization	5.1	2.0	0.2	—	7.3
Total assets	547.9	148.6	22.0	270.1	988.6
Capital expenditures	8.0	1.4	—	0.2	9.6

Three months ended September 30, 2005
Net revenues	$266.7	$37.4	$20.0	$—	$324.1
Segment operating income (loss)	63.1	(3.6)	(0.7)	(2.2)	56.6
Depreciation and amortization	4.8	2.1	0.1	—	7.0
Total assets	510.2	157.6	19.4	243.0	930.2
Capital expenditures	3.8	0.2	—	—	4.0

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Nine months ended September 30, 2006
Net revenues	$836.9	$133.8	$72.1	$—	$1,042.8
Segment operating income (loss)	158.3	(0.2)	(2.3)	(11.0)	144.8
Depreciation and amortization	14.8	6.0	0.5	0.1	21.4
Total assets	547.9	148.6	22.0	270.1	988.6
Capital expenditures	25.0	4.9	—	0.4	30.3

Nine months ended September 30, 2005
Net revenues	$746.7	$136.7	$64.2	$—	$947.6
Segment operating income (loss)	161.2	(0.7)	3.7	(4.4)	159.8
Depreciation and amortization	13.9	6.5	0.4	0.1	20.9
Total assets	510.2	157.6	19.4	243.0	930.2
Capital expenditures	9.0	1.3	—	0.1	10.4

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, the Company had long-term purchase commitments totaling $37.7 million to acquire natural gas at specified minimum volumes and at fixed prices through January 2008.

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

During the last seven years, Steel has been named as one of a number of defendants in 47 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  Of the 47 lawsuits, 23 have been settled or are pending settlement for approximately $0.4 million in the aggregate and 15 have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary, Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Five of these lawsuits have been dismissed and one was settled for less than $0.1 million.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).

In addition, Zink LLC has been named in twelve lawsuits in which the plaintiffs, six of whom have mesothelioma, allege exposure to asbestos in Zink’s products (four of these have been dismissed).  Koch is seeking indemnification from Lone Star with respect to the eight pending lawsuits alleging exposure to asbestos.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.

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

NOTE 15 – EARLY EXTINGUISHMENT OF DEBT

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

NOTE 16 – SUBSEQUENT EVENTS

On October 24, 2006, Lone Star announced that it had entered into a definitive agreement to form a joint venture (“Apolo Joint Venture”) with Grupo Peixoto de Castro (“GPC”), a Brazilian-based holding company with businesses in the steel, oil, petrochemical, chemical, real estate and financial industries.  Under the agreement, Lone Star will acquire a 50 percent ownership stake in Apolo Mecanica e Estruturas LTDA (“Apolo Tubulars”), an oilfield tubular products facility in southeastern Brazil that is operated by Apolo (“Apolo”), for approximately $42 million.  The remaining 50 percent ownership stake will be held by GPC, and profits from the Apolo Joint Venture will be shared equally between the two partners.

Through its investment in the Apolo Joint Venture, Lone Star will acquire the ability to participate in meeting the growing demand for oil country tubular goods and line pipe in Brazil and other rapidly expanding South American markets.  This transaction is a natural extension of the strategic alliance that Lone Star’s primary operating company, Lone Star Steel Company, has with Apolo, which will remain in force and will continue to give Lone Star exclusive marketing rights in North America for Apolo’s tubular products.

Also on October 24, 2006, Lone Star announced that its Board of Directors had authorized the open-market purchase of its common stock from time to time for a total investment not to exceed $100 million, which expires at the end of 2007.  Shares purchased by Lone Star will be added to treasury shares and may be used in Lone Star’s long term incentive plan and for other corporate purposes.

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

Lone Star Technologies, Inc., a Delaware corporation, is:

•                  a leading domestic manufacturer and marketer of high quality welded “oil country tubular goods,” or “OCTG,” which are steel tubular products used in the completion of and production from oil and natural gas wells;

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

Lone Star began producing and marketing oil country tubular goods and other tubular products over 50 years ago, and the holding company was incorporated in 1986.  As used in this report, the terms “we,” “us,” “our” and “Lone Star” refer to Lone Star Technologies, Inc. and its subsidiaries and affiliates unless the context indicates otherwise.

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

Expectation for continued high crude oil prices and high natural gas prices in the first nine months of 2006 led to increased drilling activity and related demand for our oilfield products and services.  The spot West Texas Intermediate (“WTI”) price averaged near $70 per barrel in the third quarter of 2006, an increase of approximately $7 per barrel over the prior year third quarter average.  The U.S. Energy Information Administration (“EIA”) expects the WTI crude oil average price for the remainder of 2006 to be approximately $63 per barrel and the full year 2007 average to be approximately $66 per barrel.  However, the average spot price of natural gas decreased during the third quarter of 2006 to approximately $6.26 mcf.  This led to some decreases in OCTG demand from distributors late in the third quarter.  The EIA expects natural gas spot prices to increase to an average of $6.64 per thousand cubic feet (“mcf”) for the remainder of 2006 and to an average of $7.53 per mcf in 2007.

Source:  Energy Information Agency, United States Department of Energy

According to Baker Hughes, the active rig count in the United States continued to climb in the third quarter of 2006.  The number of active rigs averaged 1,717 for the third quarter of 2006 compared to an average of 1,632 for the second quarter of 2006 and 1,432 rigs for the third quarter of 2005.   The active rig count ended the third quarter of 2006 at 1,744 compared to 1,666 active rigs at June 30, 2006 and 1,471 active rigs at December 31, 2005.  We believe these factors along with the expectation of continued high crude oil and natural gas prices will continue to positively impact demand for our oilfield products and services.

Both revenues and shipments of specialty tubing products were lower in the nine months ended September 30, 2006 compared to the same period in 2005. However, the Purchasing Manager’s Index (“PMI”) remained above 50 percent during the third quarter of 2006.  A PMI index above 50 percent generally indicates that the manufacturing economy is expanding.  We believe that near-term demand for our specialty tubing products will continue to benefit from the continued expansion of the domestic manufacturing economy.

Average U.S. Active Rig Count

Source:  Baker-Hughes, Inc.

Joint Venture

Lone Star announced on August 15, 2006 that it had entered into a definitive agreement to form a joint venture (“Joint Venture”) with Hunan Valin Steel Tube & Wire Co., Ltd. (“Valin Tube and Wire”), one of China’s largest steelmakers. Under the agreement, Lone Star would acquire a 40% stake in one of Valin Tube and Wire’s subsidiaries, Hengyang Valin MPM Steel Tube Co. Ltd. (“MPM”), for a consideration of $132 million (approximately RMB 1,059 million) in cash. Lone Star would also provide significant technical and related operational support for the Joint Venture. Lone Star contemplates a series of future transactions related to the steel tube assets of Valin Tube and Wire in Hengyang, Hunan Province with the expectation that Lone Star would eventually contribute up to an aggregate of $238 million (approximately RMB 1,909 million) for 47% of the Joint Venture. All transactions being contemplated are subject to relevant regulatory approvals and consents.

Upon injection of the $132 million into the Joint Venture, Lone Star and Valin Tube and Wire will also jointly establish a sales company (“Sales Company”) with an initial equity investment of $15 million each to manage the North American sales and marketing of tubular products produced by the Joint Venture. Lone Star will have exclusive marketing and sales rights in North America to a minimum of 200,000 tons annually of oilfield tubular products produced by the Joint Venture.

Valin Tube and Wire steel tube and related assets in Hengyang have an estimated annual manufacturing capacity of approximately one million pipe tons. The Joint Venture will also have small- and large-diameter billet casting capabilities, including two electric arc furnace melt shops, and oilfield tubular finishing capabilities. The new pipe mill and related melt shop became fully operational early this year.

Lone Star expects to achieve a number of important strategic, operational and financial benefits from this transaction, including:

•                  An expanded product offering that will encompass a full range of seamless and welded oilfield tubular products, significantly enhancing Lone Star’s ability to provide oilfield products and service solutions to its customers worldwide;

•                  Access through the Joint Venture to a stable supply of high-quality, globally competitive seamless tubular products and services;

•                  A substantial equity stake in seamless pipe mills (melt shops through product finishing), including a newly-built, state-of-the-art seamless pipe manufacturing and OCTG finishing plant;

•                  Participation in the Chinese oilfield tubular markets;

•                  Opportunities for growth in the specialty tubing (mechanical) sector; and

•                  Enhanced, sustainable long-term revenue generation and value creation potential, including expected EPS accretion in 2007.

RESULTS OF OPERATIONS

Consolidated net revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended September 30,
	2006		2005
	$	%	$	%
Oilfield	266.2	79	266.7	82
Specialty tubing	44.0	13	37.4	12
Flat rolled steel and other	25.9	8	20.0	6

Consolidated net revenues	336.1	100	324.1	100

	For the Nine Months Ended September 30,
	2006		2005
	$	%	$	%
Oilfield	836.9	80	746.7	79
Specialty tubing	133.8	13	136.7	14
Flat rolled steel and other	72.1	7	64.2	7

Consolidated net revenues	1,042.8	100	947.6	100

Shipments of products are as follows:

	For the Quarter Ended September 30,
	2006		2005
	Tons	%	Tons	%
Oilfield	176,100	72	172,000	75
Specialty tubing	23,400	10	21,500	9
Flat rolled steel and other	43,000	18	37,100	16

Total shipments	242,500	100	230,600	100

	For the Nine Months Ended September 30,
	2006		2005
	Tons	%	Tons	%
Oilfield	554,500	74	499,500	73
Specialty tubing	72,800	10	76,800	11
Flat rolled steel and other	124,600	16	107,100	16

Total shipments	751,900	100	683,400	100

At September 30, 2006, we valued approximately 81% of our inventories at the lower of cost or market determined on the last-in, first-out (“LIFO”) inventory valuation method.  In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the first-in, first-out (“FIFO”) method.  In periods of decreasing costs, the results are generally the opposite.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our consolidated results of operations.  This table is provided solely for the purpose of providing comparisons to other companies that may use the FIFO method of inventory valuation.  These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO reserve adjustment as disclosed in the notes to the Condensed Consolidated Financial Statements for the periods ended September 30, 2006 and 2005 for each period presented below ($ in millions).

	For the Quarter ended September 30,
	2006		2005
	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$295.8	$270.8	$254.3	$258.2
Net income	$16.6	$32.7	$50.3	$46.7
Diluted earnings per share	$0.53	$1.04	$1.63	$1.51

	For the Nine Months ended September 30,
	2006		2005
	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$849.9	$831.2	$751.7	$716.1
Net income	$90.1	$102.3	$152.7	$186.7
Diluted earnings per share	$2.89	$3.29	$5.04	$6.16

Oilfield Products

Our oilfield products consist of OCTG, line pipe, couplings, and OCTG finishing, inspection, and logistics services.  The table below illustrates the impact of volume changes and average price changes on oilfield product revenues for the three and nine month periods ended September 30, 2006 ($ in millions).

Oilfield
Quarter ended September 30, 2005	$266.7

Change due to shipment volume	6.2

Change due to price	(6.7)

Quarter ended September 30, 2006	$266.2

For the nine months ended September 30, 2005	$746.7

Change due to shipment volume	83.0

Change due to price	7.2

For the nine months ended September 30, 2006	$836.9

Oilfield revenues for the three months ended September 30, 2006 were consistent with the same period in 2005.  Oilfield products experienced a 3% decrease in average oilfield product pricing partially offset by a 2% increase in shipment volumes for the third quarter of 2006 compared to the same period in 2005.  Total oilfield revenues for the first nine months of 2006 increased 12% compared to the first nine months of 2005 principally due to a 11% increase in shipments and a 1% increase in average oilfield product pricing.

The largest component of the oilfield products segment is OCTG.  OCTG revenues were up 5% in the nine month period ended September 30, 2006 compared to the same period of the prior year due principally to improved demand for carbon-grade casing and tubing associated with increased drilling activity. Within OCTG, shipment volumes of alloy-grade OCTG declined 14% in the nine months ended September 30, 2006 when compared to the same period in 2005 while carbon-grade OCTG shipment volumes increased by 36% for the same period.  The decrease in alloy-grade OCTG is partially attributable to a shift from the large diameter alloy-grade products used primarily in Gulf of Mexico applications due to reduced drilling activity following the hurricanes and reduced demand as rigs are being moved from the Gulf of Mexico to international locations.  Also within OCTG, pricing for alloy-grade OCTG rose 11% for the nine months ended September 30, 2006, partially offset by an 8% average price decrease for carbon-grade OCTG.

Shipment volumes of line pipe increased by 12% in the third quarter of 2006 compared to the third quarter of 2005 while average pricing was 10% higher.  Shipment volumes of line pipe increased by 41% for the nine month period ended September 30, 2006 compared to the same period in 2005 while pricing increased by approximately 4%.  Demand for the three and nine month periods ended September 30, 2006 was up over the same period in 2005 as new gathering systems associated with new natural gas transmission pipelines have increased requirements for line pipe 16 inches and smaller.

Specialty Tubing Products

The table below illustrates the impact of volume changes and average price changes on specialty tubing product revenues for the quarter and nine months ended September 30, 2006 ($ in millions).

Specialty Tubing
Quarter ended September 30, 2005	$37.4

Change due to shipment volume	3.6

Change due to price	3.0

Quarter ended September 30, 2006	$44.0

For the nine months ended September 30, 2005	$136.7

Change due to shipment volume	(7.4)

Change due to price	4.5

For the nine months ended September 30, 2006	$133.8

Specialty tubing product revenues increased 18% in the quarter ended September 30, 2006 from the same period in 2005 primarily due to an increase in shipment volumes of 9% and an increase in average specialty tubing pricing of 8%.  However, for the nine months ended September 30, 2006, specialty tubing revenues decreased by 2% driven by a decrease in shipment volumes of 5% partially offset by a 3% increase in average product pricing.  Reduced shipment volumes are attributable to lower demand for automotive applications and decreased steel service center purchases.  Revenues from precision mechanical tubulars, which were approximately 70% of total specialty tubing revenues, decreased during the first nine months of 2006 compared to the same period in the prior year on 5% lower shipment volumes in part due to the allocation of some of the Company’s capacity to manufacture tubular products from precision mechanical tubulars to oilfield products.  Revenues from precision mechanical tubulars for the third quarter of 2006 increased by 8% compared to revenues in the same period in 2005.  Revenues from heat recovery tubulars, which were approximately 30% of total specialty tubing revenues, increased 15% for the nine months ended September 30, 2006 compared to the same prior year period principally related to increased sales of boiler tubes.

Flat Rolled Steel and Other

The table below illustrates the impact of volume changes and average price changes on flat rolled steel and other revenues for the quarter and nine months ended September 30, 2006 ($ in millions).

Flat Rolled Steel and Other

Quarter ended September 30, 2005	$20.0

Change due to shipment volume	3.6

Change due to price	2.3

Quarter ended September 30, 2006	$25.9

For the nine months ended September 30, 2005	$64.2

Change due to shipment volume	10.1

Change due to price	(2.2)

For the nine months ended September 30, 2006	$72.1

Flat rolled steel and other revenues were up 30% and 12% for the three and nine months ended September 30, 2006, respectively, due to increased shipment volumes of 16% for each period.   Flat rolled steel and other revenues approximated 8% and 7% of total revenues for the quarter and nine months ended September 30, 2006, respectively.

Other Operating Analysis

The gross profit for the three and nine months ended September 30, 2006 was $40.3 million and $192.9 million, respectively, compared to $69.8 million and $195.9 million for the same 2005 periods.  The gross margin percentage decreased from 22% for the third quarter of 2005 to 12% for the current year third quarter.  The gross margin percentage decreased to 18% for the nine months ended September 30, 2006 compared to 21% for the same period in 2005.  The gross margin decreased due to a shift in the mix of oilfield products in the third quarter of 2006 which included a higher percentage of lower margin carbon grade OCTG versus higher margin alloy grade OCTG.  In addition, average steel costs, the largest component of cost of goods sold, were up 6% in the quarter ended September 30, 2006 compared to the 2005 average.  Steel costs in the quarter ended September 30, 2006 compared to the same quarter in 2005 were up 21%.  We continue to closely monitor our raw material costs including their impact on our margins.

The decrease in gross profits directly impacted operating results for the three and nine months ended September 30, 2006, which resulted in operating income of $23.2 million and $144.8 million, respectively, compared to operating income of $56.6 million and $159.8 million in the three and nine months ended September 30, 2005, respectively.

In the three and nine months ended September 30, 2006, SG&A costs increased approximately 30% and 33%, respectively, compared to the three and nine months ended September 30, 2005, but remained fairly consistent as a percentage of revenues principally due to the significant increase in our revenues.  The increase in SG&A costs is principally due to increases in wages, salaries, incentive compensation, and related benefits related to the increase in our business activities; increases in professional fees for several corporate purposes including the Joint Venture; and increases in other miscellaneous SG&A expenses.

Interest income increased $0.5 million and $5.1 million for the three and nine months ended September 30, 2006, respectively, from the same periods in 2005 due to a $52.0 million increase in investments in debt securities from $125.4 million at September 30, 2005.

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

Interest expense decreased $3.7 million and $5.3 million for the three and nine months ended September 30, 2006, respectively, due to the decreased debt outstanding from the June 1, 2006 extinguishment of the $150.0 million of Senior Notes.

Other income for the nine month period ended September 30, 2006 decreased by $7.4 million from $9.2 million for the corresponding period in 2005.  During the second quarter of 2005, the Company announced that Steel and Tubos del Caribe, S.A. (“Tubocaribe”), a Columbian manufacturer of OCTG and line pipe, had terminated their strategic alliance, following a change in ownership of Tubocaribe.  The agreement was due to expire in October 2006.  As consideration for the early termination of the agreement, in the fourth quarter of 2005, Tubocaribe delivered, without charge to Steel, an agreed quantity of OCTG with an estimated value of $7.8 million.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur.  This estimate is re-evaluated each quarter based on Lone Star’s estimated tax expense for the year.  The income tax expense for the third quarter of 2006 was $9.2 million compared to the prior year third quarter income tax expense of $4.6 million.  The income tax expense for the nine months ended September 30, 2006 was $48.5 million compared to income tax expense of $7.4 million for the prior year period. The effective tax rates for the three and nine month periods ended September 30, 2006 of 35.7% and 35.0%, respectively, consist of a provision for federal and state taxes, benefits from tax-exempt interest, and other miscellaneous items.  The effective tax rates for the three and nine month periods ended September 30, 2005 of 8.4% and 4.6%, respectively, consist of provisions for alternative minimum tax, state income taxes, other miscellaneous items, and the reduction of valuation allowance.  During 2005, management removed the valuation allowance on all net deferred tax assets with the exception of loss carryforwards in foreign and certain state jurisdictions, and the 2005 effective tax rate reflects the benefit associated with this valuation allowance reduction.

FINANCIAL CONDITION AND LIQUIDITY

We have historically funded our business from our operating activities.  We believe that this along with our cash balances, investments in debt securities, and our unused credit facility will provide the liquidity necessary to fund our operational cash requirements for the remainder of 2006.

The following table summarizes our capital resources ($ in millions):

	At September 30,
	2006	2005
Cash and cash equivalents	$38.7	$66.7
Investments in debt securities	$177.4	$125.4

Working capital	$549.5	$519.9
Unused credit facility	$123.2	$124.0

As of September 30, 2006, our cash and cash equivalents plus investments in debt securities totaled $216.1 million, compared to cash and cash equivalents plus investments in debt securities of $192.1 million at September 30, 2005.  The increase in our cash and cash equivalents and our investments in debt securities are directly related to our increase in net revenues and results from operations for the past twelve months offset by the redemption of our Senior Notes.

Cash provided by operating activities was $141.6 million for the nine months ended September 30, 2006, compared to $76.1 million in the same prior year period primarily due to net income of $90.1 million, increased accounts payable and accrued liabilities of $68.0 million and increased deferred taxes of $13.3 million from December 31, 2005 partially offset by an increase in inventories of $64.2 million from December 31, 2005.

Cash used in investing activities during the nine months ended September 30, 2006, totaled $54.2 million compared to $75.5 million in the same prior year period and was due to the purchase of investments in debt securities totaling $319.0 million, offset by proceeds and maturities of available-for-sale investments totaling $295.1 million.  Additionally, capital expenditures for the nine months ended September 30, 2006 increased by $19.9 million compared to the same period in 2005.

Cash used in financing activities for the nine months ended September 30, 2006 totaled $150.9 million due to the redemption of the Senior Notes compared to cash provided by financing activities for the nine months ended September 30, 2005 of $35.9 million received from the exercise of stock options.

Lone Star’s amended and restated credit facility provides for total available borrowings of $125.0 million, which   can be used for general corporate purposes.  Under the agreement, Lone Star can borrow an amount based on a percentage of eligible accounts receivable and inventories reduced by outstanding letters of credit, which totaled $1.8 million at September 30, 2006.  Total availability under the credit facility was $123.2 million at September 30, 2006.  The credit facility expires on December 16, 2006, but management expects that the lenders will extend it with increased total available borrowings and generally comparable terms.

As discussed in the subsequent events footnote to the financial statements, on October 24, 2006, Lone Star announced that it had entered into a definitive agreement to form a joint venture (“Apolo Joint Venture”) with Grupo Peixoto de Castro (“GPC”). Additionally, Lone Star announced that its Board of Directors had authorized the open-market purchase of its common stock from time to time for a total investment not to exceed $100 million, which expires at the end of 2007.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

At September 30, 2006, we had contractual cash obligations to make payments under leases, purchase obligations, obligations to fund pension obligations, and commercial commitments in the form of unused lines of credit.  Cash payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period (1)
Contractual Obligations	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	9.1	3.5	4.8	0.8	—
Purchase obligations	37.7	34.5	3.2	—	—
Other long-term obligations	—	—	—	—	—

Total Contractual Obligations	$46.8	$38.0	$8.0	$0.8	$—

(1)          The table does not include an estimate for income tax payments which we are required to make but not required to include above.

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	Thereafter
Unused credit facility	$123.2	$123.2	$—	$—	$—

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Standards Accounting Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or expect to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts.  FIN 48 is effective for public companies for annual periods that begin after December 15, 2006.  The Company is currently reviewing FIN 48 and evaluating its potential impact.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) ( “SFAS No. 158” ). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  The new measurement date requirement applies for fiscal years ending after December 15, 2008.  We are currently evaluating the impact that the implementation of SFAS No. 158 will have on our financial statements.

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

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk.  There were no borrowings outstanding at September 30, 2006.

Foreign sales are made mostly from Lone Star’s foreign sales subsidiaries in the local countries and are not typically denominated in that currency.  Any gains or losses from currency translation have not been material.  Lone Star does not hedge foreign currency exposure.

ITEM 4.                                 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Lone Star’s management, including its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined by Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  There has been no change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                 LEGAL PROCEEDINGS

During the last seven years, Steel has been named as one of a number of defendants in 47 lawsuits alleging that certain individuals were exposed to asbestos on the defendants’ premises.  The plaintiffs are seeking unspecified damages.  Of the 47 lawsuits, 23 have been settled or are pending settlement for approximately $0.4 million in the aggregate and 15 have been dismissed or are pending dismissal.  Steel did not manufacture or distribute any products containing asbestos.  Some or all of these claims may not be covered by the Company’s insurance.  The Company has accrued for the estimated exposure to known claims, but does not know the extent to which future claims may be filed.  Therefore, the Company cannot estimate its exposure, if any, to unasserted claims.

Beginning in 2003, Lone Star’s subsidiary, Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in seven lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Five of these lawsuits have been dismissed and one was settled for less than $0.1 million.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).

In addition, Zink LLC has been named in twelve lawsuits in which the plaintiffs, six of whom have mesothelioma, allege exposure to asbestos in Zink’s products (four of these have been dismissed).  Koch is seeking indemnification from Lone Star with respect to the eight pending lawsuits alleging exposure to asbestos.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.

ITEM 6.                        EXHIBITS

10.1	Tenth Amendment, dated as of June 30, 2006, to Amended and Restated Financing Agreement dated October 8, 2001.
31.1	Certification of Mr. Rhys J. Best pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. Charles J. Keszler pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONE STAR TECHNOLOGIES, INC.

		.	By:	/s/ Charles J. Keszler
(Charles J. Keszler)
Dated:	October 25, 2006			Vice President and Chief Financial Officer