Form 10-Q
period 2007-03-31
LONE STAR TECHNOLOGIES INC
filed 2007-05-01
CIK 791348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐. No ☒.

As of April 16, 2006, the number of shares of Common Stock outstanding at $1.00 par value per share was 30,796,965.

LONE STAR TECHNOLOGIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(unaudited; $ and shares in millions, except per share data)

	For the Quarter Ended
	March 31,
	2007	2006
Net revenues	$311.0	$350.9
Cost of goods sold	278.2	270.1
Gross profit	32.8	80.8
Selling, general and administrative expenses	19.1	15.6
Operating income	13.7	65.2
Interest income	1.4	3.0
Interest expense	(0.9)	(3.7)
Other income	0.4	0.9
Other expense	(0.2)	(0.3)
Income before income tax	14.4	65.1
Income tax expense	(4.5)	(23.8)
Equity in earnings (loss) from joint ventures	(0.7)	—
Net income	$9.2	$41.3

Per common share - basic:
Net income available to common shareholders	$0.30	$1.36

Per common share - diluted:
Net income available to common shareholders	$0.30	$1.33

Weighted average shares outstanding:
Basic	30.4	30.4
Diluted	30.9	31.1

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in millions, except share data)

	March 31,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash and cash equivalents	$16.0	$46.0
Short-term investments	115.3	120.4
Accounts receivable, less allowances of $1.5 and $1.5, respectively	143.1	135.9
Inventories	414.3	384.9
Deferred tax asset	22.9	20.4
Other current assets	8.8	8.3
Total current assets	720.4	715.9

Property, plant, and equipment, net	211.2	213.3
Investments in joint ventures	45.1	45.0
Goodwill	40.9	40.9
Other noncurrent assets	17.8	17.2
Total assets	$1,035.4	$1,032.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$133.5	$152.6
Accrued liabilities	74.5	55.3
Total current liabilities	208.0	207.9

Postretirement benefit obligations	40.4	39.8
Deferred tax liability	11.3	11.6
Other noncurrent liabilities	23.1	20.6
Total liabilities	282.8	279.9

Commitments and contingencies (See Note 14)

Shareholders’ Equity:
Preferred stock, $1 par value (authorized: 10,000,000 shares, issued: none)	—	—
Common stock, $1 par value (authorized: 80,000,000 shares, issued: 31,226,089 and 31,040,874, respectively)	31.2	31.0
Capital surplus	440.3	438.5
Accumulated other comprehensive loss	(37.5)	(37.4)
Retained earnings	338.6	329.4
Treasury stock, at cost (423,886 and 181,249 common shares, respectively)	(20.0)	(9.1)
Total shareholders’ equity	752.6	752.4
Total liabilities and shareholders’ equity	$1,035.4	$1,032.3

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; $ in millions)

	For the Three Months
	Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$9.2	$41.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7.4	7.0
Non-cash charge for stock compensation	1.2	1.9
Deferred taxes	(2.9)	7.7
Changes in operating assets and liabilities:
Accounts receivable	(7.2)	10.3
Inventories	(29.4)	(7.3)
Other current assets	(0.5)	(0.9)
Excess tax benefit from share-based compensation	(0.3)	—
Accounts payable and accrued liabilities	0.8	43.1
Other	2.3	2.6
Net cash (used in) provided by operating activities	(19.4)	105.7

Cash flows from investing activities:
Capital expenditures	(5.1)	(7.3)
Purchase of investments	(26.4)	(211.4)
Proceeds from sales of investments	18.9	160.2
Maturities of investments	12.6	5.1

Net cash (used in) provided by investing activities	—	(53.4)

Cash flows from financing activities:
Proceeds from exercise of options	0.5	2.0
Excess tax benefit from share-based compensation	0.3	—
Purchase of treasury stock	(10.9)	—

Net cash (used in) provided by financing activities	(10.1)	2.0

Effect of foreign exchange rate changes on cash	(0.5)	—

Net increase (decrease) in cash and cash equivalents	(30.0)	54.3
Cash and cash equivalents, beginning of period	46.0	102.2
Cash and cash equivalents, end of period	$16.0	$156.5

See Notes to Condensed Consolidated Financial Statements.

LONE STAR TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position as of March 31, 2007 and the cash flows and the income statements for the three months ended March 31, 2007 and 2006.  Unaudited financial statements are prepared on a basis substantially consistent with those audited for the year ended December 31, 2006.  The principal operating companies of Lone Star Technologies, Inc. (“Lone Star,” or the “Company”) are Lone Star Steel Company, L.P. (“Steel”), Fintube Technologies, Inc. (“Fintube”), and Star Energy Group, Inc. (“Star Energy Group”), which is comprised of Bellville Tube Company, L.P. (“Bellville”), Wheeling Machine Products, L.P. (“Wheeling”), Delta Tubular Processing, L.P. (“DTP”), and Delta Tubular International, L.P. (“DTI”).  Lone Star also has a joint venture with Apolo Mecanica e Estruturas LTDA, a leading Brazilian supplier of welded casing, tubing, line pipe, and other tubular products and another joint venture with Welspun Group for 40% of a large diameter spiral welded line pipe manufacturing facility to be constructed in the United States during 2007 and expected to be operational in 2008.  The results of operations for the interim periods presented may not be indicative of total results for the full year.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the United States Securities and Exchange Commission.  However, management believes that the disclosures contained herein are adequate to make the information presented not misleading.  The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in Lone Star’s Annual Report on Form 10-K for the year ended December 31, 2006.  In these Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in millions of dollars and shares, respectively, except per share amounts and unless otherwise noted.

Lone Star uses estimates and assumptions required for preparation of the financial statements.  The estimates are primarily based on historical experience and business knowledge and are revised as circumstances change; however, actual results could differ from the estimates.

NOTE 2 – ACQUISITION OF LONE STAR BY UNITED STATES STEEL CORPORATION

Lone Star announced on March 29, 2007 that it had entered into a definitive agreement under which United States Steel Corporation (“U.S. Steel”) will acquire Lone Star.  Under the terms of the definitive agreement, U.S. Steel will acquire all of the outstanding shares of Lone Star for $67.50 per share in cash — an aggregate value of approximately $2.1 billion.  U.S. Steel will pay for the acquisition through a combination of cash on hand and financing obtained under its existing receivables purchase program and three new fully committed bank credit facilities provided by JPMorgan.  The transaction is subject to the approval of Lone Star’s shareholders and other customary closing conditions, including regulatory approvals, and is expected to close in the second or third quarter of 2007.

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination.  Measurement (Step 2) is only addressed if Step 1 has been satisfied.  Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement.  FIN 48’s use of the term “more likely than not” in Steps 1 and 2 is consistent with how the term is used in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) (i.e. the likelihood of an occurrence greater than 50%).  FIN 48 applies to all tax positions related to income taxes subject to SFAS 109.  The Company adopted FIN

48 as of January 1, 2007 as required.  The cumulative adjustment to beginning retained earnings related to the implementation of FIN 48 was immaterial.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006 and were reported in our  Form 10-K for the year ended December 31, 2006 in Employee Benefit Plans — Note J.  The new measurement date requirement applies for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  -- Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market value.  Cost is determined using the last-in, first-out (“LIFO”) method for approximately 82% of the Company’s total current inventories after LIFO reserve at March 31, 2007 and December 31, 2006, respectively.  The cost of remaining inventories is determined using the average cost method.  Inventories include raw materials, labor, overhead and certain supplies.  The components of inventory at March 31, 2007 and December 31, 2006 were as follows (in millions):

	March 31, 2007	December 31, 2006
Raw materials	$110.5	$147.1
Work-in-process	156.3	158.9
Finished goods	275.3	217.0
Materials, supplies and other	38.6	36.6
Total inventories at FIFO	580.7	559.6
Reserve to reduce inventories to LIFO value	(161.4)	(169.6)
Total inventories	419.3	390.0
Amount included in other noncurrent assets	(5.0)	(5.1)
Inventories	$414.3	$384.9

NOTE 5 – INVESTMENTS

Investments in held-to-maturity and available-for-sale debt securities were as follows at March 31, 2007 and December 31, 2006 (in millions):

	March 31, 2007
	Amortized Cost	Gross Unrealized Gains/Losses	Estimated Fair Value
Available-for-Sale Securities (carried at fair value):
Municipal securities	$60.9	$—	$60.9
Debt securities	54.4	—	54.4
	115.3	—	115.3

Total investments in debt securities	$115.3	$—	$115.3

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains/Losses	Estimated Fair Value
Available-for-Sale Securities (carried at fair value):
Municipal securities	$65.9	$—	$65.9
Debt securities	54.5	—	54.5
	120.4	—	120.4

Total investment in debt securities	$120.4	$—	$120.4

Available-for-sale securities are reported at fair value with unrealized gains and losses recorded in comprehensive income.   Proceeds from sales of available-for-sale securities were $18.9 million for the three months ended March 31, 2007, with no realized gain or loss.  All available-for-sale securities were classified as short-term investments at March 31, 2007 and December 31, 2006.

NOTE 6 – PRODUCT WARRANTIES

Lone Star’s products are used in applications that are subject to inherent risks including well failures, performance deficiencies, line pipe leaks, personal injury, property damage, environmental contamination, and/or loss of production.  The Company warrants its products to meet certain specifications.  Actual or claimed deficiencies from these specifications may give rise to claims and the Company maintains a reserve for asserted and unasserted warranty claims. The warranty claim exposure is evaluated using historical claim trends and information available on specifically known claims.  The Company also maintains product and excess liability insurance subject to certain deductibles that limits the exposure to these claims.  The Company considers the extent of insurance coverage in its estimate of the reserve.  Typically, this reserve is not subject to significant fluctuations from period-to-period. However, the incurrence of an unusual amount of claims could alter the Company’s exposure and the related reserve.  The following table identifies changes in warranty reserves for the three months ended March 31, 2007 and 2006 (in millions):

	For the Three Months Ended
	March 31,
	2007	2006
Beginning balance	$3.4	$3.0
Warranty expense accruals	2.2	1.6
Warranty settlements	(1.6)	(0.3)
Ending balance	$4.0	$4.3

NOTE 7 – STOCK-BASED COMPENSATION PLANS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supercedes APB 25.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, Lone Star is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide services in exchange for the award.  The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.  Lone Star adopted SFAS 123R on January 1, 2006 using the modified prospective method and recorded $1.9 million and $1.2 million of non-cash charges for stock compensation related to amortization of the fair value of restricted stock and unvested stock options for the quarters ended March 31, 2006, and 2007, respectively.

NOTE 8 – GOODWILL

Goodwill identified with Lone Star’s oilfield segment resulted from the acquisitions of Bellville, DTP, DTI, and a minority interest in Steel.  Goodwill identified with Lone Star’s specialty tubing segment resulted from the acquisition of Fintube.  Goodwill allocated to the oilfield and specialty tubing segments was $14.9 million and $26.0 million, respectively, at both March 31, 2007 and December 31, 2006.  There were no changes in the carrying amount of goodwill during the three months ended March 31, 2007.  Goodwill is tested for impairment annually on the December 1 measurement date, or on an interim basis between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

NOTE 9 – SHAREHOLDERS’ EQUITY

In October 2006, the Company’s Board of Directors authorized a $100 million stock buy-back program, which will expire December 31, 2007.  Under the program, a total of 111,900 shares at a cost of $5.5 million or a weighted-average price of $48.70 were repurchased as treasury shares in the fourth quarter of 2006 and a total of 235,000    shares at a cost of $10.9 million or a weighted-average price of $46.51 were repurchased as treasury shares in the first quarter of 2007.  The additional shares held in treasury at March 31, 2007 and December 31, 2006, result from the Company’s withholding of an equivalent number of shares for federal and state taxes related to the Company’s long-term incentive employee benefit plan.  The 423,886 and 181,249 treasury shares held as of March 31, 2007 and December 31, 2006, respectively, are reported at their acquired cost.

NOTE 10 – INCOME TAXES

Income taxes have been provided for using the liability method in accordance with SFAS 109.  In accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB 28”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (“FIN 18”), the provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur.  This estimate is re-evaluated each quarter based on Lone Star’s estimated tax expense for the year.

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

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various states and foreign jurisdictions.  The Company has open tax years for the US federal return back to 1988 due to the presence of Net Operating Loss (“NOL”) carryforwards, where the IRS may not raise tax for these years, but can reduce NOLs.  For the remaining material jurisdictions, the Company is no longer subject to examinations for years before 2003.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, there was no adjustment to the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits as of the date of adoption is $1.0 million, which if recognized would affect the effective tax rate.

The Company has currently requested relief from the IRS relating to approximately $0.5 million of FIN 48 tax liability.  Resolution is expected before the end of the year.  If relief is granted, $0.5 million of income tax benefit will be recorded in the quarter of resolution.

The Company records interest and penalties related to income tax uncertainties in income tax expense and income taxes payable.  Management believes recording interest and penalties related to income tax uncertainties as income tax expense better reflects income tax expense and provides better information reporting.  As of the date of adoption, the total amount of accrued interest and penalties is immaterial.

The tax expense for the period ended March 31, 2007 is $4.5 million, which represents an effective tax rate of 31.3% for the quarter.  This compares to the prior year income tax expense of $23.8 million, which represented an effective tax rate of 36.6% for the first quarter of prior year.  The estimated effective tax rate for the period ended March 31, 2007 reflects a provision for federal and state taxes, benefits from tax-exempt interest, and other miscellaneous items.  The 2006 effective tax rate consists of a provision for federal and state taxes, and other miscellaneous items.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding and other dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in millions except per share amounts):

	For the Quarter Ended March 31,
	2007	2006
Numerator:
Net income	$9.2	$41.3

Denominator:
Weighted average shares outstanding - basic	30.4	30.4
Effect of dilutive stock options and restricted stock	0.5	0.7

Weighted average shares - diluted	30.9	31.1

Net income per share - basic	$0.30	$1.36

Net income per share - diluted	$0.30	$1.33

NOTE 12 – DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The components of net periodic benefit expense for the three months ended March 31, 2007 and 2006 are as follows (in millions):

	Pension Benefits		Other Benefits
	Quarter Ended March 31,		Quarter Ended March 31,
	2007	2006	2007	2006
Service cost	$0.8	$0.6	$0.3	$0.2
Interest cost	1.4	1.4	0.3	0.4
Expected return on plan assets	(1.7)	(1.5)	—	—
Amortization of prior service cost	—	—	—	—
Expected cost of termination benefits	—	0.1	—	—
Recognized net actuarial loss	0.4	0.8	0.1	0.1
Net periodic benefit expense	$0.9	$1.4	$0.7	$0.7

The Company did not make any contributions to the pension obligation in the three months ended March 31, 2007.

NOTE 13 – BUSINESS SEGMENTS DATA

The following table presents segment information.  The “Corporate/Other” column includes corporate related items and other insignificant nonsegments (in millions):

	Oilfield	Specialty Tubing	Flat Rolled Steel and Other Tubular Goods	Corporate / Other	Total
Three months ended March 31, 2007
Net revenues	$245.1	$48.3	$17.6	$—	$311.0
Segment operating income (loss)	23.1	(2.0)	(0.8)	(6.6)	13.7
Depreciation and amortization	5.2	2.1	0.1	—	7.4
Total assets	679.0	180.3	18.0	158.1	1,035.4
Capital expenditures	3.9	1.0	—	0.2	5.1

Three months ended March 31, 2006
Net revenues	$285.1	$43.6	$22.2	$—	$350.9
Segment operating income (loss)	67.6	0.6	(0.2)	(2.8)	65.2
Depreciation and amortization	4.9	1.9	0.1	0.1	7.0
Total assets	491.0	137.2	18.1	421.0	1,067.3
Capital expenditures	6.1	1.1	—	0.1	7.3

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, the Company had long-term purchase commitments totaling $20.1 million to acquire natural gas at specified minimum volumes and at fixed prices through January 2008.

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

Beginning in 2003, Lone Star’s subsidiary, Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in eight lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Five of these lawsuits have been dismissed and one was settled for less than $0.1 million.  Lone Star acquired the stock of Zink in

1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).

In addition, Zink LLC has been named in fifteen lawsuits in which the plaintiffs, nine of whom have mesothelioma, allege exposure to asbestos in Zink’s products (six of these have been dismissed).  Koch is seeking indemnification from Lone Star with respect to the nine pending lawsuits alleging exposure to asbestos.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.

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

Lone Star announced on March 29, 2007, that it had entered into a definitive agreement under which U.S. Steel will acquire Lone Star. On March 29, 2007, Frank Capovilla, on behalf of himself and holders of Lone Star Technologies, Inc.’s common stock, filed a purported shareholder class action petition in the District Court of Dallas County, Texas, under that court’s docket number DC-07-02979, against Lone Star and the individual members of our Board of Directors.  The action seeks declaratory and injunctive relief related to our potential acquisition by U.S Steel.  Specifically, the petition alleges self-dealing and breach of fiduciary duties in connection with Lone Star’s Board of Directors’ approval of the merger, and the purported plaintiffs seek: a declaration that the merger agreement is unenforceable; an injunction to enjoin the merger from going forward; and the imposition of a constructive trust in favor of the purported plaintiffs upon any benefits improperly received by the defendants.  At this early stage in litigation, the likely outcome cannot be predicted, but Lone Star intends to defend vigorously against the claims.

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

During 2006, Lone Star announced three joint ventures for the production of oilfield and other tubular products:

•                  On August 15, 2006, Lone Star entered into a definitive agreement to form a joint venture to acquire, through a series of transactions, up to 47% of two subsidiaries of Hunan Valin Steel Tube & Wire Co., Ltd., a leading Chinese producer of seamless casing, tubing, line pipe, and other tubular products.  The completion of this joint venture is subject to relevant regulatory approvals and consents, which have yet to be received.

•                  On November 30, 2006, Lone Star acquired a 50% ownership stake in Apolo Mecanica e Estruturas LTDA, a leading Brazilian supplier of welded casing, tubing, line pipe, and other tubular products.

•                  On December 20, 2006, Lone Star entered into a joint venture with Welspun Group for 40% of a large diameter spiral welded line pipe manufacturing facility to be constructed in the United States during 2007 and expected to be operational in 2008.

Proposed acquisition of Lone Star by United States Steel Corporation:

Lone Star announced on March 29, 2007 that it had entered into a definitive agreement under which United States Steel Corporation (“U.S. Steel”) will acquire Lone Star.  Under the terms of the definitive agreement, U.S. Steel will acquire all of the outstanding shares of Lone Star for $67.50 per share in cash – an aggregate value of approximately $2.1 billion.  U.S. Steel will pay for the acquisition through a combination of cash on hand and financing obtained under its existing receivables purchase program and three new fully committed bank credit facilities provided by JPMorgan.  The transaction is subject to the approval of Lone Star’s shareholders and other customary closing conditions, including regulatory approvals, and is expected to close in the second or third quarter of 2007.

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

Expectation for continued high crude oil prices combined with uncertainty regarding the direction of natural gas prices in the first three months of 2007 led to relatively unchanged drilling activity and some reduced demand for our oilfield products and services.  The spot West Texas Intermediate (“WTI”) price averaged near $57.91 per barrel in the first quarter of 2007, a decrease of approximately $2 per barrel over the prior year first quarter average.  The U.S. Energy Information Administration (“EIA”) expects the WTI crude oil average price to be approximately $64 per barrel for the full year 2007.  However, the average spot price of natural gas, while increasing somewhat during the first quarter of 2007 to approximately $7.11 per mcf, from $6.83 per mcf during the fourth quarter of 2006, remained below the average prices in the last half of 2005 and first half of 2006.  This led to cautionary OCTG demand from distributors, which began late in the third quarter of 2006, to continue during the first quarter of 2007.  The EIA expects natural gas spot prices to average of $7.83 per mcf for 2007.

Source:  Energy Information Agency, United States Department of Energy

According to Baker Hughes, the active rig count in the United States continued to climb in the first quarter of 2007.  The number of active rigs averaged 1,734 for the first quarter of 2007 compared to an average of 1,719 for the fourth quarter of 2006 and 1,517 rigs for the first quarter of 2006.   The active rig count ended the first quarter of 2007 at 1,749 compared to 1,710 active rigs at December 31, 2006 and 1,744 active rigs at September 30, 2006.  While the active rig count has been relatively unchanged since the third quarter of 2006, we believe the expectation of continued high crude oil and natural gas prices will continue to positively impact demand for our oilfield products and services.

Both revenues and shipments of specialty tubing products were higher in the three months ended March 31, 2007 compared to the same period in 2006. The Purchasing Manager’s Index (“PMI”) remained above 50 percent during the first quarter of 2007.  A PMI index above 50 percent generally indicates that the manufacturing economy is expanding.

Source:  Baker-Hughes, Inc.

Results Of Operations

Consolidated net revenues reported in the statements of income are as follows ($ in millions):

	For the Quarter Ended March 31,
	2007		2006
	$	%	$	%
Oilfield	245.1	79	285.1	81
Specialty tubing	48.3	15	43.6	13
Flat rolled steel and other	17.6	6	22.2	6

Consolidated net revenues	311.0	100	350.9	100

Shipments of products are as follows:

	For the Quarter Ended March 31,
	2007		2006
	Tons	%	Tons	%
Oilfield	174,600	76	187,000	74
Specialty tubing	26,600	11	24,000	10
Flat rolled steel and other	29,300	13	40,200	16

Total shipments	230,500	100	251,200	100

At March 31, 2007, we valued approximately 82% of our inventories at the lower of cost or market determined on the last-in, first-out (“LIFO”) inventory valuation method.  In periods of increasing costs, the LIFO method generally results in higher cost of goods sold than under the first-in, first-out (“FIFO”) method.  In periods of decreasing costs, the results are generally the opposite.

The following table illustrates the comparative effect of LIFO and FIFO accounting on our consolidated results of operations.  This table is provided solely for the purpose of providing comparisons to other companies that may use the FIFO method of inventory valuation.  These supplemental FIFO earnings reflect the after-tax effect of eliminating the LIFO reserve adjustment as disclosed in the notes to the Condensed Consolidated Financial Statements for each period presented below ($ in millions):

	For the Quarter ended March 31,
	2007		2006
	LIFO	FIFO	LIFO	FIFO
Cost of goods sold	$278.2	$286.4	$270.1	$281.1
Net income	$9.2	$3.6	$41.3	$34.3
Diluted earnings per share	$0.30	$0.12	$1.33	$1.10

Oilfield Products

Our oilfield products consist of OCTG, line pipe, couplings, and OCTG finishing, inspection, and logistics services.  The table below illustrates the impact of volume changes and average price changes on oilfield product revenues for the quarter ended March 31, 2007 ($ in millions):

Oilfield
Quarter ended March 31, 2006	$285.1
Change due to shipment volume	(17.4)
Change due to price	(22.6)
Quarter ended March 31, 2007	$245.1

Oilfield revenues for the three months ended March 31, 2007 decreased 14% from the same period in 2006.  Oilfield products experienced an 8% decrease in average oilfield product pricing and a 6% decrease in shipment volumes for the first quarter of 2007 compared to the same period in 2006.

The largest component of the oilfield products segment is OCTG.  OCTG revenues were down 24% in the quarter ended March 31, 2007 compared to the same period of the prior year due principally to decreased demand for alloy-grade casing and tubing.  Shipment volumes of alloy-grade OCTG declined 35% in the quarter ended March 31, 2007 when compared to the same period in 2006 while carbon-grade OCTG shipment volumes were unchanged for the same period.  The decrease in alloy-grade OCTG is partially attributable to a shift from the large diameter alloy-grade products used primarily in Gulf of Mexico applications due to reduced demand as rigs have been moved from the Gulf of Mexico to international locations since the first quarter of 2006.  In addition, demand from distributors for OCTG was lower in the first quarter of 2007 compared to the same period in the prior year in response to lower natural gas prices.  Also within OCTG, pricing for alloy-grade OCTG decreased 9% for the quarter ended March 31, 2007 while the average price for carbon-grade OCTG increased 3%.

Shipment volumes of line pipe increased by 38% in the first quarter of 2007 compared to the first quarter of 2006 while average pricing was 7% higher.  Demand in the first quarter of 2007 was up over the same period in 2006 as newly announced natural gas transmission pipelines have increased requirements for line pipe 16 inches and smaller used in gathering systems associated with the new transmission pipelines.

Specialty Tubing Products

The table below illustrates the impact of volume changes and average price changes on specialty tubing product revenues for the quarter ended March 31, 2007 ($ in millions):

Specialty
Tubing
Quarter ended March 31, 2006	$43.6
Change due to shipment volume	4.7
Change due to price	—
Quarter ended March 31, 2007	$48.3

Specialty tubing product revenues increased 11% in the quarter ended March 31, 2007 from the same period in 2006 due to an increase in shipment volumes of 11% combined with unchanged average prices for specialty tubing.  Increased shipment volumes are attributable to increased sales to certain original equipment manufacturers and  higher sales of boiler tubes and fuel economizers.  Revenues from precision mechanical tubulars, which were approximately 71% of total specialty tubing revenues, increased 11% during the first quarter of 2007 compared to the same period in the prior year on 6% higher shipment volumes.  Revenues from heat recovery tubulars, which were approximately 29% of total specialty tubing revenues, also increased 11% for the quarter ended March 31, 2007 compared to the same prior year period.

Flat Rolled Steel and Other

The table below illustrates the impact of volume changes and average price changes on flat rolled steel and other revenues for the quarter ended March 31, 2007 ($ in millions):

Flat Rolled
Steel and
Other

Quarter ended March 31, 2006	$22.2
Change due to shipment volume	(6.5)
Change due to price	1.9
Quarter ended March 31, 2007	$17.6

Flat rolled steel and other revenues were down 21% for the three months ended March 31, 2007 due to 27% lower shipment volumes.   Flat rolled steel and other revenues approximated 6% of total revenues for the quarter ended March 31, 2007.

Other Operating Analysis

The gross profit for the three months ended March 31, 2007 was $32.8 million compared to $80.8 million for the same 2006 period.  The gross margin percentage decreased from 23% for the first quarter of 2006 to 11% for the current year first quarter.  The gross margin decreased due to higher average steel prices, which comprise approximately 65% of cost of goods sold and were up 39% in the first quarter of 2007 compared the same period a year ago combined with lower average selling prices for our oilfield products, which were down 8%.  Also, there was a shift in the mix of oilfield products in the first quarter of 2007 compared to the first quarter of 2006 which included a higher percentage of lower margin carbon grade OCTG versus higher margin alloy grade OCTG and a higher percentage of line pipe versus OCTG.    Carbon grade OCTG was 42% of total OCTG revenues versus 32% in the first quarter of 2006 and line pipe comprised 24% of total oilfield products revenues in the first quarter of 2007 compared to 14% in the same period a year ago.

The decrease in gross profits directly impacted operating results for the three months ended March 31, 2007, which resulted in operating income of $13.7 million compared to operating income of $65.2 million in the three months ended March 31, 2006.

In the three months ended March 31, 2007, SG&A costs increased approximately 22% compared to the three months ended March 31, 2006.  The increase in SG&A costs was principally due to $4.5 million in professional fees associated with the proposed acquisition of Lone Star by U.S. Steel, which was announced on March 29, 2007.  Excluding the $4.5 million in professional fees associated with this activity, SG&A would have decreased 6%.

Interest income decreased $1.6 million for the three months ended March 31, 2007 from the same period in 2006 due to a $224.8 million decrease in investments in cash and cash equivalents and short-term investments from $356.1 million at March 31, 2006.

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

Interest expense decreased $2.8 million for the three months ended March 31, 2007 due to the decreased debt outstanding from the June 1, 2006 extinguishment of the $150.0 million of Senior Notes.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted by any discrete events, which are reported in the period in which they occur.  This estimate is re-evaluated each quarter based on Lone Star’s estimated tax expense for the year.  The tax expense for the period ended March 31, 2007 is $4.5 million, which represents an effective tax rate of 31.3% for the quarter.

This compares to the prior year income tax expense of $23.8 million, which represented an effective tax rate of 36.6% for the quarter.  The estimated effective tax rate for the period ended March 31, 2007 reflects a provision for federal and state taxes, benefits from tax-exempt interest, and other miscellaneous items.  The 2006 effective tax rate consists of a provision for federal and state taxes, and other miscellaneous items.

Financial Condition And Liquidity

We have historically funded our business from our operating activities.  We believe that this along with our cash balances, investments in debt securities, and our unused credit facility will provide the liquidity necessary to fund our operational cash requirements for the remainder of 2007.

The following table summarizes our capital resources ($ in millions):

	At March 31,
	2007	2006
Cash and cash equivalents	$16.0	$156.5
Investments in debt securities	$115.3	$199.6

Working capital	$512.4	$659.0
Unused credit facility	$218.6	$114.7

As of March 31, 2007, our cash and cash equivalents plus investments in debt securities totaled $131.3 million, compared to cash and cash equivalents plus investments in debt securities of $356.1 million at March 31, 2006.  The decrease in our cash and cash equivalents and our investments in debt securities are directly related to our redemption of our Senior Notes, investments in joint ventures, common stock repurchases, and capital expenditures, partially offset by cash generated by operations during the last twelve months.

Cash used in operating activities was $19.4 million for the three months ended March 31, 2007, compared to cash provided by operating activities of $105.7 million in the same prior year period.  This decrease was primarily due to net income of $9.2 million, increased accounts receivables of $7.2 million and increased inventories of $29.4 million from December 31, 2006.

Cash used in investing activities during the three months ended March 31, 2007 net to zero compared to $53.4 million in the same prior year period and was due to the purchase of investments in debt securities totaling $26.4 million, offset by proceeds and maturities of available-for-sale investments totaling $31.5 million.  Capital expenditures for the three months ended March 31, 2007 decreased by $2.2 million compared to the same period in 2006.

Cash used in financing activities for the three months ended March 31, 2007 totaled $10.1 million.  Cash was used in the purchase of $10.9 million of treasury stock, offset by $0.5 million from the exercise of stock options and $0.3 million related to tax benefits from share-based compensation.

In December of 2006, Lone Star amended and restated its credit facility which provides for total available borrowings of $225.0 million and can be used for general corporate purposes.  Under the credit facility, Lone Star can borrow an amount based on 85% of eligible accounts receivable and 70% of eligible inventories or $155 million reduced by outstanding letters of credit, which totaled $6.4 million at March 31, 2007.  Total availability under the credit facility was $218.6 million at March 31, 2007.  The credit facility expires in December 2010.

On October 24, 2006, Lone Star announced that its Board of Directors authorized a $100 million stock buy-back program which will expire at the end of 2007.  Shares purchased by Lone Star will be added to treasury shares and may be used in Lone Star’s long term incentive plan and for other corporate purposes.  As of December 31, 2006 Lone Star had purchased 111,900 shares of common stock at a total of approximately $5.5 million.  During the first quarter of 2007, an additional 235,000 shares of common stock were purchased at a total cost of $10.9 million.

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

On November 30, 2006, Lone Star announced that it completed a joint venture transaction with Grupo Peixoto de Castro to produce finished welded oilfield tubular products.  Under the agreement, Lone Star acquired a 50% ownership stake in Apolo Mecanica e Estruturas LTDA, for approximately $42 million, of which $24 million was paid at closing with the balance to be paid over the next 15 months.

On December 20, 2006, Lone Star announced that it had entered into a definitive agreement to form a joint venture with the Welspun Group, to design, engineer, and construct a manufacturing facility capable of producing large diameter spiral welded tubulars.  Lone Star holds a 40% ownership stake in the newly formed company, Welspun-Lone Star Tubulars LLC.  The total investment amount in the joint venture is currently under review.  Lone Star had contributed $1.6 million as of December 31, 2006, with no additional contributions made in the first quarter of 2007.  Additional contributions in the remainder of 2007 could range from of $0 to $16 million.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

At March 31, 2007, we had contractual cash obligations to make payments under leases, purchase obligations, obligations to fund pension obligations, and commercial commitments in the form of unused lines of credit.  Cash payments due under these long-term obligations are as follows ($ in millions):

	Obligations Due By Period (1)
		Less
		Than One	1 - 2	2 - 4
Contractual Obligations	Total	Year	Years	Years	Thereafter
Operating lease obligations	$10.1	$3.9	$4.9	$1.3	$—
Purchase obligations	20.1	20.1	—	—	—
Joint venture obligations	18.8	12.5	6.3	—	—
Other long-term obligations	13.1	13.1	—	1.0	—
Total Contractual Obligations	$62.1	$49.6	$11.2	$2.3	$—

(1)                                The table does not include an estimate for income tax payments which we are required to make but not required to include above.

(2)                                Obligation for Apolo Joint Venture.

(3)                                Other long-term obligations represent cash contributions to our pension plan.

Commercial commitment expirations are as follows ($ in millions):

	Commitment Expiration by Period
		Less
		Than One	1 - 2	2 - 4
	Total	Year	Years	Years	Thereafter
Unused credit facility	$225.0	$—	$—	$225.0	$—

Recent Accounting Pronouncements

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 utilizes a two-step approach for evaluating tax positions.  Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits is more likely than not to be sustained upon examination.  Measurement (Step 2) is only addressed if Step 1 has been satisfied.  Under Step 2, the tax benefit is measured at the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon final settlement.  FIN 48’s use of the term “more likely than not” in Steps 1 and 2 is consistent with how the term is used in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) (i.e. the likelihood of an occurrence greater than 50%).  FIN 48 applies to all tax positions related to income taxes subject to SFAS 109.  The Company adopted FIN 48 as of January 1, 2007 as required.  The cumulative adjustment to beginning retained earnings related to the implementation of FIN 48 was immaterial.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006 and were reported in our  Form 10-K for the year ended December 31, 2006 in Employee Benefit Plans – Note J.  The new measurement date requirement applies for fiscal years ending after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities  -- Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

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

To the extent that Lone Star borrows against its credit facility, it will be subject to interest rate risk.  There were no borrowings outstanding at March 31, 2007.

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

Beginning in 2003, Lone Star’s subsidiary, Zinklahoma, Inc., inactive since 1989, has been named as one of a number of defendants in eight lawsuits alleging that the plaintiffs had contracted mesothelioma as the result of exposure to asbestos in products manufactured by the defendants and John Zink Company (“Zink”).  Five of these lawsuits have been dismissed and one was settled for less than $0.1 million.  Lone Star acquired the stock of Zink in 1987 and, in 1989, sold the assets of the former Zink to Koch Industries, Inc. (“Koch”) and renamed the now-inactive subsidiary “Zinklahoma, Inc.”  Lone Star retained, and agreed to indemnify Koch against, certain pre-closing liabilities of Zink.  It is Lone Star’s understanding that Zink never manufactured asbestos and primarily used it only in certain purchased gaskets that were encapsulated in copper and contained in burners and flares made by Zink prior to 1984, when Zink ceased using asbestos-containing products entirely.  Koch continues to operate the business as John Zink Company, LLC (“Zink LLC”).

In addition, Zink LLC has been named in fifteen lawsuits in which the plaintiffs, nine of whom have mesothelioma, allege exposure to asbestos in Zink’s products (six of these have been dismissed).  Koch is seeking indemnification from Lone Star with respect to the nine pending lawsuits alleging exposure to asbestos.  The costs of defending and settling the lawsuits alleging exposure to asbestos in Zink’s products have been borne by Zink’s insurance carrier.

Lone Star announced on March 29, 2007, that it had entered into a definitive agreement under which U.S. Steel will acquire Lone Star. On March 29, 2007, Frank Capovilla, on behalf of himself and holders of Lone Star Technologies, Inc.’s common stock, filed a purported shareholder class action petition in the District Court of Dallas County, Texas, under that court’s docket number DC-07-02979, against Lone Star and the individual members of our Board of Directors.  The action seeks declaratory and injunctive relief related to our potential acquisition by U.S Steel.  Specifically, the petition alleges self-dealing and breach of fiduciary duties in connection with Lone Star’s Board of Directors’ approval of the merger, and the purported plaintiffs seek: a declaration that the merger agreement is unenforceable; an injunction to enjoin the merger from going forward; and the imposition of a constructive trust in favor of the purported plaintiffs upon any benefits improperly received by the defendants.  At this early stage in litigation, the likely outcome cannot be predicted, but Lone Star intends to defend vigorously against the claims.

Item 1A.               Risk Factors

Please review the following risk factor in connection with the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

There is no assurance that the transaction between Lone Star and U. S. Steel will close in the second or third quarter of 2007, or at all.  The consummation of our proposed acquisition by U. S. Steel is subject to several risks, uncertainties and other factors, including the following:

•                  we may be unable to obtain the required shareholder approval for the merger at the special meeting;

•                  we may be unable to obtain the necessary regulatory approvals for the merger in a timely manner or at all, or we may be able to obtain the approvals only by agreeing to conditions that would not be acceptable to us or U. S. Steel;

•                  the conditions to the closing of the merger may not be satisfied, or the merger agreement may be terminated prior to closing, which would in some cases require payment of a $59 million termination fee;

•                  disruptions and uncertainty resulting from our proposed merger may make it more difficult for us to maintain relationships with other customers, employees or suppliers, and as a result our business may suffer;

•                  the effects of litigation filed in connection with the announcement of our proposed merger;

•                  the restrictions on our conduct prior to closing contained in the merger agreement may have a negative effect on our flexibility and our business operations; and

•                  the merger may involve unexpected costs or unexpected liabilities.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

The following table delineates the shares of Lone Star common stock purchased by the Company during the first quarter of 2007 pursuant to its previously announced buyback program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum amount that may yet be purchased under the plans or programs
January 1 through January 31, 2007	155,000	$45.75	155,000	$87.4
February 1 through February 28, 2007	80,000	$47.99	80,000	$83.6
March 1 through March 31, 2007	0	$0	0	$0
Total	235,000	$46.51	235,000	$83.6

During January and February of 2007, the Company purchased, pursuant to a Rule 10b5-1 plan which was dated November 30, 2006 and expired on February 28, 2007, 235,000 shares of its common stock at a total cost of approximately $10.9 million under its buyback program which was announced on October 24, 2006. Since the inception of the buyback program on October 24, 2006, the Company has purchased a total of 346,900 shares of its common stock at a total cost of approximately $16.4 million.

Item 6.                  Exhibits

2.1                                 Agreement and Plan of Merger, dated March 28, 2007, by and among U.S. Steel, WP Acquisition Holding Corp. and Lone Star (incorporated by reference to Exhibit 2.1 to Form 8-K of Lone Star as filed on March 29, 2007

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

LONE STAR TECHNOLOGIES, INC.

	By:	/s/ Charles J. Keszler
Charles J. Keszler
Dated: May 1, 2007		Vice President and Chief Financial Officer